Form 10-Q
period 1995-03-31
PROCYTE CORP /WA/
filed 1995-05-11
CIK 856072

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q




             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934.


                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1995

                         Commission File Number 0-18044

                               PROCYTE CORPORATION
           (Exact name of the registrant as specified in its charter)





WASHINGTON                                               91-1307460
(State of incorporation)                   (I.R.S. Employer Identification No.)

12040 115TH AVENUE N.E., SUITE 210, KIRKLAND, WA         98034-6900
(Address of principal executive offices)                 (Zip code)

Registrant's telephone number, including area code:      (206)820-4548

Securities registered pursuant to Section 12(b) of the Act:   NONE


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for 90 days.

                                Yes {X}    No { }


As of May 8, 1995, there were issued and outstanding 13,118,495 shares of common stock, par value $.01 per share.

                               PROCYTE CORPORATION

                                      INDEX




PART I  FINANCIAL INFORMATION                                 PAGE NO.

              Item 1. Financial Statements (unaudited)
                             Balance Sheet
                             Three months ended March 31, 1995 and 1994 -      3

                             Statements of Operations
                             Three months ended March 31, 1995 and 1994 -      4

                             Statements of Cash Flows
                             Three months ended March 31, 1995 and 1994 -      5

                             Statements of Stockholders' Equity -              6

                             Notes to Financial Statements -                   7

              Item 2. Management's Discussion and
                             Analysis of Financial Condition and
                             Results of Operations -                           9


PART II OTHER INFORMATION                                                     12
              Item 1. Legal Proceedings

              Item 4. Submission of Matters to a Vote of Security Holders

              Item 6. Exhibits and Reports on Form 8-K


INDEX TO EXHIBITS                                                             12


SIGNATURES                                                                    12

PART I -  FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS

                               PROCYTE CORPORATION
                          (a development stage company)
                                 BALANCE SHEETS

                                                                           March 31,
                                                                             1995             December 31,
                                                                          (unaudited)            1994
                                                                        ---------------     ---------------
ASSETS

CURRENT ASSETS
Cash and cash. . . . . . . . . . . . . . . . . . . . . . . . . .         $ 16,873,511        $ 26,243,922
Securities available for sale. . . . . . . . . . . . . . . . . .           25,100,522          16,770,215
Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              353,276             460,223
                                                                        ---------------     ---------------
   Total current assets. . . . . . . . . . . . . . . . . . . . .           42,327,309          43,474,360

PROPERTY AND EQUIPMENT, at cost
Equipment. . . . . . . . . . . . . . . . . . . . . . . . . . . .            3,334,412           3,328,829
Leasehold improvements . . . . . . . . . . . . . . . . . . . . .            5,097,833           5,097,833
Less accumulated depreciation and amortization . . . . . . . . .           (2,658,717)         (2,463,354)
                                                                        ---------------     ---------------
   Property and equipment, net . . . . . . . . . . . . . . . . .            5,773,528           5,963,308

PATENTS, at cost . . . . . . . . . . . . . . . . . . . . . . . .              531,718             527,329
Less accumulated amortization. . . . . . . . . . . . . . . . . .             (126,310)           (111,310)
                                                                        ---------------     ---------------
   Patents, net. . . . . . . . . . . . . . . . . . . . . . . . .              405,408             416,019

OTHER. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              159,399             159,399
                                                                        ---------------     ---------------
TOTAL ASSETS . . . . . . . . . . . . . . . . . . . . . . . . . .         $ 48,665,644        $ 50,013,086
                                                                        ---------------     ---------------
                                                                        ---------------     ---------------

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable . . . . . . . . . . . . . . . . . . . . . . . .         $    430,480        $    293,466
Accrued liabilities. . . . . . . . . . . . . . . . . . . . . . .            1,099,697           1,093,954
Deferred income. . . . . . . . . . . . . . . . . . . . . . . . .              368,420             340,344
                                                                        ---------------     ---------------
   Total current liabilities . . . . . . . . . . . . . . . . . .            1,898,597           1,727,764

DEFERRED LEASE PAYMENTS. . . . . . . . . . . . . . . . . . . . .               81,027              83,003
DEFERRED STATE SALES TAXES . . . . . . . . . . . . . . . . . . .               52,544              52,544

COMMITMENTS

STOCKHOLDERS' EQUITY
Preferred stock $.01 par value:  2,000,000 shares
   authorized; no shares issued or outstanding . . . . . . . . .
Common stock $.01 par value: 30,000,000 shares
   authorized; shares issued and outstanding
   13,118,495 - March 31, 1995 and 12,920,296 - 1994 . . . . . .              131,185             129,203
Additional paid-in capital . . . . . . . . . . . . . . . . . . .           82,318,354          82,292,913
Deficit accumulated during the development stage . . . . . . . .          (35,688,464)        (34,118,285)
Unearned compensation. . . . . . . . . . . . . . . . . . . . . .             (127,599)           (154,056)
                                                                        ---------------     ---------------
   Total stockholders' equity. . . . . . . . . . . . . . . . . .           46,633,476          48,149,775
                                                                        ---------------     ---------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY . . . . . . . . . . .         $ 48,665,644        $ 50,013,086
                                                                        ---------------     ---------------
                                                                        ---------------     ---------------

                        SEE NOTES TO FINANCIAL STATEMENTS

                               PROCYTE CORPORATION
                          (a development stage company)
                            STATEMENTS OF OPERATIONS
                                   (unaudited)




                                                                                         January 1,
                                                                                            1985
                                                                                        (predecessor
                                                  Three months ended March 31,         inception) to
                                               ----------------------------------         March 31,
                                                    1995                1994                1995
                                               --------------      --------------      --------------
REVENUES
Research and development
   revenues under collaborative
   agreements. . . . . . . . . . . . . . . .   $     576,655       $     412,287       $   6,795,050
License fees . . . . . . . . . . . . . . . .                                                 600,000
Interest income. . . . . . . . . . . . . . .         711,387             279,565           5,115,284
Other. . . . . . . . . . . . . . . . . . . .                                                 697,764
                                               --------------      --------------      --------------
Total revenues . . . . . . . . . . . . . . .       1,288,042             691,852          13,208,098
                                               --------------      --------------      --------------

COSTS AND EXPENSES
Research and
   development . . . . . . . . . . . . . . .       1,891,556           2,723,353          37,796,616
General and
   administrative. . . . . . . . . . . . . .         966,665             734,016          11,102,734
                                               --------------      --------------      --------------
Total costs and expenses . . . . . . . . . .       2,858,221           3,457,369          48,899,350
                                               --------------      --------------      --------------
NET LOSS . . . . . . . . . . . . . . . . . .   $  (1,570,179)      $  (2,765,517)      $ (35,691,252)
                                               --------------      --------------      --------------
                                               --------------      --------------      --------------

NET LOSS PER
   COMMON SHARE. . . . . . . . . . . . . . .   $       (0.12)      $       (0.24)      $       (5.46)
                                               --------------      --------------      --------------
                                               --------------      --------------      --------------

Weighted average number of
   common shares used in computing
   net loss per common share . . . . . . . .      13,043,586          11,602,781           6,542,216
                                               --------------      --------------      --------------
                                               --------------      --------------      --------------



                        SEE NOTES TO FINANCIAL STATEMENTS

                               PROCYTE CORPORATION
                          (a development stage company)
                            STATEMENTS OF CASH FLOWS
                                   (unaudited)


                                                                                                                       January 1,
                                                                                                                          1985
                                                                                                                     (predecessor
                                                                                                                     inception) to
                                                                                Three months ended March 31,            March 31,
                                                                           -------------------------------------    ---------------
OPERATING ACTIVITIES                                                               1995                1994               1995
                                                                           -------------------------------------    ---------------
Net Loss                                                                     $  (1,570,179)      $  (2,765,517)      $ (35,691,252)
 Adjustments to reconcile net loss
 to net cash used in operating activities:
   Depreciation. . . . . . . . . . . . . . . . . . . . . . . . . . . .             195,363             117,091           2,909,387
   Patent expense. . . . . . . . . . . . . . . . . . . . . . . . . . .              15,000               6,000             572,571
   Amortization of discount on marketable securities . . . . . . . . .                                                     (15,625)
   Gain on sale of securities available for sale . . . . . . . . . . .            (138,264)                                 (1,354)
   Stock grants. . . . . . . . . . . . . . . . . . . . . . . . . . . .                                                      41,087
   Compensation expense on stock options . . . . . . . . . . . . . . .              26,457              44,567             612,539
   Changes in assets and liabilities:
     (Increase) decrease in other current assets . . . . . . . . . . .             106,947             (15,322)           (353,280)
     Decrease in deferred offering expenses. . . . . . . . . . . . . .                                  99,112
     Increase in other assets. . . . . . . . . . . . . . . . . . . . .                                                      (9,399)
     Increase in accounts payable. . . . . . . . . . . . . . . . . . .             137,014             439,129             345,361
     Increase in accrued liabilities . . . . . . . . . . . . . . . . .               5,743             127,641           1,044,789
     Increase in deferred income . . . . . . . . . . . . . . . . . . .              28,076             242,112             368,420
     Increase (decrease) in deferred lease payments. . . . . . . . . .              (1,976)              2,965              81,027
     Decrease in deferred use tax. . . . . . . . . . . . . . . . . . .                                                     (42,169)
                                                                             --------------      --------------      --------------
Net cash used in operating activities. . . . . . . . . . . . . . . . .          (1,195,819)         (1,702,222)        (30,137,898)
                                                                             --------------      --------------      --------------

FINANCING ACTIVITIES
  Proceeds from issuance of stock - net. . . . . . . . . . . . . . . .              27,423          35,578,705          81,294,896
  Proceeds from borrowings . . . . . . . . . . . . . . . . . . . . . .                                                     500,000
                                                                             --------------      --------------      --------------
Net cash provided by financing activities. . . . . . . . . . . . . . .              27,423          35,578,705          81,794,896
                                                                             --------------      --------------      --------------

INVESTING ACTIVITIES
  Purchase of property and equipment . . . . . . . . . . . . . . . . .              (5,583)         (2,312,249)         (8,586,984)
  Interest-bearing lease deposit . . . . . . . . . . . . . . . . . . .                                                    (150,000)
  Purchase of securities available-for-sale. . . . . . . . . . . . . .         (29,272,464)                            (95,274,839)
  Proceeds from sale or redemption of securities available for sale. .          21,080,421                              70,191,296
  Patents:
    Expenditures . . . . . . . . . . . . . . . . . . . . . . . . . . .              (6,049)            (54,566)         (1,024,166)
    Reimbursements . . . . . . . . . . . . . . . . . . . . . . . . . .               1,660               3,846              61,206
                                                                             --------------      --------------      --------------
Net cash used in investing activities. . . . . . . . . . . . . . . . .          (8,202,015)         (2,362,969)        (34,783,487)
                                                                             --------------      --------------      --------------

NET INCREASE IN CASH AND CASH EQUIVALENTS. . . . . . . . . . . . . . .          (9,370,411)         31,513,514          16,873,511

CASH AND CASH EQUIVALENTS
      AT BEGINNING OF PERIOD . . . . . . . . . . . . . . . . . . . . .          26,243,922          22,653,578
                                                                             --------------      --------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD . . . . . . . . . . . . . .       $  16,873,511       $  54,167,092       $  16,873,511
                                                                             --------------      --------------      --------------
                                                                             --------------      --------------      --------------

SUPPLEMENTAL SCHEDULE OF NON-CASH
  FINANCING AND INVESTING ACTIVITIES
   Conversion of debt to common stock. . . . . . . . . . . . . . . . .                                               $     500,000
                                                                                                                     --------------
                                                                                                                     --------------
   Issuance of stock for patents . . . . . . . . . . . . . . . . . . .                                               $      27,790
                                                                                                                     --------------
                                                                                                                     --------------


                        SEE NOTES TO FINANCIAL STATEMENTS

                               PROCYTE CORPORATION
                          (a development stage company)
                       STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (unaudited)



                                                                                           Deficit
                                                                                         Accumulated
                                                      Common Stock          Additional    During the
                                                ------------------------     Paid-in      Development     Unearned
                                                  Shares      Par Value      Capital         Stage       Compensation       Total
                                                ----------    ----------   ------------  -------------   ------------   ------------
Balance, December 31, 1994 . . . . . . . . .    12,920,296      129,203     82,292,913    (34,118,285)     (154,056)     48,149,775
Exercise of stock options:
  ($2.16 per share) January 23 . . . . . . .         9,000           90         19,350                                       19,440
  ($.09 per share) in exchange for
  5,681 issued shares February 3 . . . . . .       179,919        1,799         (1,797)                                           2
  ($0.86 per share) February 14. . . . . . .         9,280           93          7,888                                        7,981
Amortization of unearned compensation. . . .                                                                 26,457          26,457

Net loss . . . . . . . . . . . . . . . . . .                                               (1,570,179)                   (1,570,179)
                                                ----------    ----------   ------------  -------------    ----------    ------------
Balance, March 31, 1995. . . . . . . . . . .    13,118,495     $131,185    $82,318,354   $(35,688,464)    $(127,599)    $46,633,476
                                                ----------    ----------   ------------  -------------    ----------    ------------
                                                ----------    ----------   ------------  -------------    ----------    ------------

                               PROCYTE CORPORATION
                          (a development stage company)
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

1.   BASIS OF PRESENTATION

     The accompanying unaudited Financial Statements of ProCyte Corporation (the "Company") for the three-month periods ended March 31, 1995 and 1994, have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Pursuant to such rules and regulations, the Financial Statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Accordingly, this financial information should be read in conjunction with the complete Financial Statements, including the notes thereto and the auditors' opinion, which are included in the Company's Annual Report, incorporated by reference on Form 10-K, for the year ended December 31, 1994.
In the opinion of management, all material adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Interim results are not necessarily indicative of the results that may be expected for the year ending December 31, 1995.

2.   INVESTMENTS

     At March 31, 1995, the Company's investments consist primarily of U.S. Treasury bills and notes and are classified as "available for sale." The amortized cost and estimated market value for investments maturing in one year or less is $18,699,987, and those maturing in one through five years is $6,400,535. Unrealized gains or losses at March 31, 1995 were insignificant, and realized gains from sales of investments in the three-month period ended March 31, 1995 were $138,264.

     3. COLLABORATIVE AGREEMENTS

KISSEI PHARMACEUTICAL CO., LTD.

     For the three-month period ended March 31, 1995 the Company earned revenue of $251,704 under the agreement with Kissei Pharmaceutical Co, Ltd.

KAKEN PHARMACEUTICAL CO., LTD.

     The Company earned revenue under the agreement with Kaken Pharmaceutical Co, Ltd. for the three-period ended March 31, 1995 of $324,951. Deferred revenue at March 31, 1995 represents the remainder of cash advanced by Kaken for research to be performed under the terms of the agreement. At quarter end, unearned revenue from Kaken's funding was $368,420.

                               PROCYTE CORPORATION
                          (a development stage company)
              NOTES TO FINANCIAL STATEMENTS (UNAUDITED) - CONTINUED



4.   STOCKHOLDERS' EQUITY

     Information relating to stock options granted, exercised, canceled and currently exercisable is as follows:

                                      Shares subject      Option price
                                         to option            range
                                         ---------            -----
          Balance, January 1, 1994       1,019,808         $.09 - $16.56
                  Granted                   52,000       $13.18 - $13.88
                  Exercised                  2,456        $2.16 -  $5.00
                  Canceled                   1,160                 $2.16
          Balance, March 31, 1994        1,068,192       $ 0.09 - $16.56

          Balance, January 1, 1995       1,412,710        $0.09 - $11.88
                  Granted                  428,500                 $2.94
                  Exercised                194,880        $0.09 -  $0.86
                  Canceled                  89,600        $2.53 - $10.79
          Balance, March 31, 1995        1,556,730        $2.16 - $11.88

          Currently exercisable            511,716


     During the three months ended March 31, 1995, the Compensation Committee of the Board of Directors approved grants of incentive stock options to purchase 428,500 shares of common stock to employees of the Company, of which three grants were to officers of the Company. All options are subject to vesting schedules.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
     FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

     The Company relies primarily on equity financings and corporate partnerships to fund its operations and capital expenditures. At March 31, 1995, the Company had cash, cash equivalents and short-term investments of approximately $42.0 million, and working capital of approximately $40.4 million.

     The Company believes that its present capital resources and expected revenues from existing license agreements should be sufficient to fund the Company's currently planned operations and capital needs for up to two years. The Company's future cash requirements, however, may vary materially from those now expected because of a number of factors. The Company may be required to raise additional capital through equity offerings, strategic alliances or other sources. There can be no assurance that such funds will be available to the Company on acceptable terms, if at all.

     The Company is presently pursuing a three-fold corporate strategy in an effort to build long-term shareholder value. This strategy involves: (1) continuing to develop the Company's family of proprietary copper-based therapeutics; (2) actively seeking a suitable technology-rich merger or acquisition candidate that could enhance the Company's ability to provide nearer-term product introductions; and (3) fully utilizing the Company's existing manufacturing facility by providing contract manufacturing services.

     The Company made progress during the quarter with regard to clinical development of the Company's compounds, including a Phase I/II study of investigational Iamin-IB-TM- solution for potential treatment of ulcerative colitis, a common form of inflammatory bowel disease. In April, the Company initiated a Phase I clinical trial of PC1358, tradenamed Tricomin-TM- solution, for potential treatment of hair loss conditions. Also in April, the Company supplied Kissei Pharmaceutical Co., Ltd, with drug supplies for Kissei's use in a Phase I Iamin-Registered Trademark- gel wound healing study in Japan. ProCyte continues to focus efforts on Iamin-Registered Trademark- gel and on other early-stage research compounds.

     The Company cannot predict the outcome of its research, development or clinical trials for drug candidates which it intends to pursue. The Company presently intends to focus the majority of its efforts in the near-term on programs which are at a significantly earlier stage of research and development, and may never become commercially viable if research and development studies are inconclusive or if clinical endpoints are not achieved at any stage of clinical testing.

     ProCyte's activities and the drug candidates it is developing are subject to significant government regulation. Pharmaceuticals are subject to stringent testing and pre-marketing approval by the FDA and comparable health authorities in other countries. Whether or not FDA approval has been obtained, approval of a drug by comparable regulatory authorities in other countries must be obtained prior to marketing the product in those countries. There can be no assurance that clinical testing will provide sufficient evidence of safety and efficacy in humans, or that FDA-designated clinical results criteria will be satisfied, or that regulatory approvals will be granted. Delays in obtaining regulatory approval could adversely affect the manufacturing and marketing of the Company's products, the Company's financial position and the Company's ability to generate sales revenues or royalties. When and if regulatory approvals are granted, the Company's products will be subjected to continuing regulatory review. Adverse governmental regulation which might arise from future legislative or administrative action cannot be predicted.

     The Company cannot predict what healthcare reform legislation, if any, will be enacted. Significant changes in the U.S. or foreign healthcare systems are likely to have a substantial impact over time on the manner in which the Company conducts its business and could have a material adverse effect on the Company's, and its present or future partners' or collaborators', results of operations.

     The Company continues to seek a suitable merger, acquisition or technology licensing opportunity. These discussions are ongoing. The Company cannot predict what, if any outcome will result from the Company's extensive efforts in this regard or what impact, if any, the outcome of such discussions may have on the Company's existing product pipeline and current overall strategy.

     During the quarter ended March 31, 1995, ProCyte implemented a business development program to inform potential industry clients of the Company's ability to provide contract manufacturing services under current good manufacturing practices guidelines. The Company believes that it will take some time to build its contract manufacturing reputation and client base, and that there can be no assurance that it will be successful in this regard. At present, the Company has several proposals in process for potential clients and is performing some contract manufacturing.

OPERATING LOSSES

     The Company is engaged in the research and development of human pharmaceuticals utilizing copper-based compounds. Such research and development has been funded from the Company's equity-derived working capital and through corporate partnerships. The Company has incurred operating losses since its inception due to financial and regulatory requirements required to support research, development and clinical studies of its proprietary technology. In particular, the Company has supported and continues to finance research and development of investigational Iamin-Registered Trademark- gel for potential treatment of wounds, investigational Iamin-IB-TM- solution for potential treatment of inflammatory bowel disease, investigational Tricomin-TM- solution for potential treatment of hair loss conditions, and PC1250 for antiviral indications.

     The Company expects to incur additional operating losses for a number of years until its proposed products may be approved for commercial use. At March 31, 1995, the Company's accumulated deficit was approximately $35.7 million.

REVENUES

     For the three-month period ended March 31, 1995, ProCyte earned revenues from collaborative agreements and interest income of $576,655, and $711,387, respectively. This compares to collaborative agreement revenues of $412,287 and interest income of $279,565 earned in the first three months of 1994. The increase in revenues is primarily due to the continuing investment of funds raised in the Company's February 1994 equity offering, and to higher interest rates available for the Company's short-term investments in 1995 compared to interest rates in early 1994.

     The final research and development funding due under the agreement with Kaken Pharmaceutical Co., Ltd., ProCyte's partner in Asia for development of the hair loss technology, was received during the first quarter of 1995. At quarter end, unearned revenue from Kaken's funding was $368,420.

     Kaken may terminate the agreement at any time by giving ProCyte sixty days' prior written notice after December 14, 1993. Currently, the parties are discussing their relationship with respect to development of the compound in Japan as a pharmaceutical product. There can be no assurance that the parties will reach a mutually satisfactory decision regarding the compound's development in Japan or that the agreement between the parties will not be terminated.

EXPENSES

     Research and development expenses for the three-month period ended March 31, 1995 were $1,891,556, compared to $2,723,353 for the same period in 1994.
Expenditures during the period conform with the Company's planned decrease in expenses for the quarter, primarily due to the early-stage of drug candidates in development. Currently, the Company expects its research and development expenses to remain substantially below expenditures for the comparable periods in the prior year primarily for this reason.

     General and administrative expenses for the three-month period ended March 31, 1995 were $966,665, compared to $734,016 for the same three-month period in 1994. The increase was primarily related to legal and other fees incurred as a result of the Company's defense of the class action lawsuit and review of and response to the Scherer/Derma takeover attempt, and to the Company's investigation of merger, acquisition and technology licensing opportunities.
The Company expects its general and administrative expenses to remain relatively high compared to the prior year due to the shareholder lawsuit and the Company's pursuit of merger, acquisition or technology licensing opportunities.

                           PART II - OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

     The Company and certain of its officers have been named as defendants in a number of purported class action lawsuits filed in the United States District Court for the Western District of Washington. The filing of the lawsuits followed the Company's October 17, 1994 announcement regarding the preliminary analysis of its Phase II Iamin-Registered Trademark- gel clinical trial. Pursuant to court order, the lawsuits have been consolidated and all previous complaints have been replaced by an Amended Consolidated Complaint. Plaintiffs in these lawsuits, who purport to represent a class of purchasers of the Company's securities between February 2, 1994 and October 17, 1994, allege that the defendants misrepresented and/or omitted material information in public statements concerning the Company's investigational Iamin-Registered Trademark-gel. Plaintiffs allege violation of federal securities laws and other laws and seek recovery of monetary damages in an unspecified amount. The Company believes the claims to be without merit and intends to defend the lawsuits vigorously. There can be no assurance, however, that the Company's defense will be successful, or that the lawsuits will not have an adverse affect on the Company or its financial condition.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           None.

ITEM 5.    EXHIBITS AND REPORTS ON FORM 8-K

     (a)   Exhibits - None.

     (b)   Reports on Form 8-K - None.


                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             PROCYTE CORPORATION
                                                (REGISTRANT)


Date:  May 8, 1995                    By      /s/Joseph Ashley
                                         ------------------------------
                                                 Joseph Ashley
                                         Chairman, President and C.E.O.



Date:  May 8, 1995                    By:     /s/ David H. Fulle
                                          ------------------------------
                                                  David H. Fulle
                                           Principal Accounting Officer