Form 10-Q
period 1995-06-30
PROCYTE CORP /WA/
filed 1995-08-04
CIK 856072

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q



            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934.


                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1995

                         Commission File Number 0-18044

                               PROCYTE CORPORATION
           (Exact name of the registrant as specified in its charter)





       WASHINGTON                                       91-1307460
       ----------                                       ----------
(State of incorporation)                   (I.R.S. Employer Identification No.)

12040 115TH AVENUE N.E., SUITE 210, KIRKLAND, WA            98034-6900
- ------------------------------------------------            ----------
(Address of principal executive offices)                    (Zip code)

Registrant's telephone number, including area code:         (206)820-4548
                                                            -------------

Securities registered pursuant to Section 12(b) of the Act:       NONE
                                                                  ----


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for 90 days.

                         Yes  {X}       No  { }


As of August 4, 1995, there were issued and outstanding 13,118,495 shares of common stock, par value $.01 per share.

                               PROCYTE CORPORATION

                                      INDEX



PART I    FINANCIAL INFORMATION                                       PAGE NO.
               Item 1.   Financial Statements (unaudited)                  3

                    Balance Sheets                                         3

                    Statements of Operations                               4

                    Statements of Cash Flows                               5

                    Statements of Stockholders' Equity                     6

                    Notes to Financial Statements                          7

               Item 2.   Management's Discussion and
                              Analysis of Financial Condition and
                                   Results of Operations                   9

PART II   OTHER INFORMATION

               Item 1.   Legal Proceedings                                 11

               Item 4.   Submission of Matters
                              to a Vote of Security Holders                12

               Item 6.   Exhibits and Reports on Form 8-K                  12


SIGNATURES                                                                 12

PART I  -  FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                               PROCYTE CORPORATION
                          (a development stage company)
                                 BALANCE SHEETS

                                                                          June 30,
                                                                            1995            December 31,
                                                                         (unaudited)           1994
                                                                       --------------      --------------
ASSETS

CURRENT ASSETS
Cash and cash equivalents...........................................    $ 11,960,237        $ 26,243,922
Securities available for sale ......................................      28,309,477          16,770,215
Other...............................................................         738,518             460,223
                                                                       --------------      --------------
 Total current assets...............................................      41,008,232          43,474,360

PROPERTY AND EQUIPMENT, at cost
Equipment...........................................................       3,334,412           3,328,829
Leasehold improvements..............................................       5,046,508           5,097,833
Less accumulated depreciation and amortization......................      (2,854,077)         (2,463,354)
                                                                       --------------      --------------
 Property and equipment, net........................................       5,526,843           5,963,308

PATENTS, at cost....................................................         531,718             527,329
Less accumulated amortization.......................................        (141,310)           (111,310)
                                                                       --------------      --------------
 Patents, net.......................................................         390,408             416,019

OTHER...............................................................         159,399             159,399
                                                                       --------------      --------------
TOTAL ASSETS........................................................    $ 47,084,882        $ 50,013,086
                                                                       --------------      --------------
                                                                       --------------      --------------


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable....................................................    $    270,358            $293,466
Accrued liabilities.................................................       1,088,690           1,093,954
Deferred income.....................................................         250,000             340,344
                                                                       --------------      --------------
 Total current liabilities..........................................       1,609,048           1,727,764

DEFERRED LEASE PAYMENTS.............................................          79,050              83,003
DEFERRED STATE SALES TAXES..........................................          52,544              52,544

COMMITMENTS

STOCKHOLDERS' EQUITY
Preferred stock $.01 par value:  2,000,000 shares
 authorized; no shares issued or outstanding........................
Common stock $.01 par value: 30,000,000 shares
 authorized; shares issued and outstanding
 13,118,495 -  June 30, 1995 and 12,920,296 - 1994..................         131,185             129,203
Additional paid-in capital..........................................      82,318,354          82,292,913
Deficit accumulated during the development stage....................     (36,992,100)        (34,118,285)
Unearned compensation...............................................        (113,199)           (154,056)
                                                                       --------------      --------------
 Total stockholders' equity.........................................      45,344,240          48,149,775
                                                                       --------------      --------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY..........................    $ 47,084,882        $ 50,013,086
                                                                       --------------      --------------
                                                                       --------------      --------------


                        SEE NOTES TO FINANCIAL STATEMENTS

                               PROCYTE CORPORATION
                          (a development stage company)
                            STATEMENTS OF OPERATIONS
                                   (unaudited)


                                                                                                                January 1,
                                                                                                                   1985
                                                                                                              (predecessor
                                            Three months ended June 30,        Six months ended June 30,      inception) to
                                          -------------------------------   -------------------------------      June 30,
                                               1995             1994             1995             1994             1995
                                          --------------   --------------   --------------   --------------   --------------
REVENUES
Research and development
 revenues under collaborative
 agreements..............................  $    709,660     $    737,046     $  1,286,315     $  1,149,333     $  7,504,710
License fees.............................                                                                           600,000
Interest income..........................       752,760          464,993        1,464,147          744,558        5,868,044
Other ...................................                                                                           697,764
                                          --------------   --------------   --------------   --------------   --------------

Total revenues...........................     1,462,420        1,202,039        2,750,462        1,893,891       14,670,518
                                          --------------   --------------   --------------   --------------   --------------


COSTS AND EXPENSES
Research and
 development.............................     1,831,813        3,465,115        3,723,369        6,188,468       39,628,429
General and
 administrative..........................       934,243          700,303        1,900,908        1,434,319       12,036,977
                                          --------------   --------------   --------------   --------------   --------------

Total costs and  expenses................     2,766,056        4,165,418        5,624,277        7,622,787       51,665,406
                                          --------------   --------------   --------------   --------------   --------------

NET LOSS.................................  $ (1,303,636)    $ (2,963,379)    $ (2,873,815)    $ (5,728,896)    $(36,994,888)
                                          --------------   --------------   --------------   --------------   --------------
                                          --------------   --------------   --------------   --------------   --------------


NET LOSS PER
 COMMON SHARE............................       $ (0.10)         $ (0.23)         $ (0.22)         $ (0.47)         $ (5.50)
                                          --------------   --------------   --------------   --------------   --------------
                                          --------------   --------------   --------------   --------------   --------------


Weighted average number of
 common shares used in computing
 net loss per common share...............    13,118,495       12,913,244       13,081,247       12,261,632        6,729,054
                                          --------------   --------------   --------------   --------------   --------------
                                          --------------   --------------   --------------   --------------   --------------


                        SEE NOTES TO FINANCIAL STATEMENTS

                               PROCYTE CORPORATION
                          (a development stage company)
                            STATEMENTS OF CASH FLOWS
                                   (unaudited)


                                                                                                              January 1,
                                                                                                                 1985
                                                                                                            (predecessor
                                                                             Six months ended June 30,      inception) to
                                                                          -------------------------------      June 30,
OPERATING ACTIVITIES                                                           1995             1994             1995
                                                                          --------------   --------------   --------------
Net Loss                                                                   $ (2,873,815)    $ (5,728,896)   $ (36,994,888)
 Adjustments to reconcile net loss
  to net cash used in operating activities:
   Depreciation........................................................         390,723          302,914        3,104,747
   Patent expense......................................................          30,000           12,000          587,571
   Amortization of discount on marketable securities...................                                           (15,625)
   Gain on sale of securities available for sale.......................        (262,430)                         (125,520)
   Stock grants........................................................                                            41,087
   Compensation expense on stock options...............................          40,857           59,423          626,939
   Changes in assets and liabilities:                                                                                   0
    Increase in other current assets...................................        (278,295)        (305,148)        (738,522)
    Decrease in deferred offering expenses.............................                           99,112                0
    Increase in other assets...........................................                           (2,341)          (9,399)
    Increase (decrease) in accounts payable............................         (23,108)         122,230          185,239
    Increase (decrease) in accrued liabilities.........................          (5,264)         891,315        1,033,782
    Increase (decrease) in deferred income.............................         (90,344)         576,565          250,000
    Increase (decrease) in deferred lease payments.....................          (3,953)           5,929           79,050
    Decrease in deferred use tax.......................................                                           (42,169)
                                                                          --------------   --------------   --------------
Net cash used in operating activities..................................      (3,075,629)      (3,966,897)     (32,017,708)
                                                                          --------------   --------------   --------------

FINANCING ACTIVITIES
 Proceeds from issuance of stock - net.................................          27,423       35,649,549       81,294,896
 Proceeds from borrowings..............................................                                           500,000
                                                                          --------------   --------------   --------------
Net cash provided by financing activities..............................          27,423       35,649,549       81,794,896
                                                                          --------------   --------------   --------------

INVESTING ACTIVITIES
 (Purchase) disposal of property and equipment.........................          45,742       (3,602,732)      (8,535,659)
 Interest-bearing lease deposit........................................                                          (150,000)
 Purchase of securities available-for-sale.............................     (69,721,202)     (13,776,134)    (135,723,577)
 Proceeds from sale or redemption of securities available for sale.....      58,444,370        4,003,283      107,555,245
 Patents:
  Expenditures.........................................................          (4,389)         (94,546)      (1,022,506)
  Reimbursements.......................................................                            5,510           59,546
                                                                          --------------   --------------   --------------
Net cash used in investing activities..................................     (11,235,479)     (13,464,619)     (37,816,951)
                                                                          --------------   --------------   --------------

NET INCREASE  IN CASH AND CASH EQUIVALENTS.............................     (14,283,685)      18,218,033       11,960,237

CASH AND CASH EQUIVALENTS
  AT BEGINNING OF PERIOD...............................................      26,243,922       22,653,578
                                                                          --------------   --------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD.............................    $ 11,960,237     $ 40,871,611     $ 11,960,237
                                                                          --------------   --------------   --------------
                                                                          --------------   --------------   --------------

SUPPLEMENTAL SCHEDULE OF NON-CASH
 FINANCING AND INVESTING ACTIVITIES
  Conversion of debt to common stock...................................                                      $    500,000
                                                                                                            --------------
                                                                                                            --------------
  Issuance of stock for patents........................................                                      $     27,790
                                                                                                            --------------
                                                                                                            --------------



                        SEE NOTES TO FINANCIAL STATEMENTS

                               PROCYTE CORPORATION
                          (a development stage company)
                       STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (unaudited)


                                                                                           Deficit
                                                                                         Accumulated
                                                    Common Stock          Additional     During the
                                             -------------------------     Paid-in       Development      Unearned
                                                Shares      Par Value      Capital          Stage       Compensation      Total
                                             ------------  -----------  --------------  --------------  -----------  --------------
Balance, December 31, 1994.................   12,920,296      129,203      82,292,913     (34,118,285)    (154,056)     48,149,775
Exercise of stock options:
 ($2.16 per share) January 23..............        9,000           90          19,350                                       19,440
 ($.09 per share) in exchange for
  5,681 issued shares February 3...........      179,919        1,799          (1,797)                                           2
 ($0.86 per share) February 14.............        9,280           93           7,888                                        7,981
Amortization of unearned compensation......                                                                 40,857          40,857
Net loss...................................                                                (2,873,815)                  (2,873,815)
                                             ------------  -----------  --------------  --------------  -----------  --------------
Balance, June 30, 1995.....................   13,118,495    $ 131,185    $ 82,318,354    $(36,992,100)   $(113,199)   $ 45,344,240
                                             ------------  -----------  --------------  --------------  -----------  --------------
                                             ------------  -----------  --------------  --------------  -----------  --------------


                        SEE NOTES TO FINANCIAL STATEMENTS

                               PROCYTE CORPORATION
                          (a development stage company)
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

1.   BASIS OF PRESENTATION

     The accompanying unaudited Financial Statements of ProCyte Corporation (the "Company") for the three and six-month periods ended June 30, 1995 and 1994, have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Pursuant to such rules and regulations, the Financial Statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Accordingly, this financial information should be read in conjunction with the complete Financial Statements, including the notes thereto and the auditors' opinion, which are included in the Company's Annual Report, incorporated by reference on Form 10-K, for the year ended December 31, 1994. In the opinion of management, all material adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Interim results are not necessarily indicative of the results that may be expected for the year ending December 31, 1995.

2.   INVESTMENTS

     At June 30, 1995, the Company's investments consist primarily of U.S. Treasury bills & notes and notes secured by U.S. federal agencies. These investments are classified as "available for sale." The amortized cost and estimated market value for investments maturing in one year or less is $23,026,454, and those maturing in one through five years is $5,283,023. Unrealized gains or losses at June 30, 1995 were insignificant, and realized gains from sales of investments in the three and six-month periods ended June 30, 1995 were $124,166 and $262,430, respectively.

3.   COLLABORATIVE AGREEMENTS

KISSEI PHARMACEUTICAL CO., LTD.

     For the three and six-month periods ended June 30, 1995, the Company earned revenue of $341,240 and $592,944 respectively, under the agreement with Kissei Pharmaceutical Co., Ltd. As of June 30, 1995, all research and development funds, payable under the terms of the contract, have been received by the Company. At June 30, 1995, deferred revenue of $250,000 represents unearned revenue from Kissei Pharmaceutical Co.

KAKEN PHARMACEUTICAL CO., LTD.

     The Company earned revenue under the agreement with Kaken Pharmaceutical Co., Ltd. for the three and six-month periods ended June 30, 1995 of $368,420 and $693,371, respectively. No further research and development fees are due under the terms of the contract.

                               PROCYTE CORPORATION
                          (a development stage company)
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)


4.   STOCKHOLDERS' EQUITY

     Information relating to stock options granted, exercised, canceled and currently exercisable is as follows:


                                             Shares subject      Option price
                                               to option            range
                                               ---------            -----
     Balance, January 1, 1994                  1,019,808           $.09 - $16.56
          Granted                                114,500         $11.88 - $13.88
          Exercised                               12,656          $2.16 -  $7.75
          Canceled                                10,160          $2.16 - $13.88
                                             -----------
     Balance, June 30, 1994                    1,111,492          $0.09 - $16.56
                                             -----------
                                             -----------

     Balance, January 1, 1995                  1,412,710           $.09 - $11.88
          Granted                                428,500                   $2.94
          Exercised                              203,880          $0.09 -  $2.16
          Canceled                                98,812          $0.86 - $11.25
                                             -----------
     Balance, June 30, 1995                    1,538,518          $2.16 - $11.88
                                             -----------
                                             -----------

     Currently exercisable                       551,438


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
     FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

     The Company relies primarily on equity financings and corporate partnerships to fund its operations and capital expenditures. At June 30, 1995, the Company had cash, cash equivalents and short-term investments of approximately $40.3 million, and working capital of approximately $39.4 million.

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

     The Company is presently pursuing a three-fold corporate strategy in an effort to build long-term shareholder value. This strategy involves: (1) continuing to develop the Company's family of proprietary copper-based compounds; (2) actively seeking a suitable technology-rich merger or acquisition opportunity that could enhance the Company's ability to provide nearer-term product introductions; and (3) fully utilizing the Company's existing manufacturing facility by providing contract manufacturing services.

     During the second quarter, the Company expanded the number of sites participating in its Phase I/II clinical trial of investigational Iamin-IB-TM-solution for the potential treatment of mild to moderate ulcerative colitis. In July, the Company completed its Phase I study of PC1358, an investigational compound for potential treatment of hair loss conditions. Data obtained from the successful completion of the Phase I safety assessment will be useful to the Company in its design of future clinical trials of the compound. Kissei Pharmaceutical Co., Ltd., ProCyte's partner for development of the Iamin-Registered Trademark- compound in certain countries in Asia, initiated a Phase I study in Japan in July.

     At the Company's annual shareholder meeting, held during the quarter, new results with the Company's copper(I) compounds were disclosed. IN VITRO studies have shown that this family of compounds inhibit a number of disease-causing viruses in addition to the previously disclosed HIV-1 and HIV-2, including Hepatitis B, influenza A and B, respiratory syncytial virus, human cytomegalovirus and varicella zoster.

     The Company cannot predict the outcome of its research, development or clinical trials for drug products or compounds which it intends to pursue. The Company presently intends to focus the majority of its efforts in the near-term on programs which are at a significantly earlier stage of research and development, and may never become commercially viable if research and development studies are inconclusive or if clinical endpoints are not achieved at any stage of clinical testing. The

Company intends to seek co-development or other arrangements with third parties for continued evaluation of its copper(I) compounds.

     ProCyte's activities and the compounds it is developing are subject to significant government regulation. Pharmaceutical products are subject to stringent testing and pre-marketing approval by the FDA and comparable health authorities in other countries. Whether or not FDA approval has been obtained, approval of a drug by comparable regulatory authorities in other countries must be obtained prior to marketing the product in those countries. There can be no assurance that clinical testing will provide sufficient evidence of safety and efficacy in humans, that FDA-designated clinical results criteria will be satisfied, or that regulatory approvals will be granted.

     The Company is also investigating and may pursue alternative means of marketing certain of its compounds as other than pharmaceutical products both in the U.S. and other countries. Although the testing and registration process may vary from that required for pharmaceutical products, the Company would still need to comply with regulatory requirements. Delays in obtaining regulatory approval, clearance to market or other registrations could adversely affect the manufacturing and/or marketing of the Company's products, the Company's financial position, and the Company's ability to generate sales revenues or royalties. When and if regulatory approvals, clearance to market or registration of a product is granted, the Company's products will be subjected to continuing regulatory review. Adverse governmental regulation which might arise from future legislative or administrative action cannot be predicted.

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

     The Company continues to seek a suitable merger, acquisition or technology licensing opportunity. These discussions are ongoing. The Company cannot predict the timing of or what outcome, if any, will result from its efforts in this regard or what impact, if any, the outcome of such discussions may have on the Company's existing product pipeline, assets and current overall strategy.


     ProCyte has implemented a business development program to inform potential industry clients of the Company's ability to provide contract manufacturing services under current good manufacturing practices ("cGMP") guidelines. The Company believes that it will take some time to build its contract manufacturing reputation and client base, and that there can be no assurance that it will be successful in this regard. At present the Company has several projects in process for potential clients and has a number of service contracts in place.

OPERATING LOSSES

     The Company is engaged in the research and development of products for human health care utilizing copper-based compounds. Such research and development has been funded from the Company's equity-derived working capital and through corporate partnerships. The Company has incurred operating losses since its inception due to research, development and clinical studies of its proprietary technology. In particular, the Company has pursued and continues to pursue the evaluation or development of investigational Iamin-Registered Trademark- gel for potential treatment or management of acute and chronic dermal wounds, investigational Iamin-IB-TM= solution for potential treatment of inflammatory bowel disease, investigational Tricomin-TM- solution for potential treatment of certain hair loss conditions, and PC1250 for certain antiviral indications.

     The Company expects to incur additional operating losses for a number of years until its proposed products reach the market. At June 30, 1995, the Company's accumulated deficit was approximately $37.0 million.

REVENUES

     For the three and six-month periods ended June 30, 1995, ProCyte earned revenues totaling $1,462,420 and $2,750,462, respectively, consisting of $709,660 and $1,286,315 from collaborative agreements, and $752,760 and $1,464,147 of interest income for the periods. This is an increase in total revenue compared to both periods in 1994, primarily due to the continuing investment of funds raised in the Company's February 1994 equity offering, and to higher interest rates available for the Company's short-term investments in 1995 compared to interest rates in early 1994.

     The final research and development funding due under the license from Kaken Pharmaceutical Co., Ltd., ProCyte's partner in Asia for development of the hair loss technology, was received during the first quarter of 1995. The final research and development funding due under the license from Kissei Pharmaceutical Co., Ltd., ProCyte's partner in certain Asian countries for development of the Iamin-Registered Trademark- technology, was received in June 1995. At quarter end, unearned revenue from Kissei's funding was $250,000.

EXPENSES

     Research and development expenses for the three and six-month periods ended June 30, 1995 were $1,831,813 and $3,723,369, respectively, compared to $3,465,115 and $6,188,468 for the same periods in 1994. Expenditures during the periods conform with the Company's planned decrease in expenses, primarily due to the early-stage of development of the Company's compounds. Currently, the Company expects its research and development expenses to remain substantially below expenses for the comparable periods in the prior year primarily for this reason.

     General and administrative expenses for the three and six-month periods ended June 30, 1995 were $934,243 and $1,900,908, respectively, compared to $700,303 and $1,434,319 for the same periods in 1994. The increase was primarily related to legal and other fees incurred as a result of the Company's defense of the class action securities lawsuit and to the Company's investigation of merger and acquisition opportunities.



                           PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

     The Company and two of its officers are defendants in a purported class action lawsuit pending in the United Sates District Court for the Western District of Washington (the "Lawsuit"). The Lawsuit was initiated immediately after the Company announced on October 17, 1994 the preliminary analysis of its Phase III clinical trial of investigational Iamin-Registered Trademark- gel for the treatment of diabetic plantar ulcers. Plaintiffs purport to represent a class of purchasers of the Company's securities between February 2, 1994 and October 17, 1994. Plaintiffs allege that the defendants misrepresented and/or omitted material information in public statements concerning the Company's investigational Iamin-Registered Trademark- gel. Plaintiffs allege violations of federal and state securities laws and other laws and seek recovery of monetary damages in an unspecified amount. Defendants' motion to have all the claims dismissed was denied by the Court. The Lawsuit is now in the discovery phase and the Court has set a trial date of June 4, 1996.

     The Company believes the claims to be without merit and has and will continue to defend the Lawsuit vigorously. There can be no assurance, however, that the Company's defense will be successful, or that the Lawsuit will not have an adverse affect on the Company or its financial condition.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company held the annual meeting of its shareholders on June 15, 1995. Two items were submitted to the shareholders for a vote. The six nominated directors were re-elected to serve until the next annual meeting of the shareholders or until their successors are elected and qualified. The vote for each such director was as follows:

               DIRECTOR               FOR                AGAINST
          Joseph Ashley            10,107,664           1,296,959
          Jules Blake, Ph.D.       10,119,714           1,284,909
          Gordon Duncan, Ph.D.     10,125,039           1,279,584
          G. Bradford Jones        10,124,469           1,280,159
          Robert E. Patterson      10,125,814           1,278,809
          William M. Sullivan      10,122,414           1,282,209

     A proposal to amend the Company's Restated Articles of Incorporation to provide for a classified Board of Directors did not receive the required approval of a majority of the then outstanding shares entitled to vote. 3,956,653 shares voted for the proposal, 1,824,856 shares voted against the proposal and 69,983 shares abstained. The remaining 5,553,131 shares which were present at the meeting were broker non-votes which could not be cast with respect to the proposal.


ITEM 5.   EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits - None.

     (b)  Reports on Form 8-K - None.



                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   PROCYTE CORPORATION
                                       (REGISTRANT)


Date:     August 4, 1995           By   /s/ Joseph Ashley
                                     ----------------------------------
                                             Joseph Ashley
                                        Chairman, President and C.E.O.


Date:     August 4, 1995           By:  /s/ David H. Fulle
                                      ---------------------------------
                                             David H. Fulle
                                        Principal Accounting Officer