Form 10-Q
period 1995-09-30
PROCYTE CORP /WA/
filed 1995-11-13
CIK 856072

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-Q



            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934.


                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1995

                         Commission File Number 0-18044

                               PROCYTE CORPORATION
           (Exact name of the registrant as specified in its charter)



       Washington                                                  91-1307460
       ----------                                                  ----------
(State of incorporation)                    (I.R.S. Employer Identification No.)

12040 115th Avenue N.E., Suite 210, Kirkland, WA                   98034-6900
------------------------------------------------                   ----------
(Address of principal executive offices)                           (Zip code)

Registrant's telephone number, including area code:               (206)820-4548
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

                               Yes  /X/      No  / /

As of November 10, 1995, there were issued and outstanding 13,118,495 shares of common stock, par value $.01 per share.

                               PROCYTE CORPORATION

                                      INDEX



PART I  FINANCIAL INFORMATION                                     PAGE NO.
             Item 1.Financial Statements (unaudited)

                           Balance Sheets                             3

                           Statements of Operations                   4

                           Statements of Cash Flows                   5

                           Statements of Stockholders' Equity         6

                           Notes to Financial Statements              7

             Item 2.Management's Discussion and
                           Analysis of Financial Condition and
                           Results of Operations                      9

PART II OTHER INFORMATION

             Item 1.Legal Proceedings                                 12

             Item 4.Submission of Matters
                           to a Vote of Security Holders              13

             Item 6.Exhibits and Reports on Form 8-K                  13


SIGNATURES                                                            13

Part I  -  FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
                               PROCYTE CORPORATION
                          (a development stage company)
                                 BALANCE SHEETS

                                                         September 30,
                                                            1995          December 31,
                                                          (unaudited)       1994
                                                         --------------  --------------
ASSETS

CURRENT ASSETS
Cash and cash equivalents..............................   $ 11,889,104    $ 26,243,922
Securities available for sale .........................     26,648,494      16,770,215
Other..................................................        503,804         460,223
                                                         --------------  --------------
  Total current assets.................................     39,041,402      43,474,360

PROPERTY AND EQUIPMENT, at cost
Equipment..............................................      3,343,944       3,328,829
Leasehold improvements.................................      5,046,508       5,097,833
Improvements in progress...............................
Less accumulated depreciation and amortization.........     (3,049,438)     (2,463,354)
                                                         --------------  --------------
  Property and equipment, net..........................      5,341,014       5,963,308

PATENTS, at cost.......................................        556,680         527,329
Less accumulated amortization..........................       (156,310)       (111,310)
                                                         --------------  --------------
  Patents, net.........................................        400,370         416,019

DEFERRED OFFERING COSTS................................
OTHER..................................................        159,399         159,399
                                                         --------------  --------------

TOTAL ASSETS...........................................   $ 44,942,185    $ 50,013,086
                                                         --------------  --------------
                                                         --------------  --------------

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable.......................................   $    260,478        $293,466
Accrued liabilities....................................        576,942       1,093,954
Deferred income........................................              0         340,344
                                                         --------------  --------------
  Total current liabilities............................        837,420       1,727,764

DEFERRED LEASE PAYMENTS................................         74,111          83,003
DEFERRED STATE SALES TAXES.............................         52,544          52,544

COMMITMENTS

STOCKHOLDERS' EQUITY
Preferred stock $.01 par value:  2,000,000 shares
  authorized; no shares issued or outstanding..........
Common stock $.01 par value: 30,000,000 shares
  authorized; shares issued and outstanding
  13,118,495 -  September 30, 1995 and 12,920,296 -
  1994.................................................        131,185         129,203
Additional paid-in capital.............................     82,318,354      82,292,913
Deficit accumulated during the development stage.......    (38,372,630)    (34,118,285)
Unearned compensation..................................        (98,799)       (154,056)
                                                         --------------  --------------
  Total stockholders' equity...........................     43,978,110      48,149,775
                                                         --------------  --------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY.............   $ 44,942,185    $ 50,013,086
                                                         --------------  --------------
                                                         --------------  --------------

                        SEE NOTES TO FINANCIAL STATEMENTS

                               PROCYTE CORPORATION
                          (a development stage company)
                            STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                                                                                    January 1,
                                                                                                                       1985
                                                                                                                   (Predecessor
                                             Three months ended September 30,   Nine months ended September 30,    inception) to
                                             --------------------------------   --------------------------------   September 30,
                                                    1995              1994           1995             1994             1995
                                             ----------------  ---------------  ---------------  ---------------  ---------------
REVENUES
Research and development
  revenues under collaborative
  agreements.................................    $   250,000      $   806,005      $ 1,536,315     $  1,955,338     $  7,754,710
License fees.................................                                                                            600,000
Interest income..............................        434,382          526,088        1,898,529        1,270,646        6,302,426
Other .......................................                                                                            697,764
                                              ---------------  ---------------  ---------------  ---------------  ---------------

Total revenues...............................        684,382        1,332,093        3,434,844        3,225,984       15,354,900
                                              ---------------  ---------------  ---------------  ---------------  ---------------


COSTS AND EXPENSES
Research and
  development................................      1,095,982        4,046,514        4,819,351       10,234,982       40,724,411
General and
  administrative.............................        968,930          769,218        2,869,838        2,203,537       13,005,907
                                              ---------------  ---------------  ---------------  ---------------  ---------------

Total costs and  expenses....................      2,064,912        4,815,732        7,689,189       12,438,519       53,730,318
                                              ---------------  ---------------  ---------------  ---------------  ---------------

NET LOSS.....................................    $(1,380,530)     $(3,483,639)     $(4,254,345)     $(9,212,535)    $(38,375,418)
                                              ---------------  ---------------  ---------------  ---------------  ---------------
                                              ---------------  ---------------  ---------------  ---------------  ---------------


NET LOSS PER
  COMMON SHARE...............................         $(0.11)          $(0.27)          $(0.32)          $(0.74)          $(5.56)
                                              ---------------  ---------------  ---------------  ---------------  ---------------
                                              ---------------  ---------------  ---------------  ---------------  ---------------


Weighted average number of
  common shares used in computing
  net loss per common share..................     13,118,495       12,918,303       13,083,800       12,482,928        6,729,054
                                              ---------------  ---------------  ---------------  ---------------  ---------------
                                              ---------------  ---------------  ---------------  ---------------  ---------------


                        SEE NOTES TO FINANCIAL STATEMENTS

                               PROCYTE CORPORATION
                          (a development stage company)
                            STATEMENTS OF CASH FLOWS
                                   (unaudited)


                                                                                                                    January 1,
                                                                                                                        1985
                                                                                                                   (predecessor
                                                                             Nine months ended September 30,       inception) to
                                                                        ---------------------------------------    September 30,
OPERATING ACTIVITIES                                                            1995                1994                1995
                                                                        -------------------  ------------------  ------------------
Net Loss                                                                     $  (4,254,345)    $    (9,212,535)     $  (38,375,418)
 Adjustments to reconcile net loss
  to net cash used in operating activities:
   Depreciation........................................................            586,084             513,545           3,300,108
   Patent expense......................................................             45,000              18,000             602,571
   Amortization of discount on marketable securities...................                                                    (15,625)
   Gain on sale of securities available for sale.......................           (238,010)                               (101,100)
   Stock grants........................................................                                                     41,087
   Compensation expense on stock options...............................             55,257             103,990             641,339
   Changes in assets and liabilities:                                                                                            0
     Increase in other current assets..................................            (43,581)           (366,676)           (503,808)
     Decrease in deferred offering expenses............................                                 99,112                   0
     Increase in other assets..........................................                                 (2,341)             (9,399)
     Increase (decrease) in accounts payable...........................            (32,988)            122,431             175,359
     Increase (decrease) in accrued liabilities........................           (517,012)            773,922             522,034
     Increase (decrease) in deferred income............................           (340,344)           (229,364)                  0
     Increase (decrease) in deferred lease payments....................             (8,892)              3,953              74,111
     Decrease in deferred use tax......................................                                                    (42,169)
                                                                         ------------------   -----------------   -----------------
Net cash used in operating activities..................................         (4,748,831)         (8,175,963)        (33,690,910)
                                                                         ------------------   -----------------   -----------------

FINANCING ACTIVITIES
  Proceeds from issuance of stock - net................................             27,423          35,659,689          81,294,896
  Proceeds from borrowings.............................................                                                    500,000
                                                                         ------------------   -----------------   -----------------
Net cash provided by financing activities..............................             27,423          35,659,689          81,794,896
                                                                         ------------------   -----------------   -----------------

INVESTING ACTIVITIES
 (Purchase) disposal of property and equipment.........................             36,210          (3,740,240)         (8,545,191)
 Interest-bearing lease deposit........................................                                                   (150,000)
 Purchase of securities available-for-sale.............................       (127,464,452)        (24,256,000)       (193,466,827)
 Proceeds from sale or redemption of securities available for sale.....        117,824,183          13,327,060         166,935,058
 Patents:
  Expenditures.........................................................            (29,351)           (113,832)         (1,047,468)
  Reimbursements.......................................................                                  5,894              59,546
                                                                         ------------------   -----------------   -----------------
Net cash used in investing activities..................................         (9,633,410)        (14,777,118)        (36,214,882)
                                                                         ------------------   -----------------   -----------------

NET INCREASE IN CASH AND CASH EQUIVALENTS..............................        (14,354,818)         12,706,608          11,889,104

CASH AND CASH EQUIVALENTS
    AT BEGINNING OF PERIOD.............................................         26,243,922          22,653,578
                                                                         ------------------   -----------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD.............................      $  11,889,104       $  35,360,186       $  11,889,104
                                                                         ------------------   -----------------   -----------------
                                                                         ------------------   -----------------   -----------------

SUPPLEMENTAL SCHEDULE OF NON-CASH
  FINANCING AND INVESTING ACTIVITIES
   Conversion of debt to common stock..................................                                              $     500,000
                                                                                                                  -----------------
                                                                                                                  -----------------
   Issuance of stock for patents.......................................                                              $      27,790
                                                                                                                  -----------------
                                                                                                                  -----------------


                        SEE NOTES TO FINANCIAL STATEMENTS

                               PROCYTE CORPORATION
                          (a development stage company)
                       STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (unaudited)

                                                                                             Deficit
                                                                                           Accumulated
                                                    Common Stock            Additional     During the
                                           -----------------------------     Paid-in       Development      Unearned
                                              Shares          Par Value      Capital         Stage        Compensation      Total
                                           -------------  --------------  -------------   -------------   ------------  ------------
Balance, December 31, 1994................   12,920,296         129,203     82,292,913    (34,118,285)      (154,056)    48,149,775
Exercise of stock options:
  ($2.16 per share) January 23............        9,000              90         19,350                                       19,440
  ($.09 per share) in exchange for
    5,681 issued shares February 3........      179,919           1,799         (1,797)                                           2
  ($0.86 per share) February 14...........        9,280              93          7,888                                        7,981
Amortization of unearned compensation.....                                                                    55,257         55,257
Net loss..................................                                                 (4,254,345)                   (4,254,345)
                                           -------------  --------------  -------------  -------------  -------------  -------------
Balance, September 30, 1995...............   13,118,495       $ 131,185   $ 82,318,354  $ (38,372,630)     $ (98,799)  $ 43,978,110
                                           -------------  --------------  -------------  -------------  -------------  -------------
                                           -------------  --------------  -------------  -------------  -------------  -------------


                        SEE NOTES TO FINANCIAL STATEMENTS

                               PROCYTE CORPORATION
                          (a development stage company)
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

1.   BASIS OF PRESENTATION
     The accompanying unaudited Financial Statements of ProCyte Corporation (the "Company") for the three and nine-month periods ended September 30, 1995 and 1994, have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Pursuant to such rules and regulations, the Financial Statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Accordingly, this financial information should be read in conjunction with the complete Financial Statements, including the notes thereto and the auditors' opinion, which are included in the Company's Annual Report, incorporated by reference to Form 10-K, for the year ended December 31, 1994. In the opinion of management, all material adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Interim results are not necessarily indicative of the results that may be expected for the year ending December 31, 1995.

2.   INVESTMENTS
     At September 30, 1995, the Company's investments consist primarily of U.S. Treasury bills and notes and notes secured by U.S. federal agencies. These investments are classified as "available for sale." The amortized cost and estimated market value for investments maturing in one year or less is $15,203,251, and those maturing in one through five years is $11,445,243. Unrealized gains or losses at September 30, 1995 were insignificant, and realized gains or (losses) from sales of investments in the three and nine-month periods ended September 30, 1995 were $(24,420) and $238,010, respectively.

3.   COLLABORATIVE AGREEMENTS

KISSEI PHARMACEUTICAL CO., LTD.
     For the three and nine-month periods ended September 30, 1995, the Company earned revenue of $250,000 and $750,000 respectively, under the agreement with Kissei Pharmaceutical Co., Ltd. As of June 30, 1995, all research and development funds, payable under the terms of the contract, have been received by the Company. The agreement with Kissei obligates Kissei to make certain future payments based upon achievement of specified milestones and product royalties, subject to the terms of the agreement.

                               PROCYTE CORPORATION
                          (a development stage company)
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

KAKEN PHARMACEUTICAL CO., LTD.
     The Company earned revenue under the agreement with Kaken Pharmaceutical Co., Ltd. for the three and nine-month periods ended September 30, 1995 of $0 and $693,371, respectively. As of first quarter 1995, Kaken satisfied its payment obligations under its agreement with the Company regarding research and development fees.

     Kaken and Kissei may terminate their license agreements with the Company at any time subject to notice provisions in their respective agreements.

4.   STOCKHOLDERS' EQUITY

     Information relating to stock options granted, exercised, canceled and currently exercisable is as follows:

                                       Shares subject    Option price
                                         to option          range
                                         ---------          -----
     Balance, January 1, 1994            1,019,808       $.09 - $16.56
               Granted                     133,000      $9.69 - $13.88
               Exercised                    13,756      $2.16 -  $9.44
               Canceled                     12,820      $2.16 - $16.56
                                        ----------
     Balance, September 30, 1994         1,126,232      $0.09 - $16.56
                                        ----------
                                        ----------

     Balance, January 1, 1995            1,412,710       $.09 - $11.88
               Granted                     428,500               $2.94
               Exercised                   203,880      $0.09 -  $2.16
               Canceled                     98,812      $0.86 - $11.25
                                        ----------
     Balance, September 30, 1995         1,538,518      $2.16 - $11.88
                                        ----------
                                        ----------

     Currently exercisable                 551,438

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

     The Company relies primarily on equity financings and corporate partnerships to fund its operations and capital expenditures. At September 30, 1995, the Company had cash, cash equivalents and short-term investments of approximately $38.5 million, and working capital of approximately $38.2 million.

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

     The Company is presently pursuing a three-fold corporate strategy in an effort to build long-term shareholder value. This strategy involves: (1) continuing to develop the Company's family of proprietary copper-based compounds; (2) actively seeking a suitable merger, acquisition or technology in-licensing opportunity that could enhance the Company's ability to provide nearer-term product introductions; and (3) fully utilizing the Company's existing manufacturing facility by providing contract manufacturing services.

     In August, ProCyte filed a 510(k) pre-market notification with the U.S. Food and Drug Administration (FDA) for clearance to market the Company's Iamin-Registered Trademark- gel wound dressing as a Class I medical device. Class I devices, which include such products as ointments, gels and wound dressings, are products for which safety and effectiveness may be assured by general regulatory controls. Pre-market notifications contain a summary of a product's safety and show substantial equivalency with products that have already been cleared to market.

     Iamin-Registered Trademark- gel wound dressing, if cleared to market by the FDA, is intended to be used for the dressing and management of various types of wounds, including chronic and acute wounds and burns. Products cleared to market under the 510(k) regulations are typically sold as over-the-counter products.

     There can be no assurance as to when or if the FDA will clear Iamin-Registered Trademark- gel wound dressing for the Company to market it in the U.S., and, if clearance is granted, when or if ProCyte will be able to successfully market the product by itself or enter into satisfactory distribution agreements for sale of the product. At present, ProCyte has no sales staff or distribution agreement in place for the U.S. The wound care market is highly competitive, particularly among products that are cleared to market as Class I devices. While ProCyte believes that the significant body of scientific and medical knowledge that has been gained from studies with Iamin-Registered Trademark- gel supports the Company's continued interest in it as a potential wound care product, and it is investigating the guidelines for registration of Iamin-Registered Trademark- gel in Europe as well, there can be no assurance that the Company has the ability to compete effectively in this marketplace, or that its product would be well-received.

     ProCyte's partner for the development of Iamin-Registered Trademark- gel for wound care in Japan, China, Taiwan and Korea is Kissei Pharmaceutical Co., Ltd. Kissei is presently conducting a Phase I safety study of Iamin-Registered Trademark- gel in Japan.

     Patient enrollment in the Phase I/II study of investigational Iamin-IB-Registered Trademark- solution, for the treatment of mild to moderate ulcerative colitis, reached the half-way mark during the quarter. This placebo-controlled, dose ranging, multi-center study is expected to enroll approximately 50 patients. The study is expected to provide further data regarding patient drug tolerance, and to provide further assessment of the drug's potential clinical utility in the treatment of IBD.

     In October, ProCyte initiated a Phase II hair loss study with PC1358, tradenamed Tricomin-TM- solution. The study is expected to enroll 36 men experiencing early stage androgenetic alopecia, commonly known as male pattern baldness. The study's primary endpoint is the effect of PC1358 versus placebo on total hair mass in the target treatment area. Additional endpoints will include analyses such as total hair count and general cosmetic results.

     ProCyte and Kaken Pharmaceutical Co., Ltd., its Japanese partner, have been in discussions regarding ProCyte's desire to reacquire ProCyte's hair growth technology licensed to Kaken for the Asian market. It appears that the Japanese regulatory agency will not currently approve compounds as "drugs" for treating male pattern baldness in Japan. ProCyte is interested in exploring with others alternative registrations for the technology in the Asian market, which requires certain expertise and resources that neither Kaken nor ProCyte have.

     In other developments, ProCyte scientists have been invited to speak at several conferences regarding the Company's technology. In August, senior scientist Dr. Alex Pallenberg presented data at the annual meeting of the American Chemical Society regarding certain of the inorganic chemistry advances made by Company scientists in the field of copper(I) compounds. The results of the collaborative research efforts between ProCyte and virology laboratories at the National Institutes of Health were published in October in the peer-reviewed journal, ARCHIVES IN BIOCHEMISTRY AND BIOPHYSICS. This data addressed studies conducted with ProCyte's antiviral compound, PC1250, and its ability IN VITRO to inhibit the HIV protease and replication of the virus itself.

     The Company's efforts to seek a suitable merger, acquisition or technology in-licensing opportunity are continuing. These discussions are of paramount importance and a priority for the Company, but there can be no assurance as to when or if such discussions will be successfully concluded. The Company also cannot predict what impact, if any, the outcome of such discussions may have on the Company's existing product pipeline, assets and overall strategic direction.

     ProCyte has been actively promoting its contract manufacturing services, and is presently providing services to several industry clients. Due to the timelines involved in drug development, the Company anticipates that it will take some time to build its contract manufacturing reputation and client base before the facility would become cash positive.

OPERATING LOSSES

     The Company is engaged in the research and development of products for human health care utilizing copper-based compounds. Such research and development has been funded from the Company's equity-derived working capital and through corporate partnerships. The Company has incurred operating losses since its inception due to research, development and clinical studies of its proprietary technology. In particular, the Company has pursued and continues to pursue the evaluation or development of investigational Iamin-Registered Trademark- gel for potential care and management of acute and chronic dermal wounds, investigational Iamin-IB-Registered Trademark- solution for potential treatment of inflammatory bowel disease, investigational Tricomin-TM- solution for potential treatment of certain hair loss conditions, and PC1250 for certain antiviral indications.

     The Company expects to incur additional operating losses for a number of years. At September 30, 1995, the Company's accumulated deficit was approximately $38.4 million.

REVENUES

     For the three and nine-month periods ended September 30, 1995, ProCyte earned revenues totaling $684,382 and $3,434,844, respectively, consisting of $250,000 and $1,536,315 from collaborative agreements, and $434,382 and $1,898,529 of interest income for the periods. Collaborative agreement revenue for the three-month period ending September 30, 1995 represents payment made under the Company's license agreement with Kissei in second quarter 1995 earned during the third quarter.

     The Company received the final research and development funding due under its license with Kaken Pharmaceutical Co., Ltd., ProCyte's partner in Asia for development of the Company's hair loss technology, during first quarter 1995. ProCyte and Kaken have been in discussions regarding the possibility of ProCyte reacquiring from Kaken all rights to the Company's technology in Asia. The Company received the final research and development funding due under its license with Kissei Pharmaceutical Co., Ltd., ProCyte's partner in certain Asian countries for development of the Iamin-Registered Trademark- technology, in June 1995. The Company's agreements with Kissei obligates Kissei to make certain future payments based on milestones and royalties, subject to the terms of its agreement with the Company. However, Kissei may terminate its agreement with the Company at any time, subject to notice provisions in its agreement with the Company.

EXPENSES

     Research and development expenses for the three and nine-month periods ended September 30, 1995 were $1,095,982 and $4,819,351, respectively, compared to $4,046,514 and $10,234,982 for the same periods in 1994. Expenditures during the current periods conform with the Company's planned expenses, primarily as they relate to early-stage development of the Company's compounds.

     General and administrative expenses for the three and nine-month periods ended September 30, 1995 were $968,930 and $2,869,838, respectively, compared to $769,218 and $2,203,537 for the same periods in 1994. The increase was primarily related to ongoing legal fees incurred as a result of the Company's defense of the class action securities lawsuit and to the Company's investigation of merger, acquisition and in-licensing opportunities.


                           PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

     The Company and two of its officers are defendants in a purported class action lawsuit pending in the United States District Court for the Western District of Washington (the "Lawsuit"). The Lawsuit was initiated on October 18, 1994, immediately after the Company announced on October 17, 1994 the preliminary analysis of its Phase III clinical trial of investigational Iamin-Registered Trademark- gel for the treatment of diabetic plantar ulcers. Plaintiffs purport to represent a class of purchasers of the Company's securities between February 2, 1994 and October 17, 1994. Plaintiffs allege that the defendants misrepresented and/or omitted material information in public statements concerning the Company's investigational Iamin-Registered Trademark-gel. Plaintiffs allege violations of federal and state securities laws and other laws and seek recovery of monetary damages in an unspecified amount. The Lawsuit is now in the discovery phase and the Court has set a trial date of June 4, 1996.

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

                                             PROCYTE CORPORATION
                                                 (REGISTRANT)


Date:  November 10, 1995                By        /s/ Joseph Ashley
                                             --------------------------------
                                                      Joseph Ashley
                                             Chairman, President and C.E.O.



Date:  November 10, 1995                By:       /s/ David H. Fulle
                                             --------------------------------
                                                      David H. Fulle
                                               Principal Accounting Officer