Form 10-K
period 1995-12-31
PROCYTE CORP /WA/
filed 1996-03-25
CIK 856072

                   UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                                   WASHINGTON, D.C.   20549

                                      FORM 10-K

         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND
                                 EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1995      Commission file number 0-18044

                                 PROCYTE CORPORATION
                (exact name of registrant as specified in its charter)

WASHINGTON                                          91-1307460
----------                                          ----------
(State of incorporation)                    (I.R.S. Employer Identification No.)

12040-115th AVENUE N.E., SUITE 210, KIRKLAND, WA    98034-6900
                                                    ----------
(Address of principal executive offices)            (Zip code)

Registrant's telephone number, including area code   (206)820-4548
                                                     -------------

Securities registered pursuant to Section 12(b) of the Act      NONE

Securities registered pursuant to the Section 12(g) of the Act: COMMON STOCK,
                                                                PAR VALUE $.01
                                                                PER SHARE
                                                                ---------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days.

              Yes    X                 No
                    -----                   -----
Indicate by check mark if disclosure of delinquency filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form10-K {   }.

As of March 21, 1996, there were issued and outstanding 13,338,965 shares of common stock, par value $.01 per share.

The aggregate market value of common stock held by non-affiliates as of March 20, 1996 was $43,014,175, based upon the average of the closing high and low prices of such stock as reported by the Nasdaq Stock Market.

                         DOCUMENTS INCORPORATED BY REFERENCE

Parts of the following documents are incorporated by reference in Parts I, II, III and IV of this Form 10-K report (1) the Proxy Statement for the Registrant's 1996 Annual Meeting of Shareholders scheduled to be held May 14, 1996, and (2) the Registrant's Annual Report to Shareholders for the fiscal year ended December 31, 1995.

                                 PROCYTE CORPORATION

                                    1995 FORM10-K

                                  TABLE OF CONTENTS

                                                                     PAGE
                                                                     ----
    PART I
         Item 1:  Business
                                                                     1

         Item 2:  Properties
                                                                     10

         Item 3:  Legal Proceedings                                  10

         Item 4:  Submission of Matters to a
                       Vote of Security Holders                      10

    PART II

         Item 5:  Market for the Company's Common Stock and
                        Related Shareholder Matters                  10

         Item 6:  Selected Financial Data                            11

         Item 7:  Management's Discussion and Analysis of
                       Financial Condition and Results of
                        Operations                                   11

         Item 8:  Financial Statements                               11

         Item 9:  Changes in and Disagreements
                       with Accountants                              11

    PART III

         Item 10:  Directors and Executive Officers
                       of the Company                                12

         Item 11:  Executive Compensation                            12

         Item 12:  Security Ownership of Certain Beneficial Owners   12

         Item 13:  Certain Relationships and Related Transactions    12

    PART IV

         Item 14:  Exhibits, Financial Statements Schedules,
                       and Reports on From 8-K                       12


                                        PART I

ITEM 1:  BUSINESS

         Certain of the information required by this Part is incorporated by reference to the information under the caption "Management's Discussion and Analysis of Financial Conditions and Results of Operations" on pages 10-14 of the Registrant's 1995 Annual Report to Shareholders.

INTRODUCTION

         ProCyte's mission is to become a fully integrated healthcare products and services company through continued pursuit of its threefold strategy which the Company implemented in 1995 in an effort to build long-term shareholder value. This strategy includes: (1) continued development of certain of the Company's proprietary family of copper-based compounds for therapeutic and other applications; (2) utilization of the Company's manufacturing facility to serve both the Company's own clinical and commercial needs as well as to address the contract manufacturing needs of selected industry clients; (3) continued evaluation and, as appropriate, acquisition, of in-licensing or cross-licensing of technologies or products which complement the Company's wound care product focus. In addition, the Company will continue to seek corporate partners or out-licensing opportunities to develop and/or distribute certain of its technology or products.

         In 1995, the Company, with its corporate partners, had three copper-based drug candidates in clinical development. The Company commenced and completed a Phase I safety assessment in humans of PC1358, tradenamed Tricomin-Registered Trademark- solution. In October 1995, the Company commenced a Phase II study of this compound to continue to study its safety in human use and to begin to evaluate the effect of the compound versus placebo in treatment of early to mid-stage androgenetic alopecia (male pattern baldness).

         In 1995, the Company also commenced an expanded Phase I/II safety and initial effectiveness study in humans of PC1020, administered via retention enema, for the potential treatment of mild to moderate ulcerative colitis. The study of this compound, tradenamed Iamin-IB-Registered Trademark- solution, continued through 1995 and is expected to be completed in 1996.

         ProCyte's partner for the development of its Iamin-Registered Trademark- gel wound healing technology in Japan, Taiwan, China and Korea is Kissei Pharmaceutical Co., Ltd. In 1995, Kissei commenced a Phase I safety evaluation of Iamin-Registered Trademark- gel in Japan.

         In August 1995, ProCyte submitted a 510(k) pre-market notification to the United States Food and Drug Administration (FDA) for clearance to market Iamin-Registered Trademark- gel in the United States as a topical gel for the care and management of chronic and acute wounds. The FDA granted ProCyte clearance to market this over-the-counter product in February 1996 for all wound types with the exception of third degree burns.

         ProCyte presently is planning IN VITRO and/or human clinical studies or has such studies in progress in the U.S. and/or the U.K. for the continued evaluation of Iamin-Registered Trademark- gel as a potential therapeutic agent.

         ProCyte and its collaborators at various government and academic institutions continued research on the Company's phenanthroline compounds in 1995. This family of copper-containing compounds has been shown in IN VITRO studies to inhibit a variety of disease-causing viruses by one of several mechanisms, including cell-cell fusion. Currently, the Company has relegated further effort in this area of research primarily to a smaller role within the Company given ProCyte's internal resource commitment to wound care and contract manufacturing priorities.

         ProCyte Corporation is a Washington corporation organized in 1986.

         There can be no assurance that the Company will commence or successfully complete preclinical or clinical testing or commercial development, including commercial-scale manufacturing and market launch of any of the product candidates identified above, or that, if successfully developed, such product candidates will be approved or cleared for sale by the FDA for sale in the United States or by comparable regulatory authorities for sale in other countries. Approval of a product for marketing in one country does not ensure approval for marketing in other countries. Launch of a product does not ensure market acceptance. The results of Phase I, Phase II or Phase III studies are not necessarily indicative of efficacy or safety of a commercial product for human use.

         ProCyte's second strategic goal in 1995 was to expand the utilization of the Company's manufacturing plant, which was commissioned in 1994, by providing contract manufacturing services to industry clientele. The Company currently utilizes the plant for the clinical and planned commercial manufacture of the Company's own bulk drug candidates and planned wound care products. Additionally, in 1995, the Company began to offer contract manufacturing services to clients in the biotechnology, pharmaceutical, fine chemical and food products industries.

         By year end 1995, ProCyte had provided or was still performing contract manufacturing services on behalf of ten clients, including two multinational pharmaceutical companies and several biotechnology companies. Given the risks and uncertain timelines associated with pharmaceutical and biotechnology products being developed, tested, reviewed or sold by clients of the manufacturing facility, the Company will be required to strive to maintain sufficient clientele to counter the effect that regulatory delays, product failures, product recalls, and other such circumstances may have on its contract manufacturing capabilities and revenues.

         ProCyte expects to continue to provide contract manufacturing services in the future, and to produce clinical and commercial quantities of certain of its peptide-copper compounds for its use and those of present or future partners. The Company expects to utilize approximately 85% of the plant's current capacity for these endeavors in 1996, though, for the reasons outlined above, and including such things as unexpected or unsuccessful plant audits or regulatory inspections, the potential impact of adverse weather conditions on plant operations, the decision of a client to manufacture its own products or have them manufactured elsewhere, market acceptance of clients' products, and competition, there can be no assurance that it will be successful.

         The third primary area of business focus being pursued by the Company builds upon the Company's pioneering research expertise in the complex field of wound care and healing. In November 1995, the Company acquired the exclusive worldwide rights, outside of Asia, to a novel polymer technology, known as HYPAN-Registered Trademark-, and five FDA-cleared wound care products based on this technology. ProCyte also acquired the rights to a sixth FDA-cleared wound care product, known as HyFil, for which it shares non-exclusive distribution rights in North America with B. Braun Medical Supplies, Inc. Additionally, ProCyte acquired the exclusive worldwide rights for the use of the technology for future drug delivery applications in the field of wound healing.

         At present, Company scientists are actively investigating uses of the HYPAN-Registered Trademark- technology, while ProCyte's manufacturing team is seeking to develop cost-effective commercialization processes. While the FDA has cleared six HYPAN-Registered Trademark--based wound care products for marketing, these products may or may not be among the first introduced by ProCyte. ProCyte is charting new territory in the development of polymer manufacturing processes and anticipates that initial development will take at least six months to successfully devise pilot scale production methodology for HYPAN-Registered Trademark--based products. However, given such things as unexpected difficulties in scaling-up the full scale commercial manufacturing processes, obtaining suitable raw materials, and staffing the production operation, there can be no assurance that the Company will be able to commercialize the technology in a cost-effective, timely manner, if at all.

PATENTS AND PROPRIETARY RIGHTS

         ProCyte's success depends in part upon its ability to protect its products and technology under intellectual property laws in the Unites States and abroad. As of December 31, 1995, the Company had 16 issued United States patents expiring between 2005 and 2010, and 123 issued foreign patents and patent registrations. The patents relate to use of the Company's copper-based technology for a variety of healthcare applications, and to the composition of certain biologically active, synthesized compounds. The Company's strategy has been to apply for patent protection for certain compounds and their discovered uses that are believed to have potential commercial value in countries which offer significant market potential.

         The Company currently holds several registered trademarks for its product candidates. There can be no assurance as to the breadth or degree of protection that the Company's existing trademarks or patents, or any additional trademarks or patents that may be granted in the future, will afford the Company, or that any additional trademarks or patents will be issued to the Company. In addition, there can be no assurance that others will not independently develop substantially equivalent proprietary technology that is not covered by the Company's patents or that others will not be issued patents that may prevent the Company's manufacture, sale or use of the Company's proposed products or require licensing and the payment of significant fees or royalties by the Company for the pursuit of its business. Litigation, which could result in substantial cost to the Company, may be necessary to enforce the Company's patents or to determine the scope and validity of other parties' proprietary rights. If the outcome of any such litigation were adverse, the Company's business could be materially affected. The Company is unable to predict how courts would resolve any future issues relating to the validity and scope of the Company's patents or trademarks should they be challenged.

         The Company also intends to rely on its unpatented proprietary know-how, and there can be no assurance that others will not develop or acquire equivalent proprietary information. To the extent that corporate partners or consultants apply Company technological information independently developed by them or by others to Company projects or apply Company technology or know-how to other projects, disputes may arise as to the ownership of proprietary rights to such information.

EXISTING CORPORATE LICENSE AGREEMENTS

HYMEDIX INTERNATIONAL, INC.

         In November 1995, ProCyte entered into a license agreement with Hymedix International Inc. ("Hymedix") in which the Company acquired the exclusive worldwide rights, outside of Asia, to five FDA-cleared wound care products developed by Hymedix, as well as exclusive rights to the use of the underlying technology in the territory for future wound care products. Additionally, the Company acquired, on a non-exclusive basis, the rights to a sixth FDA-cleared wound care product in the same territory. The Company shares marketing rights to the sixth product with B. Braun Medical, Inc. The Company also acquired exclusive worldwide rights to the drug delivery application of Hymedix's polymer-based technology for wound healing applications.

         Under the terms of the agreement with Hymedix, the Company is obligated to pay certain upfront, milestone and royalty payments. The Company's upfront payment included 200,000 shares of the Company's common stock, releasable over a two-year period in four equal assignments of 50,000 shares each, unless Hymedix has materially breached the license agreement or the Company has terminated the license agreement. The stock is subject to SEC Rule 144 restrictions and has piggyback registration rights for a limited period of time. The Company may terminate the agreement at any time upon sixty days' written notice.

KISSEI PHARMACEUTICAL CO., LTD.

         In November 1993, the Company entered into a license agreement with Kissei Pharmaceutical Co., Ltd. ("Kissei"). Under the terms of the agreement, the Company granted to Kissei an exclusive license to make, have made, use and sell the Company's Iamin-Registered Trademark- compound in Japan, China, Taiwan, and Korea for topical wound healing applications, including chronic human dermal wounds such as diabetic ulcers, venous stasis ulcers, pressure sores, surgical wounds and burns.

         Pursuant to the terms of the agreement with Kissei, the Company will manufacture Kissei's requirements for the Iamin-Registered Trademark- compound for Kissei's product development and for Kissei's clinical trials for the first approved use of the Iamin-Registered Trademark- compound in Japan. In addition, Kissei is responsible for making certain research and development, milestone and royalty payments to the Company subject to the terms of the agreement. As of third quarter 1995, Kissei had satisfied all of its research and development payment requirements which it was obligated under the agreement to pay to the Company. In January 1996, Kissei paid the Company a $1.0 million milestone payment owing under the agreement. Kissei may terminate the agreement at any time upon sixty days' written notice.

         As part of its license agreement with the Company, Kissei also entered into a stock purchase agreement with the Company wherein it purchased 155,461 shares of ProCyte common stock at a price of $25.73 per share.

KAKEN PHARMACEUTICAL CO., LTD.

         In December 1992, the Company entered into an agreement with Kaken Pharmaceutical Co., Ltd. ("Kaken") for development, manufacturing and marketing of the company's peptide-copper compounds for hair growth and hair loss prevention applications in Asia. Under the terms of the agreement, Kaken was responsible for making certain research and development, milestone and royalty payments to the Company. As of second quarter 1995, Kaken had satisfied all of its research and development payment requirements which it was obligated to pay to the Company.

         On January 31, 1996, the Company's license agreement with Kaken was terminated. The termination came about in large part due to the position taken by the Japanese regulatory agency with regard to its regulation of hair growth compounds. The agency has presently determined that it will not consider androgenetic alopecia a disease and, therefore, will not approve as "drugs" any compounds to be used in the treatment of male pattern baldness. As a result of the license termination, ProCyte regained all rights to the use of its technology for hair growth and hair loss prevention applications. No monies paid by Kaken to the Company during the period of the agreement were refundable to Kaken. Kaken filed a patent on the technology which was assigned to the Company at conclusion of the partnership for a nominal fee.

         ProCyte intends to seek to establish corporate alliances with others who are capable of pursuing alternative registrations of the Company's hair technology in Asia and elsewhere. There can be no assurance that the Company will be successful in attracting or retaining corporate alliances on terms favorable to the Company, whether for the Company's hair technology or otherwise, or that the interests and motivations of any corporate partner or licensee would be or remain consistent with those of the Company, or that such partners or licensees would successfully perform the technology transfer, clinical development, regulatory compliance, manufacturing, marketing or other obligations. Suspension or termination of agreements with the Company's current or future partners or licensees could have a material adverse effect on the development of the Company's proposed products and could adversely effect the Company's financial position.

COMPETITION

         Competition in the Company's planned area of initial product launch, wound care, is particularly intense, involving a number of well-established, major pharmaceutical and healthcare companies, such as Bristol Myers Squibb, Kendall Healthcare Company, and Johnson and Johnson. A significant number of smaller companies as well are developing or marketing competitive wound care products, some of which may have an entirely different approach than products being developed by the Company.

         Wound care is an evolving field as far as technology, regulations, and products are concerned. The Company believes that its most substantial competition with respect to its planned wound care product line will come from established pharmaceutical and healthcare companies, which are significantly larger than the Company and have substantially greater financial resources, marketing and sales staffs, and experience in obtaining regulatory approvals, as well as in manufacturing and marketing wound care products, and where they have considerable years of experience, and established reputations, promoting to healthcare providers.

         Competition in the Company's other areas of interest, as well as wound care, is based on scientific and technological advances, the availability of patent protection, access to adequate capital, the requirement for and ability to obtain government approval for new products or testing, timing and scope of regulatory approvals, product pricing, manufacturing and marketing capability. There can be no assurance that the Company's competitors will not succeed in bringing to market technologies and/or products that may make the proposed products being developed by the Company obsolete or noncompetitive. Some of the Company's competitors may achieve product commercialization earlier than the Company, which may adversely affect market introductions and sales of the Company's proposed products. Competition for highly qualified scientific, technical, and managerial personnel, consultants and advisors on whose services the Company depends is also intense.

         The contract manufacturing service business also is highly competitive. Competitors include major chemical and pharmaceutical companies, as well as specialized biotechnology firms, smaller contract chemical manufacturers and some universities. Many of these companies or institutions have greater financial, technical and marketing resources than the Company.

         The chemical, commodity-products and pharmaceutical industries have undergone and are expected to continue to undergo significant technological and strategic change, and the Company expects the competition to intensify as technical advances or business alliances are made by others in fields of interest to the Company. The Company believes that its success in competing with others will depend on such things as its ability to retain scientific expertise and capable, experienced management, and identifying and pursuing scientifically feasible, medically relevant, and commercially viable opportunities.

EMPLOYEES

         At December 31, 1995, the Company had 44 full-time employees, of whom eight hold Ph.D. degrees. The Company restructured its operations in late 1994 and again in 1995 in order to preserve capital needed to staff a future sales staff and expand manufacturing operations. At year end, 18 employees were engaged in research and development, ten in manufacturing, eight in regulatory and clinical affairs, one in marketing, and seven in accounting, finance and administration. The Company expects to add sales and marketing staff in 1995 and to recruit additional plant operations and related personnel for the manufacturing facility. The Company will need to compete with companies that have established product lines, sales and marketing organizations and bonus and commission schedules in recruiting for its planned sales staff. With regard to recruitment of manufacturing personnel, the Company will need to search for candidates on a nationwide basis, and attract and retain staff from profitable plants with established clients. There can be no assurance that the Company will be able to compete against other companies in recruiting such personnel. The Company believes that its relations with its employees are good.

GOVERNMENT REGULATION

         The manufacture and marketing of ProCyte's products, whether internally developed and licensed-in, and its research and development activities in general, are subject to extensive regulation in the United States by the federal government, principally by the FDA, and in other countries by similar health and regulatory authorities. The Federal Food, Drug and Cosmetic Act and the regulations promulgated thereunder, and other federal and state statutes govern, among other things, the testing, manufacture, safety, labeling, storage, recordkeeping, advertising and promotion of pharmaceutical products and medical devices. Product development and approval or clearance within the regulatory framework requires a number of years and involves the expenditure of substantial resources.

         In order to obtain FDA approval to market a new drug in the United States for use in humans, it is necessary to proceed through several stages of product testing, including research and development, preclinical trials, the filing of an investigational new drug application ("IND"), with the FDA to obtain authorization to conduct human clinical trials, extensive clinical testing under the Code of Federal Regulations guidelines, which are subject to the agency's change and/or interpretation at any time, and ultimately, if the pivotal trials are successful, submission to and FDA approval of a new drug application ("NDA") or 510(k) pre-market notification clearance. The Company's product candidates may be regulated by any of a number of divisions of the FDA.

         Before human testing of product candidate may commence, the FDA, and like agencies in other countries, generally require certain preclinical testing, such as toxicology studies in animals, to begin to establish product safety. Results of such studies are submitted as part of the IND application. Preclinical testing is not necessarily indicative of the safety or effectiveness of a product candidate for human use.

         Human clinical trials of an investigational therapeutic compound in the United States typically involve a three-phase process. Following the IND submission period, Phase I trials may be conducted with a small group of healthy volunteers or, in some instances, patients, to determine the early safety profile and the pattern of drug absorption, distribution and metabolism. Phase II trials are conducted with groups of patients afflicted with a specific disease or specific element of a disease to determine preliminary effectiveness, optimal dosage and treatment regimens and expanded evidence of safety. Phase III comparative trials are conducted with a larger number of patients at multiple test sites to gather information about safety and effectiveness that is needed to evaluate the overall benefit-risk relationship of the compound and to provide an adequate basis for proposed product labeling.

         The results of clinical trials are submitted to the FDA, and to similar agencies in other countries, in the form of an of NDA or like submission, for approval to commence commercial distribution of the product.
The regulatory agencies may take one to two years or more to act on an NDA or like submission, if they elect to act at all. The final decision rests with the regulatory agency as to whether or not approval will be granted. The regulatory agencies, at their discretion, may request further testing, additional data, or may deny approval if the agency determines that regulatory approval criteria are not sufficiently satisfied. As such, there can be no assurance that any approvals of the Company's proposed candidates would be granted on a timely basis, if at all, following completion of clinical testing.

         In the United States, products that do not seek to make effectiveness claims based on human clinical evaluation, may be subject to review and regulation under the FDA's 510(k) medical device guidelines. Such products, which include wound care dressings, ointments and gels, must show safety and substantial equivalency with predicate products already cleared to be marketed by the FDA. There can be no assurance that such product pre-market notification applications submitted to the FDA for clearance will receive clearance to be marketed under these guidelines, or that the labeling claims sought will be approved, or that, if cleared, such products will be commercially successful.

         In addition to obtaining FDA approval or clearance to market a product, the prospective manufacturer's quality control and manufacturing procedures must conform to current good manufacturing practices ("cGMPs") guidelines, when appropriate. In complying with standards set forth in these regulations, which are subject to change at any time without notice to the Company, manufacturers must continue to expend time, monies and effort in production and quality control. Manufacturing establishments, such as ProCyte's manufacturing plant, are also subject to regulations from and inspections by other foreign, federal, state or local agencies, such as the Drug Enforcement Agency, the city water and waste treatment agencies, and state and federal safety and health regulations. There can be no assurance that the Company's manufacturing facility or its operations for the manufacture of its own product candidates or the bulk products manufactured and processes followed by the Company on behalf of its clients will be able to meet all appropriate guidelines or to pass inspections by any government agency. If the Company's manufacturing operations should fail to pass an inspection, for any reason, the possible resultant outcome on the plant's continuing operations, and the financial impact on the Company's overall reputation and operations could be severely adversely affected.

         The Company also is or may become subject to various other foreign, U.S., state and local laws, regulations and policies relating to, among other things, safe working conditions, good laboratory practices, animal welfare, and the use and disposal of hazardous or potentially hazardous substances used in connection with research, development and/or manufacturing.

FACTORS AFFECTING STOCK PRICE

         The market prices for healthcare, commodity products, pharmaceutical and biotechnology companies are subject to volatility, and the market has from time to time experienced significant fluctuations that are unrelated to the operations of the Company.

         ProCyte's market price has fluctuated over a wide range since the Company's initial public offering in 1989. Announcements concerning the Company or its competitors, including changes in research and development program direction, results of clinical trials, addition or deletion of corporate partnerships, technology licenses, clearance or approval to market products, government regulations, healthcare reform, litigation concerning business operations or intellectual property, or public concern as to safety of products, as well as changes in general market conditions, may have a significant effect on the market price of ProCyte's common stock.

DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The directors and executive officers of the Company are as follows:


              Name                       Age     Position
              ----                       ---     --------
              Joseph Ashley(1)           68      Chairman of the Board,
                                                 President, Chief Executive
                                                 Officer

              Jules Blake, Ph.D. (1)(2)  71      Director

              Gordon W. Duncan , Ph.D.   63      Vice President, Research



                                                 Director, Secretary

              David Fulle                38      Vice President,
                                                 Manufacturing Operations,
                                                 Principal Accounting Officer

              Karen L. Hedine            42      Vice President
                                                 Business Development &
                                                 Administration; Assistant
                                                 Secretary

              C. Brian Melonakos         45      Vice President, Marketing

              Robert E. Patterson (1)(2) 53      Director

              William M. Sullivan (1)(2) 61      Director

              Thomas E. Tierney          68      Director

------------------------

(1)      Member of the Audit Committee
(2)      Member of the Compensation Committee

         JOSEPH ASHLEY, age 68, Chairman of the Board, January 1991 to present; President, Chief Executive Officer, a Director of the Company and Treasurer, January 1987-present. President and Chief Operating Officer of Genetic Systems Corporation, a biotechnology company from 1984-1986. In various management capacities with Beckman Instruments, Division of SmithKline Beckman Corporation, a diversified healthcare and life sciences company, 1954-1984, including Group Vice President of Diagnostics, 1981-84. Mr. Ashley received a Certificate of Executive Management from the University of California at Los Angeles Graduate School of Business and a B.A. in Mechanical Engineering from City College, New York.

         JULES BLAKE, PH.D., age 71, was elected a Director of the Company in 1991. He served as Vice President of Corporate Scientific Affairs (1987-1989) and Vice President of Research and Development (1973-1987) for Colgate-Palmolive, a consumer products company. Director, Martek Biosciences Corporation, a biotechnology company, 1990-present; Member of the Board of Overseers of Forsyth Dental Center, 1994-present. Trustee of the Medical College of Pennsylvania Hahnemann University; and a member of the Science Advisory Board of International Specialty Products, a specialty chemical company, 1992-present. Dr. Blake has served as the Chairman of the Compensation Committee, 1991-present, and is a member of the Audit Committee. Dr. Blake received his Ph.D. in Organic Chemistry and his M.S. and B.S. in Chemistry from the University of Pennsylvania.

         GORDON W. DUNCAN, PH.D., age 63, Vice President, Research, January
1991 - present; was elected a Director of the Company in 1991. He has served as Secretary of the Company, May, 1991 - present. Prior to joining ProCyte in April 1991, as Vice President, Research, Dr. Duncan was Vice President, Research Administration for The Upjohn Company, a pharmaceutical company, where he held various scientific and management positions for twenty years. Director of PATH, a not-for-profit international healthcare organization, 1991-present. Dr. Duncan is presently employed as a part-time employee by the Company. Dr. Duncan received his Ph.D. and M.S. in Reproductive Physiology from Iowa State University and his B.S. in Animal Science from Cornell University.

         DAVID FULLE, age 38, joined ProCyte in 1989 as Controller, and held responsibility for the Company's corporate accounting, finance and management information systems, as well as facilities, from that time until

December 1995 when he was promoted to Vice President, Manufacturing Operations, responsible for the Company's overall manufacturing operations. Prior to ProCyte, Mr. Fulle was the Assistant Controller/MIS Coordinator for Zimmer Corporation, a manufacturing company (1984-1989). Mr. Fulle holds a B.S. in Health Administration from Indiana University.

         KAREN L. HEDINE, age 42, has been Vice President, Business Development and Administration of the Company since October 1989, having served as a management consultant to the Company, 1987-1989. She is responsible for general corporate operations, including corporate governance, government liaison, business development, legal, investor/public relations, and human resources. From 1986-1988, she was Vice President, Administration and Human Resources of Ecova Corporation, a hazardous waste remediation company. From 1984-1986, Ms. Hedine was Director of Human Resources for Genetic Systems. She is past chairperson, vice president and a member of the Board of the Washington State Biotechnology and Biomedical Association. Ms. Hedine received an M.A. in Personnel Administration from Indiana University and a B.A. in English from the University of Washington.

         C. BRIAN MELONAKOS, age 45, joined ProCyte in October 1993 as Vice President, Marketing. He previously held executive positions at Pilkington Barnes Hind ("PBH"), 1987-1993, and Collagen Corporation, 1982-1987. At PBH, Mr. Melonakos served as Vice President of Marketing and as the Canadian Division's Chief Operating Officer and General Manager. He earned an M.B.A. in Marketing and Finance from the University of Michigan and a B.A. in Economics from Brigham Young University.

         ROBERT E. PATTERSON, J.D., age 53, was elected a director of the Company in 1994. He serves as a Managing Director of Thompson Clive, Inc., a U.K.-based venture capital firm, (1983 - present), and is a partner in the legal services firm of Graham & James (1972 - present). Mr. Patterson currently serves on the board of several private businesses, including QuestGen Corporation, a biotechnology company. He is a member of the Compensation Committee and has served as chairman of the Audit Committee of the Board, 1995-present. Mr. Patterson completed the Executive Program at the Stanford Graduate School of Business in 1986; he obtained his law degree from Stanford Law School and holds a B.A. in Physics from the University of California at Los Angeles.

         WILLIAM M. SULLIVAN, J.D., age 61, was elected a Director of the Company in 1991. He served as Chairman, President and CEO of Burroughs Wellcome Co., a pharmaceutical and consumer products company, 1981-1986. Mr. Sullivan served in various management and corporate legal positions, 1974-1980. He is Chairman of the Board of Sparta Pharmaceuticals, Inc., a publicly-traded development stage pharmaceutical company, 1991-present. He served as President and CEO of Sparta from 1991 to March 1996. Chairman of the Board, The Immune Response Corporation, a biotechnology company, 1987-1994; Director 1994-present; a Director of BioVentures, Inc., a diagnostic company, 1989-present; and a Director of Research Corporation Technologies, a technology transfer company, 1995-present. Mr. Sullivan is a member of the Audit and Compensation Committees. Mr. Sullivan holds a J.D. from Harvard Law School and an A.B. from the University of Notre Dame.

         THOMAS E. TIERNEY, age 68, was elected a director of the Company in 1996. From 1951-1988, he served in various sales, marketing and general management positions including Vice President and General Manager, Hospital Products Business, Group Vice President, Healthcare Business and Executive Vice President of Kendall Company and Group Executive, Worldwide Healthcare, until his retirement in 1988. Member of the Board of Directors of Uromed, a development-stage healthcare company. Mr. Tierney is a member of the Compensation and Audit committees of ProCyte's Board of Directors. Mr. Tierney received a B.A. in General Sciences from Colgate University in 1951 and attended the Harvard Business School Advanced Management Program.

ITEM 2.  PROPERTIES

         The Company presently leases approximately 28,000 square feet of laboratory and office space at it corporate offices in Kirkland, Washington. On October 1, 1993, the Company also executed a 79-month operating lease, effective January 1, 1994, for approximately 16,000 square feet of manufacturing and expansion space in Redmond, Washington. The Company is presently using this space for its commercial-scale bulk substance manufacturing for its own clinical and commercial needs, as well as for toll manufacturing operations for clients in the pharmaceutical, biotechnology, fine chemical and food products industries. The Company expects to build out some of the available expansion space in the plant in 1996 to accommodate commercial-scale manufacturing and method development of the technology the Company acquired from Hymedix. Delays in obtaining building permits, cost overruns in the facility expansion and construction delays could adversely effect the Company's commercialization efforts, and significantly delay product launch plans.

ITEM 3.  LEGAL PROCEEDINGS

         On March 5, 1996, the Company announced that a tentative settlement had been reached in the shareholder lawsuit filed in October 1994 against the Company and certain of its officers and directors. The Company continues to believe that there was no wrongdoing on the part of the Company and/or any of its officers and directors, but reached the tentative settlement agreement in an effort to focus management's attention and corporate financial resources on the important business of building long-term shareholder value in the Company.

         The tentative settlement, which is subject to court approval, is for $7.75 million, of which at least $2.5 million will be paid in cash, with the remainder payable, at the Company's discretion, in cash or shares of ProCyte common stock. The amount, if any, of the stock portion would be dependent upon the market price of ProCyte common stock during the six-month period following final court approval of the settlement. The tentative settlement is conditioned upon the Company receiving an appropriate contribution to the settlement from its insurance carriers.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF
         SECURITY HOLDERS

     No matters were submitted to the shareholders for vote during fourth quarter 1995


                                        PART II

ITEM 5.   MARKET FOR COMPANY'S COMMON STOCK AND RELATED
          SHAREHOLDER MATTERS

     The Company's common stock trades on the Nasdaq Stock Market under the symbol "PRCY." At the close of business on March 8, 1996, there were 513 shareholders of record.

     ProCyte has not paid any cash dividends on its common stock and does not intend to pay cash dividends in the foreseeable future.

ITEM 6.   SELECTED FINANCIAL DATA

     The information required by this Item is incorporated by reference to the information contained under the caption, "Financial Highlights," located on the inside front cover page of the Registrant's 1995 Annual Report to Shareholders.


ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information required by this Item is incorporated by reference to the information under the caption, "Management's Discussion and Analysis of Financial Condition and Results of Operations" located on pages 10-14, of the Registrant's 1995 Annual Report to Shareholders.


Item 8.   FINANCIAL STATEMENTS

     See Item 14 for an Index to Financial Statement sand Financial Statement Schedules. Such Financial Statements are incorporated herein by reference.


Item 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

     None.

                                       PART III

          See "Directors and Executive Officers of the Registrant" under Item I
- Part I above. The remaining information called for by Items 10, 11, 12 and 13 is included in the Company's Proxy Statement relating to the Company's annual meeting of shareholders, and is incorporated herein by reference. The information appears in the Proxy Statement under the captions "Elections of Directors," "Executive Compensation," and "Principal Shareholders and Management Ownership." Such Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the Company's last fiscal year end, December 31, 1995.


                                       PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
          ON FORM 8-K

     a. (1) and (2) Index to Financial Statements and Financial Statement Schedules

     (1)  FINANCIAL STATEMENTS
          The following financial statements and Independent Auditors' Report are incorporated by reference to pages 15-28 of the Registrant's 1995 Annual Report to Shareholders.

          Balance Sheets as of December 31, 1995, and 1994..

          Statements of Operations for the years ended December 31, 1995, 1994, and 1993, and the period January 1, 1985 (Predecessor inception) to December 31, 1995.

          Statements of Cash Flows for the years ended December 31, 1995, 1994, and 1993, and the period January 1, 1985 (Predecessor inception) to December 31, 1995.

          Statements of Stockholders' Equity for the years ended December 31, 1995, 1994, and 1993, and the period January 1, 1985 (Predecessor inception) to December 31, 1995.

          Notes to Financial Statements

          Independent Auditors' Report

     (2)  FINANCIAL STATEMENT SCHEDULES
          Financial Statement Schedules have been omitted because of the absence of conditions under which they are required or because the required information is included in the Financial Statements or notes thereto.

          With the exception of the pages listed in the above Index to Financial Statements and Financial Statements Schedules and the portion of suchreport referred to in Items 5, 6 and 7 of the Annual Report on Form 10-K, the 1995 Annual Report to Shareholders is not deemed filed as part of this report.

     (3)  INDEX TO EXHIBITS

Exhibit                    Description                                 Note
---------------------------------------------------------------------------
3.1       Restated Articles of Incorporation of the Registrant . . . . . .(A)
3.2       Restated Bylaws of the Registrant. . . . . . . . . . . . . . . .(A)
10.1*     1987 Stock Benefit Plan of ProCyte Corporation . . . . . . . . .(A)
10.2*     ProCyte Corporation 1989 Restated Stock Option Plan. . . . . . .(B)
10.3*     ProCyte Corporation 1991 Stock Option Plan for
          Nonemployee Directors. . . . . . . . . . . . . . . . . . . . . .(B)
10.4      Kirkland Limited Partnership IV Lease dated as of
          January 15, 1990 . . . . . . . . . . . . . . . . . . . . . . . .(C)
10.5      Teachers Insurance & Annuity Association Lease dated
          as of October 1, 1993. . . . . . . . . . . . . . . . . . . . . .(D)
10.6      License Agreement dated as of November 15, 1995 between
          ProCyte Corporation and Hymedix International, Inc, containing an exhibit within, of the Stock Acquisition Agreement dated as of November 15, 1995 between ProCyte Corporationand Hymedix
          International, Inc.(1)(E)
10.8      License Agreement dated as of November 30, 1993 between ProCyte
          Corporation and Kissei Pharmaceutical Co., Ltd. (1). . . . . . .(D)
10.9      ProCyte Corporation Common Stock Purchase Agreement dated as of
          November 30, 1993 by and between ProCyte Corporation and Kissei
          Pharmaceutical Co., Ltd. . . . . . . . . . . . . . . . . . . . .(D)
10.10*    Change of Control Agreement for Mr. Joseph Ashley. . . . . . . .(F)
10.11*    Change of Control Agreement for Ms. Karen L. Hedine. . . . . . .(F)
10.12*    Change of Control Agreement for Mr. C. Brian Melonakos . . . . .(F)
10.13*    Change of Control Agreement for Mr. David Fulle. . . . . . . . .(F)
10.14*    Form of Indemnity Agreement dated February 23, 1995 between the
          Registrant and each of Mr. Ashley, Dr. Blake, Dr. Duncan,
          Ms. Hedine, Mr. Melonakos, Mr. Patterson & Mr. Sullivan. . . . .(F)
10.15*    Form of Indemnity Agreement dated January 20, 1996 between the
          Registrant and each of Mr. Fulle and Mr. Tierney . . . . . . . .(F)
10.16*    Severance Agreement for Mr. Joseph Ashley. . . . . . . . . . . .(F)
10.17*    Severance Agreement for Ms. Karen Hedine . . . . . . . . . . . .(F)
10.18*    Severance Agreement for Mr. Brian Melonakos. . . . . . . . . . .(F)
10.19*    Severance Agreement for Mr. David Fulle. . . . . . . . . . . . .(F)
10.20     Memorandum of Understanding for Settlement of In Re ProCyte
          Securities Litigation. . . . . . . . . . . . . . . . . . . . . .(E)
13.1      1995 Annual Report to Shareholders . . . . . . . . . . . . . . .(E)
23.1      Consent of Deloitte & Touche LLP . . . . . . . . . . . . . . . .(E)
27.1      Financial Data Schedule. . . . . . . . . . . . . . . . . . . . .(E)

---------------------------------------------------------------------------

* Management contract or compensatory plan or arrangement
(A) Incorporated by reference to the Registrant's Registration Statement of Form S-1 (No. 33-31353).
(B) Incorporated by reference to the Registrant's Registration Statement of Form S-1 (No. 33-46364).
(C) Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 30, 1990 (No 0-18044).
(D) Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 30, 1993
(E)      Filed herewith
(F) Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 30, 1994

(1) Confidential treatment has been granted or requested with respect to portions of this exhibit.


         b.   REPORTS ON FORM 8-K

              None

                                      SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       PROCYTE CORPORATION
                                            (REGISTRANT)

Date:    March 20, 1996           By          /s/ Joseph Ashley
                                             -------------------
                                                Joseph Ashley,
                                       Chairman of the Board, President and
                                            Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



         Name                     Title                                    Date
         ----                     -----                                    ----
 /s/ Joseph Ashley           Chairman of the Board                March 20, 1996
------------------
Joseph Ashley                President and Chief Executive
                             Officer
                             (Principal Executive Officer
                             and Principal Financial Officer)

 /s/ Jules Blake             Director                             March 20, 1996
------------------------
Jules Blake

 /s/ Gordon W. Duncan        Director                             March 20, 1996
------------------------
Gordon W. Duncan

 /s/ Robert E. Patterson     Director                             March 20, 1996
------------------------
Robert E. Patterson

 /s/ William M. Sullivan     Director                             March 20, 1996
------------------------
William M. Sullivan

 /s/ Thomas E. Tierney       Director                             March 20, 1996
------------------------
Thomas E. Tierney

 /s/ David H. Fulle          Vice President,                      March 20, 1996
------------------------     Manufacturing Operations
David H. Fulle               (Principal Accounting Officer)