Form 10-Q
period 1996-03-31
PROCYTE CORP /WA/
filed 1996-05-13
CIK 856072

                               UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549


                                  FORM 10-Q



            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934.


                FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996

                         Commission File Number 0-18044

                             PROCYTE CORPORATION
     (Exact name of the registrant as specified in its charter)




       Washington                                             91-1307460
- ------------------------                                  -------------------
(State of incorporation)                                  (I.R.S. Employer
                                                          Identification No.)

12040 115th Avenue N.E., Suite 210, Kirkland, WA               98034-6900
- ------------------------------------------------               ----------
(Address of principal executive offices)                       (Zip code)

Registrant's telephone number, including area code:          (206)820-4548
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

Yes {X}     No {  }

As of May 13, 1996, there were issued and outstanding 13,344,765 shares of common stock, par value $.01 per share.

                         ProCyte Corporation

                                INDEX



PART I FINANCIAL INFORMATION                                         PAGE NO.

       Item 1.   Financial Statements (unaudited)
                 Balance Sheet -
                 at March 31, 1996 and December 31, 1995                  3

                 Statements of Operations -
                 Three months ended March 31, 1996 and 1995               4

                 Statements of Cash Flows
                 Three months ended March 31, 1996 and 1995               5

                 Statements of Stockholders' Equity                       6

                 Notes to Financial Statements                            7

       Item 2.   Management's Discussion and
                 Analysis of Financial Condition and
                 Results of Operations                                   10


PART II     OTHER INFORMATION
       Item 1.   Legal Proceedings                                       16
       Item 4.   Submission of Matters to a Vote of Security Holders     16
       Item 5    Other Information                                       16
       Item 6.   Exhibits and Reports on Form 8-K                        16


SIGNATURES                                                               17

PART I  -  FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
                             PROCYTE CORPORATION
                        (a development stage company)
                                BALANCE SHEETS

                                                                                 March 31,
                                                                                   1996                December 31,
                                                                                (unaudited)               1995
                                                                               ---------------       --------------
ASSETS

CURRENT ASSETS
Cash and cash equivalents...............................................         $  12,414,695         $  6,019,740
Securities available for sale ..........................................            22,331,351           30,057,780
Insurance claim receivable..............................................             3,000,000            3,000,000
Other...................................................................               541,793              477,116
                                                                               ---------------       --------------
  Total current assets..................................................            38,287,839           39,554,636

PROPERTY AND EQUIPMENT, at cost
Equipment...............................................................             3,357,040            3,328,829
Leasehold improvements..................................................             5,097,833            5,097,833
Less accumulated depreciation and amortization..........................            (3,401,569)          (3,244,799)
                                                                               ---------------       --------------
  Property and equipment, net...........................................             5,053,304            5,181,863

PATENTS, at cost........................................................               290,930              290,930
Less accumulated amortization...........................................               (97,270)             (93,270)
                                                                               ---------------       --------------
  Patents, net..........................................................               193,660              197,660

OTHER...................................................................               159,399              159,399
                                                                               ---------------       --------------

TOTAL ASSETS............................................................         $  43,694,202        $  45,093,558
                                                                               ---------------       --------------
                                                                               ---------------       --------------

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable........................................................       $      457,505              $678,698
Accrued liabilities.....................................................               806,535              687,452
Payable to stockholders for settlement of litigation....................             7,750,000            7,750,000
                                                                               ---------------       --------------
Deferred income.........................................................
  Total current liabilities.............................................             9,014,040            9,116,150


DEFERRED LEASE PAYMENTS.................................................                64,233               69,172
DEFERRED STATE SALES TAXES..............................................                23,682               23,682

COMMITMENTS

STOCKHOLDERS' EQUITY
Preferred stock $.01 par value:  2,000,000 shares
   authorized; no shares issued or outstanding..........................
Common stock $.01 par value: 30,000,000 shares
   authorized; shares issued and outstanding 13,338,965
   - March 31, 1996 and 13,318,495 -  December 31, 1995.................               131,765              131,311
Additional paid-in capital..............................................            82,465,661           82,350,862
Deficit accumulated during the development stage........................           (47,935,161)         (46,513,220)
Unearned compensation...................................................               (70,018)             (84,399)
                                                                               ---------------       --------------
   Total stockholders' equity...........................................            34,592,247           35,884,554
                                                                               ---------------       --------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY..............................        $  43,694,202         $  45,093,558
                                                                               ---------------       --------------
                                                                               ---------------       --------------

                     SEE NOTES TO FINANCIAL STATEMENTS

                                 PROCYTE CORPORATION
                             (a development stage company)
                               STATEMENTS OF OPERATIONS
                                    (unaudited)


                                                                                                     January 1,
                                                                                                        1985
                                                                                                    (predecessor
                                                                    Three months ended March 31,    inception) to
                                                                    ---------------------------      March 31,
OPERATING ACTIVITIES                                                    1996          1995             1996
                                                                    ------------   -------------     --------------

REVENUES
Research and development revenues under
  collaborative agreements.......................................   $   244,903     $   576,655        $  8,151,450
License fees.....................................................       900,000                           1,500,000
Interest income..................................................       544,581         711,387           7,580,382
Other............................................................                                           697,764
                                                                    ------------   -------------     --------------
Total revenues...................................................     1,689,484       1,288,042          17,929,596
                                                                    ------------   -------------     --------------
COSTS AND EXPENSES
Research and development.........................................     1,747,339       1,891,556          44,887,697
Litigation settlement............................................                                         4,750,000
General & administrative.........................................     1,364,086         966,665          16,229,848
                                                                    ------------   -------------     --------------
Total costs and expenses.........................................     3,111,425       2,858,221          65,867,545
                                                                    ------------   -------------     --------------
NET LOSS.........................................................  $ (1,421,941)   $ (1,570,179)       $(47,937,949)
                                                                    ------------   -------------     --------------
                                                                    ------------   -------------     --------------
NET LOSS PER COMMON SHARE........................................  $      (0.11)   $      (0.12)       $      (6.63)
                                                                    ------------   -------------     --------------
                                                                    ------------   -------------     --------------
Weighted average number of common shares used in computing net
  loss per common share............................................   13,153,553     13,043,586           7,235,255
                                                                    ------------   -------------     --------------
                                                                    ------------   -------------     --------------


                                 PROCYTE CORPORATION
                             (a development stage company)
                              STATEMENTS OF CASH FLOWS
                                    (unaudited)

                                                                                                      January 1,
                                                                                                         1985
                                                                                                     (predecessor
                                                                       Three months ended March      inception) to
                                                                       ------------------------        March 31,
OPERATING ACTIVITIES                                                    1996          1995                1996
                                                                      --------------------------     -------------
Net Loss                                                              ($1,421,941)   ($1,570,179)     $(47,937,949)
 Adjustments to reconcile net loss
 to net cash used in operating activities:
   Depreciation....................................................       156,770        195,363         3,652,239
   Patent expense..................................................         4,000         15,000           774,929
   Amortization of discount on marketable securities...............                                        (15,625)
   (Gain) loss on sale of securities available for sale............       (42,312)      (138,264)         (229,936)
   Stock grants and Restricted Stock grants........................        64,750                          138,471
   Compensation expense on stock options...........................        14,381         26,457           670,120
   Changes in assets and liabilities:
    (Increase) decrease in other current assets....................       (64,677)       106,947          (541,796)
    (Increase) decrease in insurance receivable....................             0                       (3,000,000)
     Increase in other assets......................................             0                           (9,399)
     Increase (decrease) in accounts payable.......................      (221,193)      137,014            372,386
     Increase (decrease) in accrued liabilities....................       119,083         5,743            751,627
     Increase (decrease) in litigation payable.....................             0                        7,750,000
     Increase (decrease) in deferred income........................             0        28,076                  0
     Increase (decrease) in deferred lease payments................        (4,939)       (1,976)            64,233
     Decrease in deferred use tax..................................             0             0            (71,031)
Net cash used in operating activities..............................    (1,396,078)   (1,195,819)       (37,631,731)

FINANCING ACTIVITIES
 Proceeds from issuance of stock - net.............................        50,503        27,423         81,345,399
 Proceeds from borrowings..........................................                                        500,000
                                                                       ----------     ---------       ------------
Net cash provided by financing activities..........................        50,503        27,423         81,845,399
                                                                       ----------     ---------       ------------
INVESTING ACTIVITIES
 Purchase of property and equipment................................       (28,211)       (5,583)        (8,609,612)
 Refund (payment) Interest-bearing lease deposit...................                                       (150,000)
 Purchase of securities available-for-sale.........................   (51,853,404)  (29,272,464)      (260,347,199)
 Proceeds from sale or maturity of securities available for sale...    59,622,145    21,080,421        238,261,409
 Patents:
  Expenditures.....................................................             0        (6,049)        (1,018,117)
  Reimbursements...................................................             0         1,660             64,546
                                                                     -----------    -----------        -----------
Net cash used in investing activities..............................     7,740,530    (8,202,015)       (31,798,973)
                                                                     -----------    -----------        -----------

NET INCREASE  IN CASH AND CASH EQUIVALENTS.........................     6,394,955    (9,370,411)        12,414,695)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD...................     6,019,740    26,243,922
                                                                     -----------    -----------        -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD.........................  $12,414,695    $16,873,511        $12,414,695
                                                                     -----------    -----------        -----------
                                                                     -----------    -----------        -----------

SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING AND INVESTING ACTIVITIES
 Conversion of debt to common stock................................                                    $   500,000
                                                                                                       -----------
                                                                                                       -----------
 Issuance of stock for patents.....................................                                    $    27,790
                                                                                                       -----------
                                                                                                       -----------


                          SEE NOTES TO FINANCIAL STATEMENTS

                                  PROCYTE CORPORATION
                           (a development stage company)
                         STATEMENTS OF STOCKHOLDERS' EQUITY
                                    (unaudited)

                                                                                          Deficit
                                                                                         Accumulated
                                                 Common Stock           Additional       During the
                                            ------------------------      Paid-in        Development      Unearned
                                             Shares       Par Value       Capital           Stage       Compensation     Total
                                            -----------  -----------    ------------    -------------   ------------   -----------
Balance, December 31, 1995................   13,131,095   $ 131,311     $ 82,350,862    $(46,513,220)    $ (84,399)    $35,884,554
                                            -----------  -----------    ------------    -------------   ------------   -----------
Exercise of stock options:
 ($2.64 per share) January 5 to March 5...       13,635         136           33,075                                        33,211
 ($2.53 per share) January 5 to March 5...        6,835          68           17,224                                        17,292
Hymedix Restricted Stock:
 ($2.59 per share) March 31...............       25,000         250           64,500                                        64,750
Amortization of unearned compensation.....                                                                  14,381          14,381
Net loss..................................                                                (1,421,941)                   (1,421,941)
                                            -----------  -----------    ------------    -------------   ------------   -----------
Balance, March 31, 1996...................   13,176,565     131,765       82,465,661     (47,935,161)      (70,018)     34,592,247
                                            -----------  -----------    ------------    -------------   ------------   -----------
                                            -----------  -----------    ------------    -------------   ------------   -----------

                      SEE NOTES TO FINANCIAL STATEMENTS

                         PROCYTE CORPORATION
                    (a development stage company)
              NOTES TO FINANCIAL STATEMENTS (unaudited)


1.     BASIS OF PRESENTATION

     The accompanying unaudited Financial Statements of ProCyte Corporation (the "Company") for the three-month periods ended March 31, 1996 and 1995, have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Pursuant to such rules and regulations, the Financial Statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Accordingly, this financial information should be read in conjunction with the complete Financial Statements, including the notes thereto and the auditors' opinion, which are included in the Company's Annual Report, incorporated by reference on Form 10-K, for the year ended December 31, 1995. In the opinion of management, all material adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Interim results are not necessarily indicative of the results that may be expected for the year ending December 31, 1996.

2.     INVESTMENTS

     At March 31, 1996, the Company's investments consist entirely of U.S. Treasury bills and notes and are classified as "available for sale." The amortized cost and estimated market value for investments maturing in one year or less is $9,423,798, and those maturing in one through five years is $12,907,553. There were no gross unrealized gains or losses at March 31, 1996, and realized gains from sales of investments in the three-month period ended March 31, 1996 were $43,312.

3.     EXISTING CORPORATE LICENSE AGREEMENTS

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

     Under the terms of the agreement with Hymedix, the Company is obligated to pay certain upfront, milestone and royalty payments. During the three-month period ended March 31, 1996, the Company funded $150,000 to Hymedix for the 1996 research and development program related to the licensed technology. The Company's November 1995 upfront payment included 200,000 shares of the Company's common stock, releasable over a two-year period in four equal assignments of 50,000 shares each, unless Hymedix has materially breached the license agreement or the Company has terminated the license agreement. The stock is subject to S.E.C. Rule 144 restrictions and has piggyback registration rights for a limited period of time. The Company may terminate the agreement at any time upon sixty days' written notice.

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

     Pursuant to the terms of the agreement with Kissei, the Company will manufacture Kissei's requirements for the Iamin-Registered Trademark-compound for Kissei's product development and for Kissei's clinical trials for the first approved use of the Iamin-Registered Trademark- compound in Japan. In addition, Kissei is responsible for making certain research and development, milestone and royalty payments to the Company subject to the terms of the agreement. In January 1996, Kissei paid the Company a $900,000 milestone payment owing under the agreement. Kissei may terminate the agreement at any time upon sixty days' written notice.

KAKEN PHARMACEUTICAL CO., LTD.

     On January 31, 1996, the Company's license agreement with Kaken Pharmaceutical Co., Ltd. ("Kaken"), for development of the Company's peptide-copper hair growth technology in Asia, was terminated. As a result, ProCyte regained worldwide rights to the use of its technology for hair growth and hair loss prevention applications. Kaken satisfied all of its research and development funding obligations to ProCyte during the active term of the agreement.

     4.   STOCKHOLDERS' EQUITY

     Information relating to stock options granted, exercised, canceled and currently exercisable is as follows:

                                       Shares subject      Option price
                                         to option            range
                                       --------------     --------------
          Balance, January 1, 1995         1,412,710       $.09 - $11.88
               Granted                       428,500               $2.94
               Exercised                     194,880       $.09 -  $0.86
               Canceled                       89,600      $2.53 - $10.79
                                           ---------
          Balance, March 31, 1995          1,556,730      $2.16 - $11.88
                                           ---------
                                           ---------

          Balance, January 1, 1996         1,536,957      $2.15 - $11.88
               Granted                        89,500      $3.02 -  $3.09
               Exercised                      20,470      $2.16 -  $2.64
               Canceled                      215,169      $2.53 - $11.88
                                           ---------
          Balance, March 31, 1996          1,390,818      $2.15 - $11.88
                                           ---------
                                           ---------

          Currently exercisable              624,785

  During the three-month period ended March 31, 1996, the Compensation Committee of the Board of Directors approved grants of incentive stock options to purchase 64,500 shares of common stock to employees of the Company, and also approved the grant of a nonqualified stock option to purchase 25,000 shares of the Company's common stock to a new member of the Board. All options are subject to vesting schedules. In January 1996, an officer of the Company voluntarily and without recompense relinquished and returned to the ProCyte Corporation 1989 Restated Stock Option Plan, nonqualified options for the purchase of up to 200,000 shares of ProCyte common stock, granted to him in 1992. The officer took this action to provide that more options would be available for the Company's use in granting options to future employees of the Company.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

     The Company relies primarily on equity financings and corporate partnerships to fund its operations and capital expenditures. At March 31, 1996, the Company had cash, cash equivalents and short-term investments of approximately $34.7 million.

     The Company believes that its present capital resources and expected revenues from existing license agreements should be sufficient to fund the Company's currently planned operations and capital needs for approximately two years. The Company's future cash requirements, however, may vary materially from those now expected because of a number of factors, including the cost to staff a dedicated sales force and cash requirements for expansion of the Company's manufacturing capability for commercialization of polymer-based wound care products.

     ProCyte's mission is to become a fully-integrated healthcare products and services company through continued pursuit of its threefold strategy, which the Company implemented in 1995 in an effort to build long-term shareholder value. This strategy includes: (1) continued development of certain of the Company's proprietary family of copper-based compounds for therapeutic and other applications; (2) utilization of the Company's manufacturing facility to serve both the Company's own clinical and commercial needs as well as to address the contract manufacturing needs of selected industry clients; and (3) continued evaluation and, as appropriate, acquisition, of in-licensing or cross-licensing of technologies or products which complement the Company's wound care product focus. In addition, the Company will continue to seek corporate partners or out-licensing opportunities to develop and/or distribute certain of its technology or products.

     In first quarter 1996, the Company had three copper-based drug candidates in clinical development. Enrollment in the Company's Phase II study of PC1358, tradenamed Tricomin-Registered Trademark- solution, was completed in first quarter. The study is evaluating the safety and effectiveness of the investigational compound, at varying doses versus placebo, in the treatment of early to mid stage male pattern baldness, and is expected to be completed at year end 1996.

     During the quarter, ProCyte ended its license agreement with Kaken for development of the Company's hair growth technology in Asia. ProCyte regained worldwide rights to its technology for hair growth applications.

     In first quarter 1996, the Company also continued enrollment in its Phase I/II safety and initial effectiveness study in humans of PC1020, administered via retention enema, for the potential treatment of mild to moderate ulcerative colitis. The study of this compound, tradenamed Iamin-IB-Registered Trademark- solution, is expected to be completed in 1996.

     ProCyte presently is planning IN VITRO and/or human clinical studies or has such studies in progress in the U.S. and/or the U.K. for the continued evaluation of Iamin-Registered Trademark- gel as a potential therapeutic agent. Additionally, Kissei presently is conducting a Phase I study of the compound in Japan.

     In first quarter 1996, ProCyte was advised by the National Institutes of Health ("NIH") that the NIH is continuing to evaluate one of the Company's phenanthroline compounds for IN VIVO assessment of inhibition of respiratory syncytial virus. Currently, the Company has relegated further effort in this area of research primarily to a smaller role within the Company given ProCyte's internal resource commitment to wound care and contract manufacturing priorities.

     ProCyte's second strategic goal in 1996 is to continue to expand the utilization of the Company's manufacturing plant, by providing contract manufacturing services to select industry clientele. The Company currently utilizes the plant for the clinical and planned commercial manufacture of the Company's own bulk drug candidates and planned wound care products. In first quarter 1996, the Company also performed contract manufacturing services on behalf of outside clients.

     The third primary area of business focus being pursued by the Company in 1996 builds upon the Company's pioneering research expertise in the complex field of wound care and healing. In February 1996, the FDA granted ProCyte clearance to market Iamin-Registered Trademark- gel as a 510(k)-regulated wound dressing for the care and management of acute and chronic wounds, including diabetic ulcers, venous stasis ulcers, pressure sores, first and second degree burns, postoperative wounds and skin abrasions. ProCyte expects to launch Iamin-Registered Trademark- Hydrating Gel in 1996 and, in first quarter, began to staff a dedicated sales force in support of this wound care product.

     ProCyte is continuing to evaluate the polymer technology to which it acquired worldwide rights, exclusive of Asia, for wound care product applications. In first quarter, the Company began conducting marketing studies with the first prototype products which incorporate the unique polymer properties, and the Company is working to develop manufacturing methods for the first of these planned products.

     In 1996, ProCyte intends to seek to establish corporate alliances with companies that are capable of pursuing alternative registrations of the Company's hair technology in Asia and elsewhere, and to distribute and/or develop certain other Company compounds and/or products.

FORWARD-LOOKING STATEMENTS AND RISK FACTORS

     The entire foregoing discussion, as well as other management discussion of the Company's 1996 goals and expectations as reported in the Company's Annual Report on Form 10-K and its Annual Report to Shareholders for the year ended December 31, 1995, contain forward-looking statements. Any and all statements of goals, beliefs, intent, plans, anticipation, or expectations set forth in its S.E.C. reports and other communications are forward-looking statements.

     The Company has identified important factors that it believes apply to specific forward-looking statements. The following factors, among others, could affect the Company's actual results with regard to such forward-looking statements, and could cause such results to differ materially from those expressed in the Company's forward-looking statements.

GENERAL FINANCIAL POSITION OF THE COMPANY

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

CLINICAL AND COMMERCIAL DEVELOPMENT OF NOVEL COMPOUNDS

     There can be no assurance that the Company will commence or successfully complete preclinical or clinical testing or commercial development, including commercial-scale manufacturing and market launch, of any of the product candidates identified above, or that, if successfully developed, such product candidates will be approved or cleared for sale by the FDA for sale in the United States or by comparable regulatory authorities for sale in other countries. Approval of a product for marketing in one country does not ensure approval for marketing in other countries. Launch of a product does not ensure market acceptance. The results of Phase I, Phase II or Phase III studies are not necessarily indicative of efficacy or safety of a commercial product for human use.

CONTRACT MANUFACTURING

     Given the risks and uncertain timelines associated with pharmaceutical and biotechnology products being developed, tested, reviewed or sold by clients of the manufacturing facility, the Company will be required to strive to maintain sufficient clientele to counter the effect that regulatory delays, product failures, product recalls, and other such circumstances may have on its contract manufacturing capabilities and revenues. Also, such factors as unexpected or unsuccessful plant audits or regulatory inspections, the potential impact of adverse weather conditions on plant operations, the decision of a client to manufacture its own products or have them manufactured elsewhere, market acceptance of clients' products, and competition, mean there can be no assurance that the Company will be successful in its contract manufacturing endeavors.

WOUND CARE PRODUCT DEVELOPMENT AND DISTRIBUTION

     Factors beyond the Company's control, such as delays in obtaining FDA clearance to market new products, delays in product launch, the promotion and introduction of competitive products by others with larger and more established sales and marketing organizations, lack of product acceptance by the marketplace, changes in Medicare reimbursement and the impact this would have on product pricing, unexpected difficulties in scaling-up the full-scale commercial manufacturing processes, obtaining suitable raw materials, and staffing the production operation, mean that there can be no assurance that the Company will be able to commercialize any of its planned wound care products in a cost-effective, timely manner, if at all.

COMPETITION

     Competition in the Company's planned area of initial product launch - wound care - is particularly intense, involving a number of well-established, major pharmaceutical and healthcare companies, such as Bristol Myers Squibb, Kendall Healthcare Company, and Johnson & Johnson, and others. A significant number of smaller companies as well are developing or marketing competitive wound care products, some of which may have an entirely different approach than products being developed by the Company.

     Wound care is an evolving field as far as technology, regulations, and products are concerned. The Company believes that its most substantial competition with respect to its planned wound care product line will come from established pharmaceutical and healthcare companies, which are significantly larger than the Company and have substantially greater financial resources, marketing and sales staffs, and experience in obtaining regulatory approvals, as well as in manufacturing and marketing wound care products, and where they have considerable experience, and established reputations, promoting to healthcare providers.

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

     The chemical, commodity products and pharmaceutical industries have undergone and are expected to continue to undergo significant technological and strategic change, and the Company expects the competition to intensify as technical advances or business alliances are made by others in fields of interest to the Company. The Company believes that its success in competing with others will depend on such things as its ability to retain scientific expertise and capable, experienced management, and identifying and pursuing scientifically feasible, medically relevant, and commercially viable opportunities.

PATENTS AND PROPRIETARY RIGHTS

     ProCyte's success depends, in part, upon its ability to protect its products and technology under intellectual property laws in the Unites States and abroad. As of March 31, 1996, the Company had 16 issued United States patents expiring between 2005 and 2010, and 123 issued foreign patents and patent registrations. The patents relate to use of the Company's copper-based technology for a variety of healthcare applications, and to the composition of certain biologically active, synthesized compounds. The Company's strategy has been to apply for patent protection for certain compounds and their discovered uses that are believed to have potential commercial value in countries which offer significant market potential. The Company currently holds several registered trademarks for its product candidates.

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

OPERATING LOSSES

     The Company is engaged in the research and development of human health care products, including potential pharmaceutical agents, utilizing copper-based compounds. Such research and development has been funded from the Company's equity-derived working capital and through corporate partnerships. The Company has incurred operating losses since its inception due to financial and regulatory requirements required to support research, development and clinical studies of its proprietary technology. In particular, the Company has supported and continues to finance development of investigational Iamin-Registered Trademark- gel for potential treatment of chronic dermal wounds, investigational Iamin-IB-Registered Trademark-solution for potential treatment of inflammatory bowel disease, investigational Tricomin-Registered Trademark- solution for potential treatment of hair loss conditions, and polymer-based wound care products.

     The Company expects to incur additional operating losses for a number of years until its proposed products may be approved and successfully distributed. At March 31, 1996, the Company's accumulated deficit was approximately $47.9 million.

REVENUES

     For the three-month period ended March 31, 1996, ProCyte earned revenues from its collaborative agreements of $1,144,903 and interest income of $544,581. This compares to collaborative agreement revenues of $576,655 and interest income of $711,387 earned in the first three months of 1995. The increase in revenues is primarily due to the payment of a milestone payment owing under the Company's license agreement with Kissei. Kissei may terminate its license with the Company at any time upon sixty days' written notice.

EXPENSES

     Research and development expenses for the three-month period ended March 31, 1996 were $1,747,339, compared to $1,891,556 for the same period in 1995.
Expenditures during the period conform with the Company's planned expenses, relating primarily to the Company's clinical and wound care product development programs.

     General and administrative expenses for the three-month period ended March 31, 1996 were $1,364,086 compared to $966,665 for the same three-month period in 1995. The increase was primarily related to legal and other fees incurred as a result of the Company's defense of the class action lawsuit and continuing business development programs.

                  PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

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

     The tentative settlement, which is subject to court approval, is for $7.75 million, of which at least $2.5 million will be paid in cash, with the remainder payable, at the Company's discretion, in cash or shares of ProCyte common stock. The amount, if any, of the stock portion would be dependent upon the market price of ProCyte common stock during the six-month period following final court approval of the settlement. The tentative settlement is conditioned upon the Company receiving an appropriate contribution to the settlement from its insurance carriers. One of the Company's insurance carriers has declined coverage with respect to $1.0 million. The Company has currently filed litigation against the carrier.

     In connection with the Company's settlement of its suit, the Company will have the option to make payment of $5.25 million of the settlement in either cash or shares of the Company's common stock. To the extent that the Company elects to issue shares of its common stock as settlement, sales of significant amounts of such stock could have an adverse effect on the market for and price of the Company's common stock.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to the shareholders for vote during first quarter 1996. The Company plans to hold the annual meeting of its shareholders on May 14, 1996. The Company may use a proxy solicitation firm to solicit proxies for the meeting of its shareholders. Use of such a firm should not exceed $3,000.

ITEM 5.     OTHER INFORMATION

     On April 25, 1996, Gordon W. Duncan voluntarily resigned as a part-time employee, officer and a director of the Company. Pursuant to his Separation Agreement with the Company, the Company extended the exercise period on options to purchase 173,334 shares of the Company's common stock for a two-year period from the effective date of termination, subject to certain conditions.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits - None.
     (b)  Reports on Form 8-K - None.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                PROCYTE CORPORATION
                                     (REGISTRANT)

Date:  May 13, 1996                    By     /s/Joseph Ashley
                                         ------------------------
                                                Joseph Ashley
                                     Chairman, President and C.E.O.

Date:  May 13, 1996                  By:     /s/ David H. Fulle
                                         ------------------------
                                               David H. Fulle
                                       Principal Accounting Officer