Form 10-Q
period 1996-06-30
PROCYTE CORP /WA/
filed 1996-08-05
CIK 856072

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q



            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934.


                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996

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

                              Yes /X/   No/ /


As of August 2, 1996, there were issued and outstanding 13,348,788 shares of common stock, par value $.01 per share.

                               PROCYTE CORPORATION

                                      INDEX



PART I    FINANCIAL INFORMATION                                 PAGE NO.

          Item 1.   Financial Statements (unaudited)
                    Balance Sheet-
                         As of June 30, 1996 and
                         December 31, 1995                          3

                         Statements of Operations -
                         Three and six months ended
                         June 30, 1996 and 1995                     4

                         Statements of Cash Flows
                         For six months ended
                         June 30, 1996 and 1995                     5

                         Statements of Stockholders' Equity         6

                         Notes to Financial Statements              7

          Item 2.   Management's Discussion and
                    Analysis of Financial Condition and
                              Results of Operations                 10


PART II   OTHER INFORMATION
          Item 1.   Legal Proceedings                               16
          Item 4.   Submission of Matters to a Vote of
                    Security Holders                                16
          Item 5.   Other Information                               17
          Item 6.   Exhibits and Reports on Form 8-K                17



SIGNATURES                                                          18

PART I  -  FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
                               PROCYTE CORPORATION
                          (a development stage company)
                                 BALANCE SHEETS


                                                                           June 30,             December 31,
                                                                            1996                   1995
                                                                      -------------------  -------------------
                                                                         (unaudited)
                                                                      -------------------  -------------------
ASSETS

CURRENT ASSETS
Cash and cash equivalents. . . . . . . . . . . . . . . . . . . . . .      $    7,599,357      $    6,019,740
Cash in escrow . . . . . . . . . . . . . . . . . . . . . . . . . . .           2,500,000                   0
Securities available for sale. . . . . . . . . . . . . . . . . . . .          23,847,548          30,057,780
Insurance claim receivable . . . . . . . . . . . . . . . . . . . . .           1,000,000           3,000,000
Inventories. . . . . . . . . . . . . . . . . . . . . . . . . . . . .             198,425                   0
Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             867,461             477,116
                                                                      -------------------  -------------------
 Total current assets. . . . . . . . . . . . . . . . . . . . . . . .          36,012,791          39,554,636

PROPERTY AND EQUIPMENT, at cost
Equipment. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           3,522,529           3,328,829
Leasehold improvements . . . . . . . . . . . . . . . . . . . . . . .           5,097,833           5,097,833
Less accumulated depreciation and amortization . . . . . . . . . . .          (3,558,428)         (3,244,799)
                                                                      -------------------  -------------------
 Property and equipment, net . . . . . . . . . . . . . . . . . . . .           5,061,934           5,181,863

PATENTS, at cost . . . . . . . . . . . . . . . . . . . . . . . . . .             290,930             290,930
Less accumulated amortization. . . . . . . . . . . . . . . . . . . .            (101,270)            (93,270)
                                                                      -------------------  -------------------
Patents, net. . . . . . . . . . . . . . . . . . . . . . . . . . . .              189,660             197,660

OTHER. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             193,061             159,399
                                                                      -------------------  -------------------
TOTAL ASSETS . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $   41,457,446      $   45,093,558
                                                                      -------------------  -------------------
                                                                      -------------------  -------------------
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . .      $      343,119      $      678,698
Accrued liabilities. . . . . . . . . . . . . . . . . . . . . . . . .             643,620             687,452
Payable to stockholders for settlement of litigation . . . . . . . .           7,750,000           7,750,000
                                                                      -------------------  -------------------
 Total current liabilities . . . . . . . . . . . . . . . . . . . . .           8,736,739           9,116,150

DEFERRED LEASE PAYMENTS. . . . . . . . . . . . . . . . . . . . . . .              59,294              69,172
DEFERRED STATE SALES TAXES . . . . . . . . . . . . . . . . . . . . .              23,682              23,682

COMMITMENTS

STOCKHOLDERS' EQUITY
Preferred stock $.01 par value: 2,000,000 shares
 authorized; no shares issued or outstanding . . . . . . . . . . .
Common stock $.01 par value: 30,000,000 shares
 authorized; shares issued and outstanding 13,348,621
 - June 30, 1996 and 13,318,495 -  December 31,1995. . . . . . . . .             132,112             131,311
Additional paid-in capital . . . . . . . . . . . . . . . . . . . . .          82,551,772          82,350,862
Deficit accumulated during the development stage . . . . . . . . . .         (49,983,259)        (46,513,220)
Unearned compensation. . . . . . . . . . . . . . . . . . . . . . . .             (62,894)            (84,399)
                                                                      -------------------  -------------------
 Total stockholders' equity. . . . . . . . . . . . . . . . . . . . .          32,637,731          35,884,554
                                                                      -------------------  -------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY . . . . . . . . . . . . .      $   41,457,446      $   45,093,558
                                                                      -------------------  -------------------
                                                                      -------------------  -------------------

                        SEE NOTES TO FINANCIAL STATEMENTS

                               PROCYTE CORPORATION
                          (a development stage company)
                            STATEMENTS OF OPERATIONS
                                   (unaudited)


                                                                                                         January 1,
                                                                                                           1985
                                          Three months ended June 30,      Six months ended June 30,   (predecessor
                                        ------------------------------   ----------------------------  inception) to
                                                                                                        June 30,
                                            1996           1995           1996           1995            1996
                                         --------------   ------------   ------------   ------------  --------------
REVENUES
Research and development
 revenues under collaborative
 agreements. . . . . . . . . . . . . . .   $    230,313   $    709,660   $    475,216   $  1,286,315  $   8,381,763
License fees . . . . . . . . . . . . . .              0              0        900,000                     1,500,000
Interest income. . . . . . . . . . . . .        240,997        752,760        785,578      1,464,147      7,821,379
Other. . . . . . . . . . . . . . . . . .                                                                    697,764
                                         --------------   ------------   ------------   ------------  --------------
Total revenues . . . . . . . . . . . . .        471,310      1,462,420      2,160,794      2,750,462     18,400,906
                                         --------------   ------------   ------------   ------------  --------------

COSTS AND EXPENSES
Research and
 development . . . . . . . . . . . . . .      1,459,647      1,831,813      3,206,987      3,723,369     46,347,345
Litigation settlement. . . . . . . . . .                                                                  4,750,000
General & administrative . . . . . . . .      1,059,760        934,243      2,423,846      1,900,908     17,289,608
                                         --------------   ------------   ------------   ------------  --------------

Total costs and  expenses. . . . . . . .      2,519,407      2,766,056      5,630,833      5,624,277     68,386,953
                                         --------------   ------------   ------------   ------------  --------------
NET LOSS . . . . . . . . . . . . . . . .   $ (2,048,097)  $ (1,303,636)  $ (3,470,039)  $ (2,873,815) $ (49,986,047)
                                         --------------   ------------   ------------   ------------  --------------
                                         --------------   ------------   ------------   ------------  --------------

NET LOSS PER
 COMMON SHARE. . . . . . . . . . . . . .       $  (0.16)      $  (0.10)      $  (0.26)      $  (0.22)      $  (6.77)
                                         --------------   ------------   ------------   ------------  --------------
                                         --------------   ------------   ------------   ------------  --------------

Weighted average number of
 common shares used in computing
 net loss per common share . . . . . . .     13,196,124     13,118,495     13,174,838     13,081,247      7,387,244
                                         --------------   ------------   ------------   ------------  --------------
                                         --------------   ------------   ------------   ------------  --------------

SEE NOTES TO FINANCIAL STATEMENTS

                               PROCYTE CORPORATION
                          (a development stage company)
                            STATEMENTS OF CASH FLOWS
                                   (unaudited)


                                                                                                                 January 1,
                                                                                                                    1985
                                                                                                                (predecessor
                                                                                Six months ended June 30,      inception) to
                                                                           ---------------------------------      June 30,
OPERATING ACTIVITIES                                                          1996              1995               1996
                                                                           --------------     --------------   --------------
Net Loss . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       ($3,470,039)      ($2,873,815)    $(49,986,047)
 Adjustments to reconcile net loss
  to net cash used in operating activities:
   Depreciation. . . . . . . . . . . . . . . . . . . . . . . . . . . .           313,629           390,723        3,809,098
   Patent expense. . . . . . . . . . . . . . . . . . . . . . . . . . .             8,000            30,000          778,929
   Amortization of discount on marketable securities . . . . . . . . .                                              (15,625)
   (Gain) loss on sale of securities available for sale. . . . . . . .           160,980          (262,430)         (26,644)
   Stock grants and Restricted Stock grants. . . . . . . . . . . . . .           129,500                            203,221
   Compensation expense on stock options . . . . . . . . . . . . . . .            21,505            40,857          677,244
   Changes in assets and liabilities:
   (Increase) decrease in other current assets . . . . . . . . . . . .          (588,770)         (278,295)      (1,065,889)
   (Increase) decrease in insurance receivable . . . . . . . . . . . .         2,000,000                         (1,000,000)
   (Increase) decrease in escrowed cash. . . . . . . . . . . . . . . .        (2,500,000)                        (2,500,000)
   (Increase) decrease in deferred offering. . . . . . . . . . . . . .                 0
   (Increase) decrease in other assets . . . . . . . . . . . . . . . .           (33,662)                           (43,061)
   Increase (decrease) in accounts payable . . . . . . . . . . . . . .          (335,579)          (23,108)         258,000
   Increase (decrease) in accrued liabilities. . . . . . . . . . . . .           (43,832)           (5,264)         588,712
   Increase (decrease) in litigation payable . . . . . . . . . . . . .                 0                          7,750,000
   Increase (decrease) in deferred income. . . . . . . . . . . . . . .                 0           (90,344)               0
   Increase (decrease) in deferred lease payments. . . . . . . . . . .            (9,878)           (3,953)          59,294
   Decrease in deferred use tax. . . . . . . . . . . . . . . . . . . .                 0                 0          (71,031)
                                                                           --------------     --------------   --------------
Net cash used in operating activities. . . . . . . . . . . . . . . . .        (4,348,146)       (3,075,629)     (40,583,799)
                                                                           --------------     --------------   --------------
FINANCING ACTIVITIES
 Proceeds from issuance of stock - net . . . . . . . . . . . . . . . .            72,211            27,423       81,367,107
 Proceeds from borrowings. . . . . . . . . . . . . . . . . . . . . . .                                              500,000
                                                                           --------------     --------------   --------------
Net cash provided by financing activities. . . . . . . . . . . . . . .            72,211            27,423       81,867,107
                                                                           --------------     --------------   --------------
INVESTING ACTIVITIES
 Purchase of property and equipment. . . . . . . . . . . . . . . . . .          (193,700)           45,742       (8,775,101)
 Refund (payment) Interest-bearing lease deposit . . . . . . . . . . .                                             (150,000)
 Purchase of securities available-for-sale . . . . . . . . . . . . . .       (98,772,868)      (69,721,202)    (307,266,663)
 Proceeds from sale or maturity of securities available for sale . . .       104,822,120        58,444,370      283,461,384
 Patents:
  Expenditures . . . . . . . . . . . . . . . . . . . . . . . . . . . .                 0            (4,389)      (1,018,117)
  Reimbursements . . . . . . . . . . . . . . . . . . . . . . . . . . .                 0                             64,546
                                                                           --------------     --------------   --------------
Net cash used in investing activities. . . . . . . . . . . . . . . . .         5,855,552       (11,235,479)     (33,683,951)
                                                                           --------------     --------------   --------------
NET INCREASE IN CASH AND CASH EQUIVALENTS. . . . . . . . . . . . . . .         1,579,617       (14,283,685)       7,599,357

CASH AND CASH EQUIVALENTS
  AT BEGINNING OF PERIOD . . . . . . . . . . . . . . . . . . . . . . .         6,019,740        26,243,922
                                                                           --------------     --------------   --------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD . . . . . . . . . . . . . .        $7,599,357       $11,960,237       $7,599,357
                                                                           --------------     --------------   --------------
                                                                           --------------     --------------   --------------
SUPPLEMENTAL SCHEDULE OF NON-CASH
 FINANCING AND INVESTING ACTIVITIES
  Conversion of debt to common stock . . . . . . . . . . . . . . . . .                                           $  500,000
                                                                                                               --------------
                                                                                                               --------------
  Issuance of stock for patents. . . . . . . . . . . . . . . . . . . .                                           $   27,790
                                                                                                               --------------
                                                                                                               --------------

                        SEE NOTES TO FINANCIAL STATEMENTS

                               PROCYTE CORPORATION
                          (a development stage company)
                       STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (UNAUDITED)


                                                                                             Deficit
                                                                                           Accumulated
                                                        Common Stock         Additional    During the
                                                   ----------  ----------     Paid-in      Development      Unearned
                                                    Shares     Par Value      Capital        Stage        Compensation     Total
                                                   ----------  ----------  ------------- ---------------  ------------ -------------
Balance, December 31, 1995 . . . . . . . . . . . . 13,131,095   $ 131,311   $ 82,350,862   $(46,513,220)  $ (84,399)   $ 35,884,554
                                                   ----------  ----------  ------------- ---------------  ------------ -------------
Exercise of stock options:
 ($2.64 per share) January 5 to April 12 . . . . .     14,635         146         35,705                                     35,851
 ($2.53 per share) January 5 to April 12 . . . . .      7,835          78         19,744                                     19,822
 ($2.16 per share) April 1 to May 7. . . . . . . .      7,656          77         16,461                                     16,538
Hymedix Restricted Stock:                                                                                                         0
 ($2.59 per share) March 31. . . . . . . . . . . .     25,000         250         64,500                                     64,750
 ($2.59 per share) June 30 . . . . . . . . . . . .     25,000         250         64,500                                     64,750
Amortization of unearned compensation. . . . . . .                                                           21,505          21,505
Net loss . . . . . . . . . . . . . . . . . . . . .                                           (3,470,039)                 (3,470,039)
                                                   ----------  ----------  ------------- ---------------  ------------ -------------
Balance, June 30, 1996 . . . . . . . . . . . . . . 13,211,221     132,112     82,551,772    (49,983,259)    (62,894)     32,637,731
                                                   ----------  ----------  ------------- ---------------  ------------ -------------
                                                   ----------  ----------  ------------- ---------------  ------------ -------------

                        SEE NOTES TO FINANCIAL STATEMENTS

                                 PROCYTE CORPORATION
                            (a development stage company)
                      NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

1.  BASIS OF PRESENTATION

    The accompanying unaudited Financial Statements of ProCyte Corporation (the "Company") as of June 30, 1996 and December 31, 1995, and for the three and six-month periods ended June 30, 1996 and 1995, have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Pursuant to such rules and regulations, the Financial Statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Accordingly, this financial information should be read in conjunction with the complete Financial Statements, including the notes thereto and the auditors' opinion, which are included in the Company's Annual Report, incorporated by reference on Form 10-K, for the year ended December 31, 1995. In the opinion of management, all material adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Interim results are not necessarily indicative of the results that may be expected for the year ending December 31, 1996.

2.  INVESTMENTS

    At June 30, 1996, the Company's investments consist entirely of U.S. Treasury bills and notes which are classified as "available for sale." The amortized cost and estimated market value for investments maturing in one year or less is $11,234,423, and those maturing in one through five years is $12,613,124. There were no gross unrealized gains or losses at June 30, 1996, and realized losses from sales of investments in the three and six-month periods ended June 30, 1996 were $203,292 and $160,979, respectively.

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

    Under the terms of the agreement with Hymedix, the Company is obligated to pay certain upfront, milestone and royalty payments. The Company's November 1995 upfront payment included 200,000 shares of the Company's common stock, releasable over a two-year period in four equal segments of 50,000 shares each, unless Hymedix has materially breached the agreement or the Company has terminated the agreement. The stock is subject to SEC Rule 144 restrictions and has piggyback registration rights for a limited period of time. The Company may terminate the agreement at any time upon sixty days' written notice.

    During the three-month period ended March 31, 1996, and pursuant to the agreement, the Company paid $150,000 to Hymedix for the 1996 research and development program related to the licensed technology. During second quarter 1996, the Company released 50,000 shares of the Company's common stock to Hymedix, and on July 3, 1996 paid Hymedix a milestone payment of $500,000 due under the terms of the agreement.

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

    Pursuant to the terms of the agreement with Kissei, the Company will manufacture Kissei's requirements for the Iamin-Registered Trademark- compound for Kissei's product development and for Kissei's clinical trials for the first approved use of the Iamin-Registered Trademark- compound in Japan. In addition, Kissei is responsible for making certain research and development, milestone and royalty payments to the Company subject to the terms of the agreement. In January 1996, Kissei paid the Company a $900,000 milestone payment due under the agreement. Kissei may terminate the agreement at any time upon sixty days' written notice.

KAKEN PHARMACEUTICAL CO., LTD.
    On January 31, 1996, the Company's license agreement with Kaken Pharmaceutical Co., Ltd. ("Kaken"), for development of the Company's peptide-copper hair growth technology in Asia, was terminated. As a result, ProCyte regained worldwide rights to the use of its technology for hair growth and hair loss prevention applications. Kaken satisfied all of its research and development funding obligation to ProCyte during the term of the agreement.

4.  INVENTORIES

    Inventories consist entirely of raw materials and are accounted for at the lower of cost or market.

5.  STOCKHOLDERS' EQUITY

    Information relating to stock options granted, exercised, canceled and currently exercisable is as follows:
                                          Shares subject     Option price
                                             To option           Range
                                             ---------           -----
         Balance, January 1, 1995           1,412,710        $.09 - $11.88
              Granted                         428,500                $2.94
              Exercised                       203,880        $.09 -  $2.16
              Canceled                         98,812        $.86 - $11.25
                                             ---------
         Balance, June 30, 1995             1,538,518       $2.16 - $11.88
                                             ---------
                                             ---------

         Balance, January 1, 1996           1,536,957       $2.15 - $11.88
              Granted                          95,500       $3.02 -  $4.20
              Exercised                        30,126       $2.16 -  $2.64
              Canceled                        292,500       $2.53 - $11.88
                                             ---------
         Balance, June 30, 1996             1,309,831       $2.15 - $11.88
                                             ---------
                                             ---------

         Currently exercisable                668,696

         During the three-month period ended June 30, 1996, the Compensation Committee of the Board of Directors approved grants of incentive stock options to purchase 6,000 shares of the Company's common stock to employees of the Company. All options are subject to vesting schedules. In January 1996, an officer of the Company voluntarily and without recompense relinquished and returned to the Company under its 1989 Restated Stock Option Plan, a non-qualified stock option grant for up to 200,000 shares of ProCyte common stock, which option had been granted to him in 1992. The officer took this action to provide that more shares of common stock would be available for the Company's use in granting options to future employees of the Company.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
     FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

    The Company relies primarily on equity financings and corporate partnerships to fund its operations and capital expenditures. At June 30, 1996, the Company had cash, cash equivalents and short-term investments of approximately $31.4 million.

    The Company believes that its present capital resources and expected revenues from its existing license agreement should be sufficient to fund the Company's currently planned operations and capital needs for approximately two years. The Company's future cash requirements, however, may vary materially from those now expected because of a number of factors, including the cost to staff a dedicated sales force and cash requirements for expansion of the Company's manufacturing facility for commercialization of polymer-based wound care products.

    ProCyte's mission is to become a fully integrated healthcare products and services company through continued pursuit of its threefold strategy, which the Company implemented in 1995 in an effort to build long-term shareholder value. This strategy includes: (1) continued development of certain of the Company's proprietary family of copper-based compounds for therapeutic or other applications; (2) utilization of the Company's manufacturing facility to serve both the Company's own clinical and commercial needs as well as to address the contract manufacturing needs of selected industry clients; and (3) continued evaluation and, as appropriate, acquisitions through in-licensing or cross-licensing of technologies or products which complement the Company's wound care product focus. In addition, the Company will continue to seek corporate partners or out-licensing opportunities to develop and/or distribute certain of its technologies or products.

    In second quarter 1996, the Company had three copper-based drug candidates in clinical development. Enrollment in the Company's Phase II study of PC1358, tradenamed Tricomin-Registered Trademark- solution, was completed in first quarter 1996. The study is expected to be completed at year end 1996, and is evaluating the safety and effectiveness of the investigational compound, at varying doses versus placebo, in the treatment of early to mid stage male pattern baldness.

    In second quarter 1996, the Company completed enrollment in its Phase I/II safety and initial effectiveness study in humans of PCA, administered via retention enema, for the potential treatment of mild to moderate ulcerative colitis. The Phase I/II study of this compound, tradenamed Iamin-IB-Registered Trademark-solution, is expected to be completed in 1996.

    ProCyte presently is planning IN VITRO and/or human clinical studies or has such studies in progress in the U.S. and/or the U.K. for the continued evaluation of Iamin-Registered Trademark- gel as a potential therapeutic agent. Additionally, Kissei has indicated that it has completed its Phase I safety evaluation of the compound in Japan. Data analysis of that study is reportedly underway by Kissei.

    The Company has substantially diminished its internal efforts and resource commitment in the area of anti-viral research with certain of its proprietary compounds due to ProCyte's internal resource commitment to wound care and contract manufacturing priorities.

    ProCyte's second strategic goal in 1996 is to continue to expand the utilization of the Company's manufacturing plant by providing contract manufacturing services to select industry clientele and to service ProCyte's own product needs. The Company currently utilizes the plant for the manufacture of ProCyte's own bulk compounds for clinical or commercial use, and for the development of manufacturing processes for the Company's planned polymer-based wound care products. In the first six months of 1996, the Company also performed contract manufacturing services on behalf of outside clients. The Company expects to utilize approximately 85% of the plant's current capacity for overall manufacturing endeavors in 1996, including manufacture of its own products and product candidates and contract manufacturing services provided on behalf of clients of the plant.

    The third primary area of business focus being pursued by the Company in 1996 builds upon the Company's pioneering research expertise in the complex field of wound care and healing. In February 1996, the FDA granted ProCyte clearance to market Iamin-Registered Trademark- gel as a 510(k)-regulated medical dressing for the care and management of acute and chronic wounds, including diabetic ulcers, venous stasis ulcers, pressure sores, first and second degree burns, postoperative wounds and skin abrasions. In second quarter 1996, the Company continued to hire a dedicated sales force in support of this initial wound care product, and on July 1, 1996 ProCyte launched Iamin-Registered Trademark- Hydrating Gel in the U.S.

    ProCyte is continuing to evaluate the polymer technology to which it acquired worldwide rights, exclusive of Asia, for wound care product applications. In second quarter 1996, the Company continued to conduct marketing studies with the first of its prototype products which incorporate the polymer technology, and the Company is working to develop manufacturing methods for the first of these planned products. The Company announced on July 8, 1996 that it filed its first 510(k) pre-market notification with the FDA for clearance to market a ProCyte developed polymer-based dressing called OsmoCyte-TM- Ultra Pillow Wound Dressing.

    In 1996, ProCyte intends to explore corporate alliance relationships with companies that are capable of pursuing alternative registrations of the Company's hair technology in Asia and elsewhere, and to distribute and/or develop certain other Company compounds and/or products.

RISK FACTORS

    The entire foregoing discussion, as well as other management discussion of the Company's 1996 goals and expectations as reported in the Company's Annual Report on Form 10-K and its Annual Report to Shareholders for the year ended December 31, 1995, contain forward-looking statements. Any and all statements of goals, beliefs, intent, plans, anticipation or expectations set forth in its S.E.C. reports and other communications are forward-looking statements.

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

WOUND CARE PRODUCT DEVELOPMENT AND DISTRIBUTION

    Factors beyond the Company's control such as delays in obtaining FDA clearance to market new products, delays in product launch, the promotion and introduction of competitive products by others with larger and more established sales and marketing organizations, lack of product acceptance by the marketplace, changes in Medicare reimbursement and the impact this would have on product pricing, unexpected difficulties in scaling-up the full scale commercial manufacturing processes, obtaining suitable raw materials, and staffing the production operation, mean that there can be no assurance that the Company will be able to commercialize any of its planned wound care products in a cost-effective, timely manner, if at all.

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

    Wound care is an evolving field as far as technology, regulations, and products are concerned. The Company believes that its most substantial competition with respect to its planned wound care product line will come from established pharmaceutical and healthcare companies, which are significantly larger than the Company and have substantially greater financial resources, marketing and sales staffs, and experience in obtaining regulatory approvals, as well as in manufacturing and marketing wound care products, and have considerable experience, and established reputations, promoting to healthcare providers.

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

PATENTS AND PROPRIETARY RIGHTS

    ProCyte's success depends in part upon its ability to protect its products and technology under intellectual property laws in the Unites States and abroad. As of June 30, 1996, the Company had 16 issued United States patents expiring between 2005 and 2010, and 123 issued foreign patents and patent registrations. The patents relate to use of the Company's copper-based technology for a variety of healthcare applications, and to the composition of certain biologically active, synthesized compounds. The Company's strategy has been to apply for patent protection for certain compounds and their discovered uses that are believed to have potential commercial value in countries which offer significant market potential. The Company currently holds several registered trademarks for its product candidates.

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

OPERATING LOSSES

    The Company is engaged in the research and development of human health care products, including potential pharmaceutical agents, utilizing copper-based compounds. Such research and development has been funded from the Company's equity-derived working capital and through corporate partnerships. The Company has incurred operating losses since its inception due to financial and regulatory requirements required to support research, development and clinical studies of its proprietary technology. In particular, the Company has supported and continues to finance development of Iamin-Registered Trademark- gel for potential treatment of chronic dermal wounds, investigational PCA for potential treatment of inflammatory bowel disease, investigational PC1358 for potential treatment of hair loss conditions, and polymer-based wound care products.

    The Company expects to incur additional operating losses for a number of years until its proposed products may be approved and successfully distributed. At June 30, 1996, the Company's accumulated deficit was approximately $50.0 million.

REVENUES

    For the three and six-month periods ended June 30, 1996, ProCyte earned revenues from collaborative agreements of $230,313 and $1,375,216, and interest income of $240,997 and $785,578, respectively. This compares to collaborative agreement revenues of $709,660 and $1,286,315, and interest income of $752,760 and $1,464,147 earned in the first three and six- month periods, respectively, in 1995.

EXPENSES

    Research and development expenses for the three and six-month periods ended June 30, 1996 were $1,459,647 and $3,206,987, respectively, compared to $1,831,813 and $3,723,369 for the same periods in 1995. Expenditures during the period conform with the Company's planned expenses, relating primarily to the Company's clinical and wound care product development programs.

    General and administrative expenses for the three and six-month periods ended June 30, 1996 were $1,059,760 and $2,423,846, respectively, compared to $934,243 and $1,900,908 for the same periods in 1995. The increase was primarily related to legal and other fees incurred as a result of the Company's defense of the class action lawsuit.

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

    The tentative settlement, which is subject to court approval, is for $7.75 million, of which at least $2.5 million will be paid in cash, and which the Company has currently paid into an escrow account. The remainder of the settlement is payable, at the Company's discretion, in cash or shares of ProCyte common stock following the court's approval hearing, which is scheduled to occur on September 12, 1996. The amount, if any, of the stock portion would be dependent upon the market price of ProCyte common stock during the six-month period following final court approval of the settlement. One of the Company's insurance carriers has declined coverage with respect to $1.0 million. The Company is currently pursuing arbitration against the carrier.

    To the extent that the Company elects to issue shares of its common stock as settlement, sales of significant amounts of the shares of said stock by plaintiffs' counsel could have an adverse effect on the price on the Company's common stock.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    The Company held the annual meeting of its shareholdetrs on May 14, 1996. Two items were submitted to the shareholders for a vote. The first proposal was the election of directors from which Gordon Duncan's nomination was withdrawn. The five nominated directors were re-elected to serve until the next annual meeting of the shareholders or until their successors are elected and qualified. The vote for each such director was as follows:

         DIRECTOR                    FOR              WITHHOLD
         Joseph Ashley            11,345,546          690,936
         Jules Blake, Ph.D.       11,346,468          690,014
         Robert E. Patterson      11,353,382          683,100
         William M. Sullivan      11,352,818          683,664
         Thomas E. Tierney        11,352,568          683,914

    The second proposal, to amend the Company's Restated Articles of Incorporation to provide for a classified Board of Directors, did not receive the required approval of a majority of the then outstanding shares entitled to vote. 5,109,350 shares voted for the proposal, 1,197,008 shares voted against, and 72,538 shares abstained. The remaining 5,657,586 shares which were present at the meeting were broker non-votes which could not be cast with respect to the proposal.

ITEM 5.  OTHER INFORMATION

    On July 23, 1996, the Board of Directors accepted the voluntary resignation of David Fulle as Vice President, Manufacturing Operations and elected John Young to the position.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a)  Exhibits - None.
    (b)  Reports on Form 8-K - None.

                                      SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      PROCYTE CORPORATION
                                         (REGISTRANT)

Date:    August 2, 1996           By   /s/Joseph Ashley
                                      -------------------------------
                                           Joseph Ashley
                                      Chairman, President and C.E.O.

Date:    August 2, 1996           By:  /s/Robert MacDonald
                                      -------------------------------
                                           Robert MacDonald
                                      Principal Accounting Officer