Form 10-Q
period 1996-09-30
PROCYTE CORP /WA/
filed 1996-11-14
CIK 856072

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549



                                   FORM 10-Q



             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934.


                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996

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

                             Yes {X}     No{ }


As of November 8, 1996, there were issued and outstanding 13,363,758 shares of common stock, par value $.01 per share.

                              PROCYTE CORPORATION

                                    INDEX



PART I    FINANCIAL INFORMATION                                         PAGE NO.

          Item 1.   Financial Statements (unaudited)
                    Balance Sheet-
                         As of September 30, 1996 and
                         December 31, 1995                                   3

                         Statements of Operations -
                         Three and nine months ended
                         September 30, 1996 and 1995                         4

                         Statements of Cash Flows
                         For nine months ended
                         September 30, 1996 and 1995                         5

                         Statements of Stockholders' Equity                  6

                         Notes to Financial Statements                       7

          Item 2.   Management's Discussion and
                    Analysis of Financial Condition and
                         Results of Operations                               9


PART II   OTHER INFORMATION
          Item 1.   Legal Proceedings                                       16
             Item 4.   Submission of Matters to a Vote of Security Holders  16
             Item 5.   Other Information                                    16
             Item 6.   Exhibits and Reports on Form 8-K                     17



SIGNATURES                                                                  17

EXHIBIT INDEX                                                               17

Part I  -  FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
                                  PROCYTE CORPORATION
                             (a development stage company)
                                    BALANCE SHEETS

                                                                  September 30,    December 31,
                                                                      1996             1995
                                                                 ---------------  ---------------
                                                                   (unaudited)
                                                                 ---------------  ---------------
ASSETS
CURRENT ASSETS
Cash and cash equivalents..................................       $  4,374,727     $  6,019,740
Cash in escrow.............................................          2,500,000                0
Securities available for sale .............................         23,728,335       30,057,780
Insurance claim receivable.................................          1,000,000        3,000,000
Inventories................................................            557,828                0
Other......................................................            523,400          477,116
                                                                 ---------------  ---------------
  Total current assets.....................................         32,684,290       39,554,636

PROPERTY AND EQUIPMENT, at cost
Equipment..................................................          3,729,508        3,328,829
Leasehold improvements.....................................          5,097,833        5,097,833
Less accumulated depreciation and amortization.............         (3,722,044)      (3,244,799)
                                                                 ---------------  ---------------
  Property and equipment, net..............................          5,105,297        5,181,863

PATENTS, at cost...........................................            290,930          290,930
Less accumulated amortization..............................           (105,270)         (93,270)
                                                                 ---------------  ---------------
  Patents, net.............................................            185,660          197,660

OTHER......................................................          1,291,443          159,399
                                                                 ---------------  ---------------
TOTAL ASSETS...............................................      $  39,266,690    $  45,093,558
                                                                 ---------------  ---------------
                                                                 ---------------  ---------------
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable...........................................      $     469,590    $     678,698
Accrued liabilities........................................            536,008          687,452
Payable to stockholders for settlement of litigation.......          7,750,000        7,750,000
                                                                 ---------------  ---------------
  Total current liabilities................................          8,755,598        9,116,150

DEFERRED LEASE PAYMENTS....................................             54,355           69,172
DEFERRED STATE SALES TAXES.................................             23,682           23,682

COMMITMENTS

STOCKHOLDERS' EQUITY
Preferred stock $.01 par value:  2,000,000 shares
   authorized; no shares issued or outstanding.............
Common stock $.01 par value: 30,000,000 shares
   authorized; shares issued and outstanding 13,358,758
   - September 30, 1996 and 13,318,495 -
   December 31, 1995.......................................            132,464          131,311
Additional paid-in capital.................................         82,638,437       82,350,862
Deficit accumulated during the development stage...........        (52,282,077)     (46,513,220)
Unearned compensation......................................            (55,769)         (84,399)
                                                                 ---------------  ---------------
   Total stockholders' equity..............................         30,433,055       35,884,554
                                                                 ---------------  ---------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY.................      $  39,266,690    $  45,093,558
                                                                 ---------------  --------------
                                                                 ---------------  --------------

                       SEE NOTES TO FINANCIAL STATEMENTS

                                                       PROCYTE CORPORATION
                                                   (A DEVELOPMENT STAGE COMPANY)
                                                      STATEMENTS OF OPERATIONS
                                                          (unaudited)

                                                                                                                   January 1,
                                                                                                                      1985
                                                                                                                  (predecessor
                                           Three months ended September 30,    Nine months ended September 30,    inception) to
                                           --------------------------------    -------------------------------    September 30,
                                                1996              1995             1996               1995            1996
                                           ---------------   --------------    --------------   --------------   ---------------
REVENUES
Product revenues.......................      $   14,153                            $   14,153                       $    14,153
Research and development
  revenues under collaborative
  agreements...........................          88,722            250,000            563,938       1,536,315         8,470,485
License fees...........................               0                  0            900,000                         1,500,000
Interest income........................         437,375            434,382          1,222,954       1,898,529         8,258,755
Other .................................                                                                                 697,764
                                            -----------        -----------        -----------     -----------      ------------
Total revenues.........................         540,250            684,382          2,701,045       3,434,844        18,941,157
                                            -----------        -----------        -----------     -----------      ------------

COSTS AND EXPENSES
Cost of product sales                             6,532                                 6,532                             6,532
Research and
  development..........................       1,701,652          1,095,982          4,908,639       4,819,351        48,048,997
 Litigation settlement.................                                                                               4,750,000
 General & administrative..............       1,130,885            968,930          3,554,731       2,869,838        18,420,493
                                            -----------        -----------        -----------     -----------      ------------
Total costs and  expenses..............       2,832,537          2,064,912          8,463,370       7,689,189        71,219,490
                                            -----------        -----------        -----------     -----------      ------------
NET LOSS...............................     $(2,298,819)       $(1,380,530)       $(5,768,857)    $(4,254,345)     $(52,284,865)
                                            -----------        -----------        -----------     -----------      ------------
                                            -----------        -----------        -----------     -----------      ------------

NET LOSS PER
  COMMON SHARE.........................        $  (0.17)          $  (0.11)          $  (0.44)       $  (0.32)         $  (6.94)
                                            -----------        -----------        -----------     -----------      ------------
                                            -----------        -----------        -----------     -----------      ------------

Weighted average number of
  common shares used in computing
  net loss per common share............      13,225,773         13,118,495         13,191,941      13,083,800         7,533,964
                                            -----------        -----------        -----------     -----------      ------------
                                            -----------        -----------        -----------     -----------      ------------


                       SEE NOTES TO FINANCIAL STATEMENTS

                                                     PROCYTE CORPORATION
                                                 (a development stage company)
                                                   STATEMENTS OF CASH FLOWS
                                                         (unaudited)

                                                                                                                    January 1,
                                                                                                                       1985
                                                                                                                   (predecessor
                                                                       Nine months ended September 30,             inception) to
                                                                   -------------------------------------           September 30,
OPERATING ACTIVITIES                                                     1996                  1995                    1996
                                                                   -----------------   --------------------   ---------------------
Net Loss                                                                ($5,768,857)          ($4,254,345)            $(52,284,865)
 Adjustments to reconcile net loss
  to net cash used in operating activities:
   Depreciation....................................................         477,245               586,084                3,972,714
   Patent expense..................................................          12,000                45,000                  782,929
   Amortization of discount on marketable securities...............                                                        (15,625)
   (Gain) loss on sale of securities available for sale............         137,074              (238,010)                 (50,550)
   Stock grants and Restricted Stock grants........................         194,250                                        267,971
   Compensation expense on stock options...........................          28,630                55,257                  684,369
   Changes in assets and liabilities:
    (Increase) decrease in inventories.............................        (557,828)                                      (557,828)
    (Increase) decrease in other current assets....................         (46,284)              (43,581)                (523,403)
    (Increase) decrease in insurance receivable....................       2,000,000                     0               (1,000,000)
    (Increase) decrease in escrowed cash...........................      (2,500,000)                    0               (2,500,000)
    (Increase) decrease in deferred offering expenses..............               0
    (Increase) decrease in other assets............................      (1,132,044)                                    (1,141,443)
     Increase (decrease) in accounts payable.......................        (209,108)              (32,988)                 384,471
     Increase (decrease) in accrued liabilities....................        (151,444)             (517,012)                 481,100
     Increase (decrease) in litigation payable.....................               0                                      7,750,000
     Increase (decrease) in deferred income........................               0              (340,344)                       0
     Increase (decrease) in deferred lease payments................         (14,817)               (8,892)                  54,355
     Decrease in deferred use tax..................................               0                     0                  (71,031)
                                                                   -----------------   --------------------   ---------------------
Net cash used in operating activities..............................      (7,531,183)           (4,748,831)             (43,766,836)
                                                                   -----------------   --------------------   ---------------------
FINANCING ACTIVITIES
  Proceeds from issuance of stock - net............................          94,478                27,423               81,389,374
  Proceeds from borrowings.........................................                                                        500,000
                                                                   -----------------   --------------------   ---------------------
Net cash provided by financing activities..........................          94,478                27,423               81,889,374
                                                                   -----------------   --------------------   ---------------------
INVESTING ACTIVITIES
 Purchase of property and equipment................................        (400,679)               36,210               (8,982,080)
 Refund (payment) Interest-bearing lease deposit...................                                                       (150,000)
 Purchase of securities available-for-sale.........................    (135,794,265)         (127,464,452)            (344,288,060)
 Proceeds from sale or maturity of securities available for sale...     141,986,636           117,824,183              320,625,900
 Patents:
  Expenditures.....................................................               0               (29,351)              (1,018,117)
  Reimbursements...................................................               0                                         64,546
                                                                   -----------------   --------------------   ---------------------
Net cash used in investing activities..............................       5,791,692            (9,633,410)             (33,747,811)
                                                                   -----------------   --------------------   ---------------------
NET INCREASE  IN CASH AND CASH EQUIVALENTS.........................      (1,645,013)          (14,354,818)               4,374,727
CASH AND CASH EQUIVALENTS
      AT BEGINNING OF PERIOD.......................................       6,019,740            26,243,922
                                                                   -----------------   --------------------   ---------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD.........................      $4,374,727           $11,889,104               $4,374,727
                                                                   -----------------   --------------------   ---------------------
                                                                   -----------------   --------------------   ---------------------
SUPPLEMENTAL SCHEDULE OF NON-CASH
  FINANCING AND INVESTING ACTIVITIES
   Conversion of debt to common stock..............................                                                 $     500,000
                                                                                                              ---------------------
                                                                                                              ---------------------
   Issuance of stock for patents...................................                                                $       27,790
                                                                                                              ---------------------
                                                                                                              ---------------------

                 SEE NOTES TO FINANCIAL STATEMENTS

                               PROCYTE CORPORATION
                          (a development stage company)
                       STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (unaudited)


                                                                                            Deficit
                                                                                          Accumulated
                                                        Common Stock         Additional    During the
                                                  ----------   ----------     Paid-in     Development    Unearned
                                                    Shares      Par Value     Capital        Stage      Compensation       Total
                                                  ----------   ----------  ------------  ------------   ------------   -------------
Balance, December 31, 1995....................... 13,131,095   $ 131,311   $ 82,350,862  (46,513,220)      (84,399)    $ 35,884,554
                                                  ----------   ----------  ------------  ------------   ------------   -------------
Exercise of stock options:
  ($2.64 per share) January 5 to April 12 .......     14,635         146         35,705                                      35,851
  ($2.53 per share) January 5 to September 6.....      8,836          88         22,267                                      22,355
  ($2.16 per share) April 1 to September 15......     16,792         169         36,103                                      36,272
Hymedix Restricted Stock:
 ($2.59 per share) March 31......................     25,000         250         64,500                                      64,750
 ($2.59 per share) June 30.......................     25,000         250         64,500                                      64,750
 ($2.59 per share) September 30..................     25,000         250         64,500                                      64,750
Amortization of unearned compensation............                                                           28,630           28,630
Net loss.........................................                                         (5,768,857)                    (5,768,857)
                                                  ----------   ----------  ------------  ------------   ------------   -------------
Balance, September 30, 1996...................... 13,246,358     132,464     82,638,437  (52,282,077)      (55,769)      30,433,055
                                                  ----------   ----------  ------------  ------------   ------------   -------------
                                                  ----------   ----------  ------------  ------------   ------------   -------------



                         SEE NOTES TO FINANCIAL STATEMENTS

                               PROCYTE CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

1.   BASIS OF PRESENTATION

     The accompanying unaudited Financial Statements of ProCyte Corporation ("ProCyte" or the "Company") as of September 30, 1996 and December 31, 1995, and for the three and nine-month periods ended September 30, 1996 and 1995, have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Pursuant to such rules and regulations, the Financial Statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Accordingly, this financial information should be read in conjunction with the complete Financial Statements, including the notes thereto and the auditors' opinion, which are included in the Company's Annual Report, incorporated by reference on Form 10-K, for the year ended December 31, 1995.
In the opinion of management, all material adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Interim results are not necessarily indicative of the results that may be expected for the year ending December 31, 1996.

2.   INVESTMENTS

     At September 30, 1996, the Company's investments consist entirely of U.S. Treasury bills and notes which are classified as "available for sale." The amortized cost and estimated market value for investments maturing in one year or less is $11,150,724, and those maturing in one through five years is $12,577,611. There were no gross unrealized gains or losses at September 30, 1996, and realized gains and losses from sales of investments in the three and nine-month periods ended September 30, 1996 were $23,905 and $(137,074), respectively.

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

4.   INVENTORIES

     Inventories consist of raw materials, work in process and finished goods, and are accounted for at the lower of cost or market.

5.   STOCKHOLDERS' EQUITY

     Information relating to stock options granted, exercised, canceled and currently exercisable is as follows:
                                          Shares subject    Option price
                                             to option          range
                                             ---------          -----

          Balance, January 1, 1995           1,412,710       $.09 - $11.88
               Granted                         428,500               $2.94
               Exercised                       203,880       $.09 -  $2.16
               Canceled                         98,812       $.86 - $11.25
                                             ---------
          Balance, Sept. 30, 1995            1,538,518


          Balance, January 1, 1996           1,536,957      $2.15 - $11.88
               Granted                         390,000      $2.78 -  $4.20
               Exercised                        40,263      $2.16 -  $2.64
               Canceled                        301,843      $2.53 - $11.88
                                             ---------
          Balance, Sept. 30, 1996            1,584,861

          Currently exercisable                696,225
                                               -------


     During the three-month period ended September 30, 1996, the Compensation Committee of the Board of Directors approved grants of incentive stock options to purchase an aggregate of 44,500 shares of the Company's common stock to employees of the Company. All options are subject to vesting schedules. In addition, the Compensation Committee approved grants of incentive and non-qualified stock options to Mr. Jack Clifford, the newly appointed president and chief executive officer, as part of his total compensation plan. Mr. Clifford was granted an incentive stock option to purchase 105,633 shares of the Company's common stock, and a non-qualified stock option to purchase 44,367 shares of the Company's common stock under the terms of the Company's 1989 Restated Stock Option Plan, and a non-qualified stock option to purchase 100,000 shares of the Company's common stock under the Company's newly adopted 1996 Stock Option Plan, which is subject to shareholder approval at the next meeting of the shareholders.

     During the three-month period ended September 30, 1996, the Compensation Committee of the Board of Directors also approved certain amendments to the Company's 1991 Restated Stock Option Plan for Non-Employee Directors. Pursuant to one of these amendments, two non-employee directors each received a grant of non-qualified stock options to purchase 6,000 shares of the Company's common stock. The plan amendments and the grants of options to the non-employee directors are subject to shareholder approval at the next meeting of the Company's shareholders.


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

     The Company relies primarily on equity financings and corporate partnerships to fund its operations and capital expenditures. At September 30, 1996, the Company had cash, cash equivalents and short-term investments of approximately $28.1 million.

     The Company believes that its present capital resources and expected revenues from its product sales, and existing license and contract manufacturing agreements should be sufficient to fund the Company's currently planned operations and capital needs for approximately two years. The Company's future cash requirements, however, may vary materially from those now expected because of a number of factors, including the cost to staff a dedicated sales force and cash requirements for expansion of the Company's manufacturing facility for commercialization of polymer-based wound care products.

     ProCyte's mission is to become a fully integrated healthcare products and services company through continued pursuit of its threefold strategy, which the Company implemented in 1995 in an effort to build long-term shareholder value. This strategy includes: (1) development of certain of the Company's proprietary family of copper-based compounds for therapeutic or other applications; (2) utilization of the Company's manufacturing facility to serve both the Company's own clinical and commercial needs as well as to address the contract manufacturing needs of selected industry clients; and (3) continued development of prezatide copper acetate ("PCA")-containing and polymer-based wound dressings, and, if appropriate, evaluation and acquisition through in-licensing or cross-licensing of technologies or products which complement the Company's wound care product focus. In addition, the Company continues to seek corporate partners or out-licensing opportunities to develop and/or distribute certain of its technologies or products.

     During third quarter 1996, the Company had three copper-based drug candidates in clinical development. Enrollment in the Company's Phase II study of investigational PC1358, tradenamed Tricomin-Registered Trademark- solution, was completed in first quarter 1996. The treatment and evaluation phase of the study is continuing.

     The Company's Phase I/II safety and initial effectiveness study of PCA in humans, administered via retention enema, for the potential treatment of mild to moderate ulcerative colitis, was completed during third quarter 1996. The results of this early-stage study, which was designed to measure the effect of the experimental therapy versus placebo in affecting remission and symptomatic improvement, showed that the investigational compound, tradenamed Iamin-IB-Registered Trademark- solution, provided statistically significant findings regarding the number of patients who experienced overall symptom improvement in the high drug dose group (1.0% PCA) versus placebo. Patients in the 1.0% PCA group had a two-fold improvement in reduction of disease activity as compared to the placebo group. Additionally, patients in the 1.0% PCA treatment group experienced no worsening of symptoms as was reported for the low dose (0.1%) and placebo groups. The rate of remission was slightly improved for the 1.0% PCA treated group, but this rate was not statistically significant. The Company is investigating partnership or licensing opportunities for any further development of this application of its technology in order to focus resources on its wound care product development.

     ProCyte initiated a Phase II study of PCA in the UK during third quarter 1996. In this clinical study, the compound will be tested against standard compression wrap in the treatment of venous stasis ulcers. Additionally, Kissei has placed an order for quantities of PCA bulk compound for its planned Phase II testing in Japan, which is expected to commence in 1997.

     The Company has diminished its internal efforts and resource commitment in the area of anti-viral research with certain of its proprietary compounds due to ProCyte's internal resource commitment to wound care product commercialization and contract manufacturing priorities.

     ProCyte's second strategic goal in 1996 is to continue to expand the utilization of the Company's manufacturing plant by providing contract manufacturing services to select industry clientele and to service ProCyte's own product needs. The Company currently utilizes the plant for the manufacture of ProCyte's own bulk compounds for clinical or commercial use, and for the development of manufacturing processes for the Company's planned polymer-based wound care products. In the first nine months of 1996, the Company also performed contract manufacturing services on behalf of outside clients. The Company expects to utilize approximately 85% of the plant's current capacity for overall manufacturing endeavors in 1996, including manufacture of its own products and product candidates and contract manufacturing services provided on behalf of clients of the plant.

     The third primary business strategy being pursued by the Company in 1996 builds upon the Company's pioneering research expertise in the complex field of wound care and healing. In February 1996, the FDA granted ProCyte clearance to market Iamin-Registered Trademark- Hydrating Gel as a 510(k)-regulated medical dressing for the care and management of acute and chronic wounds, including diabetic ulcers, venous stasis ulcers, pressure sores, first and second degree burns, postoperative incisions and skin abrasions. The product was launched in the U.S. in July 1996.

     ProCyte is continuing to evaluate the polymer technology to which it acquired worldwide rights, exclusive of Asia, for wound care product applications. In third quarter 1996, the Company continued to conduct marketing studies with several of its prototype products which incorporate the polymer and/or PCA technology, and the Company is working to develop manufacturing methods for the first of these planned products. The Company announced in July 1996, that it had filed its first 510(k) pre-market notification with the FDA for clearance to market a ProCyte developed polymer-based dressing called OsmoCyte-TM- Pillow Wound Dressing.

     ProCyte intends to continue to explore corporate alliance relationships with companies that are capable of pursuing alternative commercialization strategies of the Company's skin health and hair technologies in Asia and elsewhere, and to distribute and/or develop certain other Company compounds and/or products.


RISK FACTORS

     The entire discussion in this report, as well as other management discussion of the Company's goals and expectations as reported in the Company's Annual Report on Form 10-K and its Annual Report to Shareholders for the year ended December 31, 1995, contain forward-looking statements. Any and all statements of goals, beliefs, intent, plans, anticipation or expectations set forth in its SEC reports and other communications may be forward-looking statements.

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

     There can be no assurance that the Company will be successful in attracting or retaining corporate alliances on terms favorable to the Company, whether for the Company's hair or IBD technology or otherwise, or that the interests and motivations of any corporate partner or licensee would be or remain consistent with those of the Company, or that such partners or licensees would successfully perform the technology transfer, clinical development, regulatory compliance, manufacturing, marketing or other obligations. Suspension or termination of agreements with the Company's current or future partners or licensees could have a material adverse effect on the development of the Company's proposed products and could materially adversely effect the Company's financial position.

CLINICAL AND COMMERCIAL DEVELOPMENT OF NOVEL COMPOUNDS

     There can be no assurance that the Company will commence, continue or successfully complete preclinical or clinical testing or commercial development, including commercial-scale manufacturing and market launch of any of the product candidates identified above, or that, if successfully developed, such product candidates would be cleared by the FDA for sale in the United States or by comparable regulatory authorities for sale in other countries. Approval of a product for marketing in one country does not ensure approval for marketing in other countries. Launch of a product does not ensure market acceptance. The results of Phase I, Phase II or Phase III studies are not necessarily indicative of efficacy or safety of a commercial product for human use.

CONTRACT MANUFACTURING

     Given the risks and uncertain timelines associated with pharmaceutical and biotechnology products being developed, tested, reviewed or sold by clients of the manufacturing facility, the Company will be required to strive to maintain sufficient clientele to counter the effect that regulatory delays, product failures, product recalls, and other such circumstances may have on its contract manufacturing capabilities and revenues. Also, such factors as unexpected or unsuccessful plant audits or regulatory inspections, the potential impact of adverse weather conditions on plant operations, the decision of a client to manufacture its own products or have them manufactured elsewhere, inability or failure to manufacture a product to established product specifications, market acceptance of clients' products, and competition, mean there can be no assurance that the Company will be successful in its contract manufacturing endeavors.

WOUND CARE PRODUCT DEVELOPMENT AND DISTRIBUTION

     Factors beyond the Company's control, such as delays in obtaining FDA clearance to market new products, delays in product launch, the promotion and introduction of competitive products by others with larger and more established sales and marketing organizations and distribution networks, lack of product acceptance by the marketplace, changes in Medicare reimbursement and the impact this would have on product pricing, unexpected difficulties in scaling-up the full scale commercial manufacturing processes, obtaining suitable raw materials, and staffing the production operation, mean that there can be no assurance that the Company will be able to commercialize any of its planned wound care products in a cost-effective, timely manner, if at all.

COMPETITION

     Competition in the Company's planned area of initial product launch, wound care, is particularly intense, involving a number of well-established, major pharmaceutical and healthcare companies, such as Bristol Myers Squibb, Kendall Healthcare Company, Johnson & Johnson, and others. A significant number of smaller companies as well are developing or marketing competitive wound care products, some of which may have an entirely different approach than products being developed by the Company.

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

PATENTS AND PROPRIETARY RIGHTS

     ProCyte's success depends in part upon its ability to protect its products and technology under intellectual property laws in the Unites States and abroad. As of September 30, 1996, the Company had 18 issued United States patents expiring between 2005 and 2010, and 123 issued foreign patents and patent registrations. The patents relate to use of the Company's copper-based technology for a variety of healthcare applications, and to the composition of certain biologically active, synthesized compounds. The Company's strategy has been to apply for patent protection for certain compounds and their discovered uses that are believed to have potential commercial value in countries which offer significant market potential. The Company currently holds several registered trademarks for its product candidates.

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

     The Company also intends to rely on its unpatented proprietary know-how, and there can be no assurance that others will not develop or acquire equivalent proprietary information. To the extent that corporate partners or consultants apply technological information independently developed by them or by others to Company projects or apply Company technology or know-how to other projects, disputes may arise as to the ownership of proprietary rights to such information.

     The Company may elect to abandon or license certain patents for specific applications of its technologies, or in countries where it feels that the expense of patent filing and maintenance exceeds the market opportunity. If the Company does not correctly evaluate the potential market of any such applications or the market opportunities in any such countries, such actions could cause the Company to forego significant future revenue and could have a material adverse effect on the financial condition of the Company.

OPERATING LOSSES

     The Company is engaged in the research and development of human health care products, including potential pharmaceutical agents, utilizing copper-containing and polymer-based compounds. Such research and development has been funded from the Company's equity-derived working capital and through corporate partnerships. The Company has incurred operating losses since its inception due to financial and regulatory requirements required to support research, development and clinical studies of its proprietary technology. In particular, the Company has supported and continues to finance development of Iamin-Registered Trademark-gel for potential treatment of chronic dermal wounds, investigational prezatide copper acetate ("PCA") for potential treatment of inflammatory bowel disease, investigational PC1358 for potential treatment of hair loss conditions, and polymer-based wound care products.

     The Company expects to incur additional operating losses for a number of years until its proposed products may be approved and successfully distributed. At September 30, 1996, the Company's accumulated deficit was approximately $52.3 million.

REVENUES

     For the three and nine-month periods ended September 30, 1996, ProCyte earned revenues from product sales, contract manufacturing and collaborative agreements of $102,875 and $1,478,091, and interest income of $437,375 and $1,222,954, respectively. This compares to collaborative agreement revenues alone of $250,000 and $1,536,315, and interest income of $434,382 and $1,898,529 earned in the first three and nine-month periods, respectively, in 1995. The decrease in revenues from the year ago period was primarily as a result of contract manufacturing product release schedules, which are expected to occur in the fourth quarter of

1996.

EXPENSES

     Research and development expenses for the three and nine-month periods ended September 30, 1996 were $1,708,184 and $4,915,171, respectively, compared to $1,095,982 and $4,819,351 for the same periods in 1995. Expenditures during the period conform with the Company's planned expenses, relating primarily to the Company's clinical and wound care product development programs.

     General and administrative expenses for the three and nine-month periods ended September 30, 1996 were $1,130,885 and $3,554,731, respectively, compared to $968,930 and $2,869,838 for the same periods in 1995. The increase was primarily related to sales force staffing expenses and one-time legal and other fees incurred as a result of the Company's defense and settlement of the class action lawsuit, and the related arbitration proceedings pending against two of the Company's insurance providers.

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

     The settlement, which was for $7.75 million, received court approval on September 12, 1996. The court directed that approximately $2.7 million of the settlement fund be paid to the plaintiffs' counsel for their fees and to reimburse their expenses. On October 22, 1996 the Company paid the $5.25 million balance owing the settlement fund with cash, rather than shares of the Company's common stock. ProCyte and one of its insurance carriers had already paid $2.5 million of the settlement in June 1996. Two other carriers have declined coverage, one with respect to $1.0 million, and the other with respect to $2.0 million. Arbitration proceedings are pending against both carriers.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

ITEM 5.   OTHER INFORMATION

     On July 23, 1996, the Board of Directors appointed John F. "Jack" Clifford as president and chief executive officer, in place of Joseph Ashley who remains a consultant to the

Company and chairman of the board.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits filed as part of this report are listed in the accompanying
          Exhibit Index.

     (b) There were no reports on From 8-K for the quarter ended September 30, 1996.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         PROCYTE CORPORATION
                                            (REGISTRANT)

Date:     November 8, 1996         By       /s/Jack Clifford
                                       -------------------------------------
                                              Jack Clifford
                                       President and Chief Executive Officer

Date:     November 8, 1996         By:      /s/Robert MacDonald
                                       -------------------------------------
                                              Robert MacDonald
                                         Principal Accounting Officer



                                 EXHIBIT INDEX

Exhibit              Description                                           Note
-------------------------------------------------------------------------------
10.3 ProCyte Corporation 1991 Stock Option Plan for Non-employee Directors, amended
10.21    ProCyte Corporation 1996 Stock Option Plan
10.22    Consulting Agreement for Mr. Ashley
27.1     Financial Data Schedule