Form 10-K405
period 1996-12-31
PROCYTE CORP /WA/
filed 1997-03-31
CIK 856072

                   UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                                   WASHINGTON, D.C.   20549

                                      FORM 10-K

         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND
                                EXCHANGE ACT OF 1934

   For the fiscal year ended December 31, 1996 Commission file number 0-18044

                                 PROCYTE CORPORATION
                (exact name of registrant as specified in its charter)

                                                              91-1307460
      Washington                                            (I.R.S. Employer
(State of incorporation)                                  Identification No.)


12040-115th Avenue N.E., Suite 210, Kirkland, WA              98034-6900
(Address of principal executive offices)                      (Zip code)

Registrant's telephone number, including area code          (206) 820-4548


Securities registered pursuant to Section 12(b) of the Act       None

Securities registered pursuant to the Section 12(g)          Common Stock,
  of the Act:                                          par value $.01 per share


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days.

             Yes  X                          No
                ----                            ----

Indicate by check mark if disclosure of delinquency filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K {X}.

As of March 26, 1997, there were issued and outstanding 13,381,625 shares of common stock, par value $.01 per share.

The aggregate market value of common stock held by non-affiliates as of March 26, 1997 was $26,763,250, based upon the average of the closing high and low prices of such stock as reported by the Nasdaq Stock Market.

                         DOCUMENTS INCORPORATED BY REFERENCE

Parts of the following documents are incorporated by reference in Parts I, II, III and IV of this Form 10-K report (1) the Proxy Statement for the Registrant's 1997 Annual Meeting of Shareholders scheduled to be held May 15, 1997, and (2) the Registrant's Annual Report to Shareholders for the fiscal year ended December 31, 1996.

                                 ProCyte Corporation
                                    1996 Form 10-K
                                  TABLE OF CONTENTS
                                                                     Page
Part I
    Item 1: Business.................................................... 1

    Item 2: Properties..................................................11

    Item 3: Legal Proceedings...........................................11

    Item 4: Submission of Matters to a Vote of Security Holders.........11

Part II

    Item 5: Market for the Company's Common Stock and Related
            Shareholder Matters.........................................11

    Item 6: Selected Financial Data.....................................11

    Item 7: Management's Discussion and Analysis of Financial Condition
            and Results of Operations...................................12

    Item 8: Financial Statements........................................12

    Item 9: Changes in and Disagreements with Accountants...............12

Part III

    Item 10: Directors and Executive Officers of the Company............12

    Item 11: Executive Compensation.....................................12

    Item 12: Security Ownership of Certain Beneficial Owners............12

    Item 13: Certain Relationships and Related Transactions.............12

Part IV

    Item 14: Exhibits, Financial Statements Schedules, and Reports
             on Form 8-K................................................12

                                        PART I

ITEM 1:  BUSINESS

    Certain of the information required by this Part is incorporated by reference to the information under the caption "Management's Discussion and Analysis of Financial Conditions and Results of Operations" on pages 10-14 of the Registrant's 1996 Annual Report to Shareholders.

Introduction

    ProCyte Corporation ("ProCyte" or the "Company") continued its important restructuring in 1996 - building upon the Company's technology strengths and seeking to build near-term revenue opportunities. The Company's primary objectives set into motion in 1995 continued to serve as fundamental elements in the Company's positioning for future growth.

    ProCyte's mission is to provide innovative, user-responsive and cost effective wound care products - a growing segment of disease management that has long been underserved. To accomplish this objective, the Company continued to build on its technical foundation that features two unique technologies - copper peptide compounds and polymers.

    In February 1996, ProCyte received clearance under the United States Food and Drug Administration's ("FDA") 510(k) Class I medical device regulations to market Iamin-Registered Trademark- Hydrating Gel for the care and management of acute and chronic wounds. U.S. product launch occurred in late July 1996.

    A related product, Iamin-Registered Trademark--Vet Skin Care Gel, was introduced to the veterinary wound care market during the year, and is used to treat dermatological disorders and acute and chronic wounds in large and small animals.

    Kissei Pharmaceutical Co., Ltd., ProCyte's former partner in Japan, China, Taiwan and Korea for the development of the Iamin-Registered Trademark-compound, successfully completed its Phase I study in Japan during the year. On March 7, 1997, the Company received notice from Kissei that it intends to terminate the license agreement, in large part because the Iamin-Registered Trademark- compound was cleared to be marketed in the U.S. as a device and is not presently being developed in the U.S. as a drug, which makes it difficult for Kissei to pursue drug registration in Japan. As a result of the license termination, ProCyte will regain all rights to the use of its technology for wound care and healing in Asia. No monies paid by Kissei to the Company during the period of the agreement are refundable to Kissei.

    In July 1996, ProCyte commenced a Phase II study of the Iamin-Registered Trademark- copper peptide compound in the United Kingdom for the treatment of venous leg ulcers. That study is presently in process.

    In December 1996, ProCyte received its second 510(k) medical device product clearance - for the OsmoCyte-TM- Pillow Wound Dressings. These highly absorptive wound care products incorporate the unique polymer technology to which ProCyte licensed the worldwide rights, outside of Asia, for wound care applications, and the worldwide rights for wound care drug delivery. U.S. product launch occurred in late December 1996.

    ProCyte presently plans to sell its human wound care products through its own sales and marketing personnel and distribution networks. The Company's initial products are promoted to the veterinary wound market by specialty distributors.

    The Company plans to continue to build upon its wound care commitment, and related market applications, and expects to introduce additional products in 1997. At year end, the Company had five new 510(k) submissions pending with the FDA. One of these wound care product submissions received clearance in March 1997 for the copper peptide-containing gauze dressings called GraftCyte-TM-Moist Dressings for use in post-operative hair restoration procedures.

    The Company is seeking registration and distribution for its products in Europe, Latin America, the Middle East and Asia, and plans to continue to evaluate complementary products and technologies for North American distribution by the Company.

    In November 1996, ProCyte completed an early-stage, Phase II, placebo-controlled, multi-center clinical trial of investigational Iamin-IB-Registered Trademark- solution (GHK:Cu 2:1 administered via retention enema) for the treatment of mild to moderate ulcerative colitis, a form of inflammatory bowel disease. Results of the study, based on the prospectively designed clinical endpoints, showed that the high dose investigational compound induced slight improvement in disease remission and statistically significant differences in the number of patients with improved disease symptoms.

    The patient enrollment and treatment phases of the Company's initial Phase II effectiveness evaluation study of another proprietary peptide-copper compound, PC1358, tradenamed Tricomin-Registered Trademark- solution, was completed in late 1996. The study was designed to evaluate effectiveness of two different doses of the compound versus placebo in the treatment of androgenetic alopecia - also known as male pattern baldness. Data analysis from this initial effectiveness study is underway.

    The Company intends to seek suitable corporate partners or licensees for the hair growth and inflammatory bowel disease applications of its technology and is also evaluating alternative registrations of the technologies worldwide.

    The Company continued to provide contract manufacturing services to select clients in the biotechnology and pharmaceutical industries in 1996. ProCyte also expanded its wound care production facility in 1996 while entering working relationships with specialty manufacturers for components of certain of the Company's wound care products.

    ProCyte Corporation is a Washington corporation organized in 1986.

Important Factors Regarding Forward-Looking Statements

    The entire discussion in this report, as well as other management discussion of the Company's goals and expectations as reported in the Company's Annual Report to Shareholders for the year ended December 31, 1996, contains forward-looking statements. Any and all statements of goals, beliefs, intent, plans, anticipation or expectations set forth in the Company's SEC reports and other communications may be forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements which reflect the Company's position only as of the date hereof. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

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

    There can be no assurance that the Company will be successful in attracting or retaining corporate alliances on terms favorable to the Company, whether for the Company's hair technology or otherwise, that the interests and motivations of any corporate partner or licensee would be or remain consistent with those of the Company, or that such partners or licensees would successfully perform the necessary technology transfer, clinical development, regulatory compliance, manufacturing, marketing or other obligations. Suspension or termination of agreements with the Company's current or future partners or licensees could have a material adverse effect on the development of the Company's proposed products and could materially adversely affect the Company's financial position.

Clinical and Commercial Development of Novel Compounds and Products

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

Contract Manufacturing

    ProCyte's other source of revenue is its manufacturing plant, which was commissioned in 1994, and expanded in 1996, and in which the Company provides select contract manufacturing services to industry clientele in addition to serving certain of its own product manufacturing requirements. By December 31, 1996, ProCyte had provided or was still performing contract manufacturing services on behalf of several clients, including one multinational pharmaceutical company and four biotechnology companies.

    The Company expects to utilize at least 75% of the plant's current capacity for these endeavors in 1997, though, for the reasons outlined elsewhere in this report, and including such things as unexpected or unsuccessful plant audits or regulatory inspections, the potential impact of adverse weather conditions on plant operations, the decision of a client to manufacture its own products or have them manufactured elsewhere, market acceptance of the Company's or clients' products, and competition, there can be no assurance that it will be successful.

    ProCyte expects to continue to provide contract manufacturing services in the future, and to produce clinical and commercial quantities of certain of its peptide-copper compounds for its use and those of future partners.

    Given the risks and uncertain timelines associated with device, pharmaceutical and biotechnology products being developed, tested, reviewed or sold by clients of the manufacturing facility, and the Company's own products, the Company will be required to strive to maintain sufficient clientele to counter the effect that regulatory delays, product failures, product recalls, and other such circumstances may have on its contract manufacturing capabilities and revenues. Also, such factors as unexpected or unsuccessful plant audits or regulatory inspections, the potential impact of adverse weather conditions on plant operations, the decision of a client to manufacture its own products or have them manufactured elsewhere, inability or failure to manufacture a product to established product specifications, market acceptance of clients' products, and competition, mean there can be no assurance that the Company will be successful in its contract manufacturing endeavors.

Wound Care Product Development, Manufacture and Distribution

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

Patents and Proprietary Rights

    ProCyte's success depends in part upon its ability to protect its products and technology under intellectual property laws in the Unites States and abroad. As of December 31, 1996, the Company had 18 issued United States patents expiring between 2005 and 2010, and 128 issued foreign patents and patent registrations. The patents relate to use of the Company's copper-based technology for a variety of healthcare applications, and to the composition of certain biologically active, synthesized compounds. The Company's strategy has been to apply for patent protection for certain compounds and their discovered uses that are believed to have potential commercial value in countries which offer significant market potential.

    The Company currently holds several registered trademarks for its products and product candidates. There can be no assurance as to the breadth or degree of protection that the Company's existing trademarks or patents, or any additional trademarks or patents that may be granted in the future, will afford the Company, or that any additional trademarks or patents will be issued to the Company. In addition, there can be no assurance that others will not independently develop substantially equivalent proprietary technology that is not covered by the Company's patents or that others will not be issued patents that may prevent the Company's manufacture, sale or use of the Company's proposed products or require licensing and the payment of significant fees or royalties by the Company for the pursuit of its business.
 Litigation, which could result in substantial cost to the Company, may be necessary to enforce the Company's patents or to determine the scope and validity of other parties' proprietary rights. If the outcome of any such litigation were adverse, the Company's business could be materially affected.
 The Company is unable to predict how courts would resolve any future issues relating to the validity and scope of the Company's patents or trademarks should they be challenged.

    The Company also intends to rely on its unpatented proprietary know-how, and there can be no assurance that others will not develop or acquire equivalent proprietary information. To the extent that corporate partners, consultants, or former employees apply Company technological information independently developed by them or by others to Company projects or apply Company technology or know-how to other projects, disputes may arise as to the ownership of proprietary rights to such information.

Competition

    Competition in the Company's planned area of marketing, wound care and related applications, is particularly intense, involving a number of well-established, major pharmaceutical and healthcare companies, such as Bristol Myers Squibb's Convatec division, Kendall Healthcare Company, and Johnson & Johnson. A significant number of smaller companies as well are developing or marketing competitive wound care products, some of which may have an entirely different approach than products being developed by the Company.

    Wound care is an evolving field as far as technology, regulations, and products are concerned. The Company believes that its most substantial competition with respect to its planned wound care product line will come from established pharmaceutical and healthcare companies, including, but not limited to, those listed above, which are significantly larger than the Company and have substantially greater financial resources, marketing and sales staffs, and experience in obtaining regulatory approvals, as well as in manufacturing and marketing wound care products, and where they have considerable years of experience, and established reputations, promoting to healthcare providers.

    Competition in the Company's areas of interest, other than wound care is based on scientific and technological advances, the availability of patent protection, access to adequate capital, the requirement for and ability to obtain government approval for new products or testing, timing and scope of regulatory approvals, product pricing, manufacturing and marketing capability. There can be no assurance that the Company's competitors will not succeed in bringing to market technologies and/or products that may make the proposed products being developed by the Company obsolete or noncompetitive. Some of the Company's competitors may achieve product commercialization earlier than the Company, which may adversely affect market introductions and sales of the Company's proposed products. Competition for highly qualified scientific, technical, and managerial personnel, consultants and advisors on whose services the Company depends is also intense.

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

Government Regulation

    The manufacture and marketing of ProCyte's products, whether internally developed or in-licensed, and its research and development activities in general, are subject to extensive regulation in the United States by the federal government, principally by the FDA, and in other countries by similar health and regulatory authorities. The Federal Food, Drug and Cosmetic Act and the regulations promulgated thereunder, and other federal and state statutes govern, among other things, the testing, manufacture, safety, labeling, storage, recordkeeping, advertising and promotion of pharmaceutical products and medical devices. Product development and approval or clearance within the regulatory framework requires a number of years and involves the expenditure of substantial resources.

    In order to obtain FDA clearance to market a new drug or device in the United States for use in humans, it is necessary to proceed through several stages of product testing, including research and development, clinical trials, and the filing of a product registration dossier such as a new drug application or 510(k) application with the FDA to obtain authorization to market a product. The Company's product candidates may be regulated by any of a number of divisions of the FDA.

    Before human testing of a therapeutic product candidate may commence, the FDA, and like agencies in other countries, generally require certain preclinical testing, such as toxicology studies in animals, to begin to establish product safety. Results of such studies are submitted as part of the application to the regulatory agency. Preclinical testing is not necessarily indicative of the safety or effectiveness of a product candidate for human use.

    Human clinical trials of an investigational therapeutic compound in the United States typically involve a three-phase process. Following the investigational new drug ("IND") submission period, Phase I trials may be conducted with a small group of healthy volunteers or, in some instances, patients, to determine the early safety profile and the pattern of drug absorption, distribution and metabolism. Phase II trials are conducted with groups of patients afflicted with a specific disease or specific element of a disease to determine preliminary effectiveness, optimal dosage and treatment regimens and expanded evidence of safety. Phase III comparative trials are conducted with a larger number of patients at multiple test sites to gather information about safety and effectiveness that is needed to evaluate the overall benefit-risk relationship of the compound and to provide an adequate basis for proposed product labeling.

    The results of clinical trials are submitted to the FDA, and to similar agencies in other countries, in the form of a new drug application ("NDA") or like submission, for approval to commence commercial distribution of the product. The regulatory agencies may take one to two years or more to act on an NDA or like submission, if they elect to act at all. The final decision rests with the regulatory agency as to whether or not approval will be granted. The regulatory agencies, at their discretion, may request further testing, additional data, or may deny approval if the agency determines that regulatory approval criteria are not sufficiently satisfied. Therefore, there can be no assurance that any approvals of the Company's proposed candidates would be granted on a timely basis, if at all, following completion of clinical testing.

    In the United States, products that do not seek to make effectiveness claims based on human clinical evaluation, may be subject to review and regulation under the FDA's cosmetic or 510(k) medical device guidelines. Similar guidelines exist for such products in other countries. Such products, which include wound care dressings, ointments and gels, must show safety and substantial equivalency with predicate products already cleared to be marketed by the FDA. There can be no assurance that such product pre-market notification applications submitted to the FDA or similar agencies in other countries will receive clearance to be marketed, or that the labeling claims sought will be approved, or that, if cleared, such products will be commercially successful.

    In addition to obtaining FDA or other countries' approval or clearance to market a product, the prospective manufacturer's quality control and manufacturing procedures must conform to current good manufacturing practices ("cGMPs") guidelines, or ISO 9000 standards, when appropriate. In complying with standards set forth in these regulations, which are subject to change at any time without notice to the Company, manufacturers must continue to expend time, monies and effort in production and quality control. Manufacturing establishments, such as ProCyte's manufacturing plant, are also subject to regulations from and inspections by other foreign, federal, state or local agencies, such as the Drug Enforcement Agency, the city water and waste treatment agencies, and state and federal safety and health regulations. There can be no assurance that the Company's manufacturing facility or its operations for the manufacture of its own product candidates or the bulk products manufactured and processes followed by the Company on behalf of its clients will be able to meet all appropriate guidelines or to pass inspections by any government agency. If the Company's manufacturing operations should fail to pass an inspection, for any reason, the possible resultant outcome on the plant's continuing operations, and the impact on the Company's overall reputation, operations and financial condition could be severe.

    The Company also is or may become subject to various other foreign, U.S., state and local laws, regulations and policies relating to, among other things, safe working conditions, good laboratory practices, animal welfare, and the use and disposal of hazardous or potentially hazardous substances used in connection with research, development and/or manufacturing.

Existing Corporate License Agreements

Hymedix International, Inc.

    In November 1995, ProCyte entered into a license agreement with Hymedix International Inc. ("Hymedix") in which the Company acquired the exclusive worldwide rights, outside of Asia, to five FDA-cleared wound care products developed by Hymedix, as well as exclusive rights to the use of the underlying technology in the territory for future wound care products. Additionally, the Company acquired, on a non-exclusive basis, the rights to a sixth FDA-cleared wound care product in the same territory. The Company shares marketing rights to the sixth product with B. Braun Medical, Inc. At Present, the Company does not plan to commercialize the specific 510(k)-cleared products licensed from Hymedix. The Company also acquired exclusive worldwide rights to the drug delivery application of Hymedix's polymer-based technology for wound healing applications.

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

    On March 7, 1997, the Company received notice from Kissei that it intends to terminate the license agreement subject to a ninety day notice period.
The termination came about in large part because the Iamin-Registered Trademark-compound was cleared to be marketed in the U.S. as a device and is not presently being developed in the U.S. as a drug, which makes it difficult for Kissei to pursue drug registration in Japan. As a result of the license termination, ProCyte will regain all rights to the use of its technology for wound care and healing in Asia. No monies paid by Kissei to the Company during the period of the agreement are refundable to Kissei.

    Pursuant to the terms of the agreement, as of third quarter 1995, Kissei had satisfied all of its research and development payment requirements which it was obligated under the agreement to pay to the Company. In January 1996, Kissei paid the Company a $1.0 million milestone payment owing under the agreement.

    ProCyte intends to seek to establish corporate distribution or other alliances with others who are capable of pursuing device registrations of the Company's copper-based wound care products and technology in Asia and elsewhere. There can be no assurance that the Company will be successful in securing, attracting or retaining distribution or other corporate alliances on terms favorable to the Company, whether for the Company's wound care technology or otherwise, that the interests and motivations of any corporate partner or licensee would be or remain consistent with those of the Company, or that such partners or licensees would successfully perform the necessary technology transfer, clinical development, regulatory compliance, manufacturing, marketing or other obligations. Suspension or termination of agreements with the Company's current or future partners or licensees could have a material adverse affect on the development of the Company's proposed products and could materially adversely affect the Company's financial position.

Employees

    At December 31, 1996, the Company had 44 full-time employees, of whom five hold Ph.D. degrees. At year end, 12 employees were engaged in research and development, ten in manufacturing, five in regulatory and clinical affairs, ten in sales and marketing, and seven in accounting, finance and administration. The Company expects to add sales and marketing staff in 1997 and to recruit additional plant operations and related personnel for the manufacturing facility. The Company will need to compete with companies that have established product lines, sales and marketing organizations and bonus and commission schedules in recruiting for its planned sales staff. With regard to recruitment of manufacturing personnel, the Company will need to search for candidates on a nationwide basis, and attract and retain staff from profitable plants with established clients. There can be no assurance that the Company will be able to compete successfully against other companies in recruiting such personnel. The Company believes that its relations with its employees are good.

Factors Affecting Stock Price

    The market prices for healthcare, medical devices, pharmaceutical and biotechnology companies are subject to volatility, and the market has from time to time experienced significant fluctuations that are unrelated to the operations of the Company.

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

Directors and Executive Officers of the Company

    The directors and executive officers of the Company are as follows:


    Name                               Age   Position
    ----                               ---   --------
    Joseph Ashley (3)                  69    Chairman of the Board

    Jules Blake, Ph.D. (1)             72    Director

    John F. Clifford                   53    Chief Executive Officer, President,
                                             Director, and Treasurer

    Kenneth S. Green                   53    Vice President, Sales

    Karen L. Hedine                    43    Vice President, Business
                                             Development & Administration;
                                             Secretary

    Robert MacDonald                   48    Director of Finance

    Robert E. Patterson(1)(2)(3)       55    Director

    William M. Sullivan(1)(2)          62    Director

    Thomas E. Tierney(1)(2)(3)         69    Director

    John Young                         47    Vice President, Manufacturing
                                             Operations

------------------------
    (1)   Member of the Audit Committee
    (2)   Member of the Compensation Committee
    (3)   Member of the Nominating Committee

    Joseph Ashley, age 69, Chairman of the Board, January 1991 to present; President, Chief Executive Officer, and Treasurer, January 1987-August 1996. He served as president and chief operating officer of Genetic Systems Corporation, a biotechnology company, from 1984-1986, and in various management capacities with Beckman Instruments, Division of SmithKline Beckman Corporation, a diversified healthcare and life sciences company, from 1954-1984, including group vice president of Diagnostics, from 1981-84. He chairs the Company's Nominating Committee. Mr. Ashley received a Certificate of Executive Management from the University of California at Los Angeles Graduate School of Business and a B.A. in Mechanical Engineering from City College, New York.

    Jules Blake, Ph.D., age 72, was elected a Director of the Company in 1991. He served as vice president of corporate scientific affairs (1987-1989) and vice president of research and development (1973-1987) for Colgate-Palmolive, a consumer products company. He has been a director of Martek Biosciences Corporation, a biotechnology company, since 1990; a director of GeneLogic, a biotechnology company, since 1996; a trustee of the Allegheny University of the Health Sciences since 1992, and is a member of the Audit Committee. Dr. Blake received his Ph.D. in Organic Chemistry and his M.S. and B.S. in Chemistry from the University of Pennsylvania.

    John F. "Jack" Clifford, age 53, joined the Company in August 1996 as President, Chief Executive Officer, a Director of the Company and Treasurer. Before joining ProCyte, Mr. Clifford was the president of Orthofix, Inc., from 1995-1996, a Dallas-area healthcare company in the managed care market. Orthofix acquired American Medical Electronics, a medical device company, of which Mr. Clifford was president and chief executive officer from 1994-1995. From 1989-1994, Mr. Clifford served as division vice president and prior to that as vice president of sales and marketing for American Cyanamid's Davis and Geck Division, in the surgical sutures market. Prior to Davis and Geck, he served from 1988-1989 as the president and chief executive officer for Lukens Medical Corporation, a medical device company, and spent twenty years in various sales and marketing positions with Johnson & Johnson, Inc., including as the vice president of marketing for that company's IOLAB Corporation from 1981-1987. Mr. Clifford holds a B.S. in economics from Villanova University and an MBA in finance from Drexel University. He has participated in the Harvard University Graduate School of Business Administration management development program.

    Kenneth S. Green, age 53, joined ProCyte as Vice President of Sales in December 1996. Prior to joining the Company, Mr. Green was the vice president of marketing and sales for Glenwood Inc., a wound care products company (August-September, 1996). From 1984-1996 he served for twelve years as vice president of sales for Acme United Corporation, a wound care products company. Mr. Green's career experience also includes serving as vice president and general manager of Health and Medical Techniques (1983-1984), a medical products company, vice president of sales and marketing for the contract packaging division of Nice-Pak Corporation, a packaging company, (1981-1983), and for the U.S. medical products division of Beirsdorf, Inc. an international medical products company (1975-1981). Mr. Green holds a B.A. in liberal arts from the California University at Los Angeles.

    Karen L. Hedine, age 43, has been Vice President, Business Development and Administration of the Company since October 1989, and became the corporate secretary in 1996, having served as a management consultant to the Company, from 1987-1989. She is responsible for general corporate operations, including corporate governance, government liaison, business development, legal, investor/public relations, and human resources. From 1986-1988, she was vice president of administration and human resources of Ecova Corporation, a hazardous waste remediation company. From 1984-1986, Ms. Hedine was director of human resources for Genetic Systems, a biotechnology company. She is past chairperson, vice president and a member of the Board of the Washington State Biotechnology and Biomedical Association. Ms. Hedine received an M.A. in Personnel Administration from Indiana University and a B.A. in English from the University of Washington.

    Robert MacDonald, age 48, joined ProCyte as Controller in February 1996, and was promoted to Director of Finance in January 1997. Before joining ProCyte, Mr. MacDonald served as the project finance manager (1972-1996) and northwest region accounting manager (1987-1992) for Digital Equipment Corporation, a provider of computers, services and systems consulting. From 1985-1987, he was the finance manager for Fairchild Semiconductor Corporation, a provider of semiconductors, and from 1984-1985 served as that company's financial analyst. Mr. MacDonald holds a B.S. in accounting from Central Washington University, was awarded the CPA certificate in 1984, and is presently pursuing courses toward an MBA degree at City University.

    Robert E. Patterson, J.D., age 55, was elected a Director of the Company in 1994. He serves as a managing director of Thompson Clive, Inc., a U.K.-based venture capital firm (1983 - present), and is a partner in the legal services firm of Graham & James (1972 - present). Mr. Patterson currently serves on the board of several private businesses, including QuestGen Corporation, a biotechnology company. He is a member of the Compensation and Nominating Committees and has served as chairman of the Audit Committee of the Board, since 1995. Mr. Patterson completed the Executive Program at the Stanford Graduate School of Business in 1986; he obtained his law degree from Stanford Law School and holds a B.A. in Physics from the University of California at Los Angeles.

    William M. Sullivan, J.D., age 62, was elected a Director of the Company in 1991. He served as chairman, president and CEO of Burroughs Wellcome Co., a pharmaceutical and consumer products company from 1981-1986 and in various other management and corporate legal positions from 1974-1980. He served as president and CEO of Sparta Pharmaceuticals, Inc., a publicly-traded development stage pharmaceutical company ("Sparta"), from 1991 to March 1996, and Sparta's chairman of the board since 1991. He served as chairman of the board, The Immune Response Corporation, a biotechnology company, from 1987-1994 and a director of that company since 1994-present; a Director of BioVentures, Inc., a diagnostic company, since 1989; and a director of Research Corporation Technologies, a technology transfer company, since 1995.
 Mr. Sullivan is a member of the Audit and Compensation Committees. Mr. Sullivan holds a J.D. from Harvard Law School and an A.B. from the University of Notre Dame.

    Thomas E. Tierney, age 69, was elected a Director of the Company in 1996. From 1951-1988, he served in various sales, marketing and general management positions for the Kendall Company, including vice president and general manager, Hospital Products Business, group vice president, Healthcare Business and executive vice president of Kendall Company and Group Executive, Worldwide Healthcare, until his retirement in 1988. He has been chairman of TET Associates, a healthcare consulting company since 1998; a director of Uromed, a development-stage healthcare company since 1996. Mr. Tierney is a member of the Nominating and Audit Committees of ProCyte's Board of Directors, and has served as chairman of the Compensation Committee since 1996. Mr. Tierney received a B.A. in General Sciences from Colgate University in 1951 and attended the Harvard Business School Advanced Management Program.

    John Young, age 47, became the Company's Vice President of Manufacturing Operations in July 1996. From 1994-1995, he was president and CEO of Biotrans, Inc., a biomedical transfer company. He served from 1988-1994 as vice president of operations and director of operations for Molecular Biosystems, Inc., a biotechnology company. From 1977-1988, Mr. Young was the therapeutic program manager at the Baxter Healthcare Hyland Division, a medical products company, and served in plant production roles from ICI Inc., a pharmaceutical company (1976-1977) and AHS, McGraw Laboratories (1973-1976). Mr. Young holds a B.S. in Biological Sciences from California State University at Los Angeles.

ITEM 2.  PROPERTIES

    The Company presently leases approximately 28,000 square feet of laboratory and office space at its corporate offices in Kirkland, Washington, and approximately 16,000 square feet of manufacturing and expansion space in Redmond, Washington. The Company is presently using this space for its commercial-scale bulk substance manufacturing for its own commercial needs, as well as for toll manufacturing operations for clients in the pharmaceutical and biotechnology industries. In February 1997, the Company executed a ten year lease for approximately 32,000 square feet at the Redmond location, including the existing plant, for relocation of the corporate offices, and terminated its lease for its Kirkland offices, effective July 1, 1997. Delays in obtaining building permits, cost overruns in the facility expansion and construction delays could adversely affect the Company's business operations and significantly delay product launch plans.

ITEM 3.  LEGAL PROCEEDINGS

    On March 5, 1996, the Company announced that it had elected to settle the shareholder lawsuit filed in October 1994 against the Company and certain of its officers and directors rather than continue to pursue costly litigation expenses. The Company continues to believe that there was no wrongdoing on the part of the Company and/or any of its officers and directors, but reached the settlement agreement in an effort to focus management's attention and corporate financial resources on the important business of building long-term shareholder value in the Company.

    The settlement, which was for $7.75 million, received court approval on September 12, 1996. On October 22, 1996, the Company paid, in cash, the $5.25 million balance owing of the settlement. ProCyte and one of its insurance carriers had previously paid $2.5 million of the settlement in June 1996. Two other carriers have declined coverage, one with respect to $1 million, and the other with respect to $2 million. The Company is in settlement discussions with regard to the $1 million, and does not plan to take further action with regard to the $2 million.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS

    No matters were submitted to the shareholders for vote during fourth quarter 1996.

                                 PART II

ITEM 5.  MARKET FOR COMPANY'S COMMON STOCK AND RELATED SHAREHOLDER MATTERS

    Certain information required by this Item is incorporated by reference to the information contained under the caption, "Price Range of Common Stock," located on page 14 of the Registrant's 1996 Annual Report to Shareholders.

    The Company's common stock trades on the Nasdaq Stock Market under the symbol "PRCY." At the close of business on March 7, 1997, there were 485 shareholders of record.

    ProCyte has not paid any cash dividends on its common stock and does not intend to pay cash dividends in the foreseeable future.

    On each of June 19 and November 18, 1996, the Company issued 50,000 shares of its common stock to Hymedix International, Inc. pursuant to the terms of the stock acquisition agreement described in Item 1. Such shares were issued in a transaction not involving a public offering and are therefore exempt pursuant to Section 4(2) of the Securities Act of 1933, as amended.

ITEM 6.  SELECTED FINANCIAL DATA

    The information required by this Item is incorporated by reference to the information contained under the caption, "Financial Highlights," located on the inside front cover page of the Registrant's 1996 Annual Report to Shareholders.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The information required by this Item is incorporated by reference to the information under the caption, "Management's Discussion and Analysis of Financial Condition and Results of Operations" located on pages 10-14 of the Registrant's 1996 Annual Report to Shareholders.

ITEM 8.  FINANCIAL STATEMENTS

    See Item 14 for an Index to Financial Statements and Financial Statement Schedules. Such Financial Statements are incorporated herein by reference to pages 15-28 of the Company's 1996 Annual Report to Shareholders.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

    None.

                                  PART III

    See "Directors and Executive Officers of the Registrant" under Item I -Part I above. The remaining information called for by Items 10, 11, 12 and 13 is included in the Company's Proxy Statement relating to the Company's annual meeting of shareholders, and is incorporated herein by reference. The information appears in the Proxy Statement under the captions "Election of Directors," "Executive Compensation," and "Security Ownership of Certain Beneficial Owners and Management." Such Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the Company's last fiscal year end, December 31, 1996.

                                   PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     a. (1) and (2) Index to Financial Statements and Financial Statement Schedules

         (1)  Financial Statements
              The following financial statements and Independent Auditors' Report are incorporated by reference to pages 15-28 of the Registrant's 1996 Annual Report to Shareholders.

              Balance Sheets as of December 31, 1996 and 1995.

              Statements of Operations for the years ended December 31, 1996, 1995, and 1994, and the period January 1, 1985 (Predecessor inception) to December 31, 1996.

              Statements of Cash Flows for the years ended December 31, 1996, 1995, and 1994, and the period January 1, 1985 (Predecessor inception) to December 31, 1996.

              Statements of Stockholders' Equity for the years ended December 31, 1996, 1995, and 1994, and the period
              January 1, 1985 (Predecessor inception) to December 31, 1996.

              Notes to Financial Statements

              Independent Auditors' Report

         (2)  Financial Statement Schedules
              Financial Statement Schedules have been omitted because of the absence of conditions under which they are required or because the required information is included in the Financial Statements or notes thereto.

         With the exception of the pages listed in the above Index to Financial Statements and Financial Statements Schedules and the portion of such report referred to in Items 5, 6 and 7 of the Annual Report on Form 10-K, the 1996 Annual Report to Shareholders is not deemed filed as part of this report.

         (3)  Index to Exhibits

              Exhibit  Description                                         Note
              3.1      Restated Articles of Incorporation of the
                       Registrant                                           (A)
              3.2      Restated Bylaws of the Registrant                    (A)
             10.1*     1987 Stock Benefit Plan of ProCyte Corporation       (A)
             10.2*     ProCyte Corporation 1989 Restated Stock Option Plan. (B)
             10.3*     ProCyte Corporation 1991 Restated Stock Option Plan
                       for Nonemployee Directors and amendments thereto     (G)
             10.4      Kirkland Limited Partnership IV Lease dated as of
                       January 15, 1990                                     (C)
             10.5      Teachers Insurance & Annuity Association Lease
                       dated as of October 1, 1993 and second amendment
                       thereto dated February 28, 1997 (1)                  (G)
             10.6      License Agreement dated as of November 15, 1995
                       between ProCyte Corporation and Hymedix
                       International, Inc., containing an exhibit within,
                       of the Stock Acquisition Agreement dated as of
                       November 15, 1995 between ProCyte Corporation and
                       Hymedix International, Inc.(1)                       (F)
             10.7*     1996 Stock Option Plan                               (G)
             10.9*     Consulting and Separation Agreement for
                       Mr. Joseph Ashley                                    (G)
             10.10*    Change of Control Agreement for
                       Ms. Karen L. Hedine                                  (E)
             10.11*    Change of Control Agreement for
                       Mr. John F. Clifford                                 (G)
             10.12*    Form of Indemnity Agreement dated
                       February 23, 1995 between the Registrant and each
                       of Mr. Ashley, Dr. Blake, Ms. Hedine,
                       Mr. Patterson,Mr. Tierney, Mr. Clifford, Mr. Green
                       and Mr. Sullivan                                     (E)
             10.13*    Form of Severance Agreement for Ms. Karen Hedine,
                       Mr. Kenneth Green and Mr. John Clifford              (G)
             13.1      1996 Annual Report to Shareholders                   (G)
             23.1      Consent of Deloitte & Touche LLP                     (G)
             27.1      Financial Data Schedule                              (G)
--------------------------------------------------------------------------------
* Management contract or compensatory plan or arrangement
(A) Incorporated by reference to the Registrant's Registration Statement of Form S-1 (No. 33-31353).
(B) Incorporated by reference to the Registrant's Registration Statement of Form S-1 (No. 33-46364).
(C) Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1990.
(D) Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1993.
(E) Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994.
(F) Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995.
(G) Filed herewith.

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

                                                     PROCYTE CORPORATION
                                                         (REGISTRANT)


                                       By:         /s/ John F. Clifford
                                          -------------------------------------
Date:March 26, 1997                                   John F. Clifford
                                          President and Chief Executive Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

           Name                        Title                       Date

/s/ Joseph Ashley             Chairman of the Board              March 26, 1997
-----------------------------
Joseph Ashley


/s/ Jules Blake               Director                           March 26, 1997
-----------------------------
Jules Blake, Ph.D.


/s/ John F. Clifford          President and Chief Executive      March 26, 1997
----------------------------- Officer (Principal Executive
John F. Clifford              Officer and Principal
                              Financial Officer)


/s/ Robert E. Patterson       Director                           March 26, 1997
-----------------------------
Robert E. Patterson


/s/ William M. Sullivan       Director                           March 26, 1997
-----------------------------
William M. Sullivan


/s/ Thomas E. Tierney         Director                           March 26, 1997
-----------------------------
Thomas E. Tierney


/s/ Robert MacDonald         Director of Finance                 March 26, 1997
-----------------------------(Principal Accounting
Robert MacDonald             Officer)

                              EXHIBIT 10.3
                          PROCYTE CORPORATION
        1991 RESTATED STOCK OPTION PLAN FOR NONEMPLOYEE DIRECTORS

                          ARTICLE I - PURPOSE
The purpose of the ProCyte Corporation 1991 Restated Stock Option Plan for Nonemployee Directors (the "Plan") are to attract and retain the services of experienced and knowledgeable nonemployee directors of ProCyte Corporation (the "Corporation") and to provide an incentive for such directors to increase their proprietary interest in the Corporation's long-term success and progress.

                 ARTICLE II - SHARES SUBJECT TO THE PLAN
The total number of shares of common stock (the "Shares") of the Corporation for which options may be granted under the Plan is 200,000, subject to adjustment in accordance with Article IV hereof. Such Shares shall be shares presently authorized but unissued or subsequently acquired by the Corporation and shall include shares representing the unexercised portion of any option granted under the Plan which expires or terminates without being exercised in full.

                 ARTICLE III - ADMINISTRATION OF THE PLAN
The administrator of the Plan (the "Plan Administrator") shall consist of a committee appointed by the Board of Directors of the Corporation (the "Board"). Subject to the terms of the Plan, the Plan Administrator shall have the power to construe the provisions of the Plan, to determine all questions arising thereunder and to adopt and amend such rules and regulations for the administration of the Plan as it may deem desirable.

                   ARTICLE IV - PARTICIPATION IN THE PLAN
Each Director of the Corporation elected or appointed who is not otherwise an employee of the Corporation or any subsidiary (an "Eligible Director") shall be eligible to receive the following option grants under the Plan:

1.  Initial Grants
An option to purchase 25,000 Shares (if granted prior to September 4, 1996) or 12,000 Shares (if granted on or after September 4, 1996) (as adjusted pursuant to Article VI hereof) (an "Initial Grant") shall be granted to

(a) each Eligible Director immediately following the Board's approval of the Plan, and
(b) each Eligible Director upon the earlier of such Eligible Director's initial election or appointment.

2.  Additional and Supplemental Grants
Once an Eligible Director's Initial Grant for 25,000 Shares becomes fully vested, provided such vesting occurs prior to September 4, 1996, such Eligible Director shall automatically receive an additional grant (an "Additional Grant") of an option for the acquisition of 18,000 Shares immediately following the annual meeting of shareholders of the Corporation as specified in the Corporation's Bylaws (an "Annual Meeting") at which an option previously granted thereunder becomes fully vested.

Each Eligible Director in office on September 4, 1996 who will have continuously served as an Eligible Director for at least five years as of September 30, 1996, shall automatically receive the grant of an option to purchase 6,000 Shares (a "Supplemental Grant") on September 4, 1996.

3.  Annual Grants
Commencing with the 1997 Annual Meeting, each Eligible Director shall automatically receive an option to purchase 6,000 Shares immediately following each year's Annual Meeting (each an "Annual Grant"); provided that any Eligible Director who received an Initial Grant for 25,000 Shares, or who received an Initial Grant for 12,000 Shares within four months of an Annual Meeting, shall not receive an Annual Grant until immediately following the Annual Meeting at which such Initial Grant becomes fully vested.

                        ARTICLE V - OPTIONS TERMS
Each option granted under the Plan and the issuance of Shares thereunder shall be subject to the following terms:

1.  Option Agreement
Each option granted under the Plan shall be evidenced by an option agreement (an "Agreement") duly executed on behalf of the Corporation and by the Eligible Director to whom such option is granted. Each Agreement shall comply with and be subject to the terms and conditions of the Plan. Any Agreement may contain such other terms, provisions and conditions not inconsistent with the Plan as may be determined by the Plan Administrator.

2.  Option Exercise Price
The option exercise price for an option granted under the Plan shall be the fair market value of the Shares covered by the option at the time the option is granted. For purposes of the Plan, "fair market value" shall mean the average between the high and low sale prices quoted on the day of grant on the National Association of Securities Dealers Automated Quotation System or the closing price on the principal exchange on which such Shares are then traded.

3.  Time and Manner of Exercise of Option
Each Initial Grant for 25,000 Shares and each Additional Grant shall vest and become exercisable in accordance with the following schedule and vested portions may be exercised in full at one time or in part from time to time:

  Period of Optionee's Continuous Service
  as a Director With the Corporation From             Portion of Grant That Is
      the Date the Option Is Granted                        Exercisable
--------------------------------------------          ------------------------
First Subsequent Annual Meeting After Grant                   33-1/3%
Second Subsequent Annual Meeting After Grant                  66-2/3%
Third Subsequent Annual Meeting After Grant                    100%;

provided that if such Initial Grant is made within four months of an Annual Meeting, the Initial Grant shall not begin to vest until the second subsequent Annual Meeting after grant and shall vest ratably upon the second, third and fourth subsequent Annual Meetings after grant.

Subject to shareholder approval of the Plan as amended on September 4, 1996, each Initial Grant for 12,000 Shares and each Supplemental Grant and Annual Grant shall vest and become exercisable upon the first subsequent Annual Meeting after grant; provided that if such Initial Grant is made within four months of an Annual Meeting, the Initial Grant shall vest and become exercisable upon the second Annual Meeting after grant.

If the shareholders of the Corporation fail to approve the Plan at the next Annual Meeting, all options granted hereunder shall be deemed null and void.

Any option may be exercised by giving written notice, signed by the person exercising the option, to the Corporation stating the number of Shares with respect to which the option is being exercised, accompanied by payment in full for such Shares, which payment may be in whole or in part in cash, check or
(i) shares of the Common Stock of the Corporation already owned for at least six
(6) months by the person exercising the option, valued at fair market value at the time of such exercise, or (ii) delivery of a properly executed exercise notice, together with irrevocable instructions to a broker, all in accordance with the regulations of the Federal Reserve Board, to properly deliver to the Corporation the amount of sale or loan proceeds to pay the exercise price and any federal, state or local withholding tax obligations that may arise in connection with the exercise.

4.  Term of Options
Each option shall expire not more than ten (10) years from the date of the granting thereof, but shall be subject to earlier termination as follows:

(a) In the event of the death of an optionee, the unvested portion of the option granted to such optionee shall terminate immediately and the vested portion of the option granted to such optionee may be exercised only within one
(1) year after the date of death of such optionee or prior to the date on which the option expires by its terms, whichever is earlier, by the estate of such optionee, or by any person or persons whom the optionee shall have designated in writing on forms prescribed by and filed with the Corporation, or if no such designation has been made by the person or persons to whom the optionee's rights have passed, by will or the laws of descent and distribution.

(b) In the event that an optionee has ceased to be a Director of the Corporation, the unvested portion of the option granted to such optionee shall terminate immediately and the vested portion of the option granted to such optionee may be exercised by him or her only within one (1) year after the date such optionee ceased to be a Director of the Corporation or prior to the date on which the option expires by its terms, whichever is earlier.

5.  Transferability
The right of any optionee to exercise an option granted to him or her under the Plan may not be assigned, pledged or transferred by any such optionee otherwise than (a) by will or the laws of descent and distribution, (b) in accordance with the terms of a domestic relations order as defined in the Internal Revenue Code of 1986, as amended, or (c) by gift or other transfer to either (i) a spouse or other immediate family member or (ii) any trust, partnership or other entity in which the original optionee or such person's spouse or other immediate family member has a substantial beneficial interest; provided that any option so assigned or transferred shall be subject to all the same terms and conditions contained in the Plan. Any option granted under the Plan shall be exercisable during the lifetime of the optionee only by the optionee or a permitted transferee or assignee. Any attempt to assign, pledge, transfer, hypothecate or otherwise dispose of any option under this Plan or of any right or privilege conferred thereby, contrary to the provisions of this Plan, or the sale or levy or any attachment or any similar process upon the rights and privileges conferred hereby, shall be null and void.

6.  Holding Period
If an individual subject to Section 16 of the Securities Exchange Act of 1934, as amended (the "Exchange Act") sells shares of Common Stock obtained upon the exercise of any option granted under this Plan within six (6) months after the date the option was granted, such sale may result in short-swing profit recovery under Section 16(b) of the Exchange Act.

7.  Participant's or Successor's Rights as Shareholder
Neither the recipient of an option under the Plan nor his or her successor(s) in interest shall have any rights as a shareholder of the Corporation with respect to any Shares subject to an option granted to such person until such person becomes a holder of record of such Shares.

8.  Regulatory Approval and Compliance
The Corporation shall not be required to issue any certificate or certificates for Shares upon the exercise of an option granted under the Plan, or record as a holder of record of Shares the name of the individual exercising an option under the Plan, without obtaining to the complete satisfaction of the Plan Administrator the approval of all regulatory bodies deemed necessary by the Plan Administrator, and without complying, to the Plan Administrator's complete satisfaction, with all rules and regulations under federal, state or local law deemed applicable by the Plan Administrator.

                     ARTICLE VI - CAPITAL ADJUSTMENTS
The aggregate number of Shares with respect to which options may be granted under the Plan, as provided in Article II, the additional aggregate number of Shares with respect to which an option may be granted under the Plan as provided in Article IV, the number of Shares subject to each outstanding option and the price per share specified in each such option shall all be proportionally adjusted for any increases or decreases in the number of issued shares of the Corporation's common stock resulting from a subdivision or consolidation of shares or any other similar capital adjustments, the payment of a stock dividend, or other increase or decrease in such shares effected without receipt of consideration by, or a merger or consolidation of, the Corporation, or the sale of all or substantially all of the assets of, or the liquidation of, the Corporation.

                      ARTICLE VII - EXPENSES OF THE PLAN
All costs and expenses of the adoption and administration of the Plan shall be borne by the Corporation, and none of such expenses shall be charged to any optionee.

                   ARTICLE VIII - APPROVAL OF SHAREHOLDER
The Plan shall be effective upon adoption by the Board so long as it receives any required approval by the holders of a majority of the Corporation's outstanding shares of voting capital stock at the next Annual Meeting.

                   ARTICLE IX - COMPLIANCE WITH RULE 16b-3
It is the intention of the Corporation that the Plan comply in all respects with the requirements for a "formula plan" within the meaning attributed to that term for purposes of Rule 16b-3 promulgated under Section 16(b) of the Exchange Act. Therefore, if any Plan provision is later found not to be in compliance with such requirements, that provision shall be deemed null and void, and in all events the Plan shall be construed in favor of its meeting such requirements.

              ARTICLE X - TERMINATION AND AMENDMENT OF THE PLAN
The Board may amend, terminate or suspend the Plan at any time, in its sole and absolute discretion; provided, however, that if required to qualify the Plan as a formula plan for purposes of Rule 16b-3 promulgated under Section 16 of the Exchange Act, no amendment may be made more than once every six months that would change the amount, price or timing of any option granted under the Plan, other than to comport with changes in the Internal Revenue Code of 1986, as amended, or the rules and regulations promulgated thereunder; and provided, further, that if required by any applicable law or regulation, no amendment that would

(a) materially increase the number of Shares that may be issued under the Plan, or
(b) otherwise require approval under any applicable law or regulation shall be made without the approval of the Corporation's shareholders.

Adopted by the Board of Directors on September 27, 1991 and approved by the shareholders on May 8, 1992. Plan amended and restated by the Board of Directors on February 24, 1994 and approved by the shareholders on May 10, 1994. Plan amended and restated by the Board of Directors on September 4, 1996 and approved by the shareholders on ______________.

                                EXHIBIT 10.5
  TEACHER'S INSURANCE AND ANNUITY ASSOCIATION LEASE DATED AS OF OCTOBER 1, 1993
          AND SECOND AMENDMENT THERETO DATED FEBRUARY 28, 1997

This Second Amendment to Lease (the "Second Amendment") is made this 28th day of February, 1997, by and between Teachers Insurance & Annuity Association ("Landlord") and ProCyte Corporation ("Tenant").

                                  RECITALS

Landlord and Tenant are parties to that certain Lease dated August 30, 1993, as amended by First Amendment dated January 17, 1994, (collectively, the "Lease") for certain premises located at 8511 154th Avenue NE, Redmond, WA 98052 (the "Premises").

The parties wish to amend the Lease all as more fully set forth herein.

                                  AGREEMENT

Now, therefore, for good and valuable consideration the parties hereto agree as follows:

1.  As used herein the "Second Amendment Effective Date" shall be March 1,
    1997.

2. On the Second Amendment Effective Date, Section 1.04 of the Lease shall be deemed amended to include therein that property shown in cross-hatching on Exhibit A hereto, for a total rentable square footage of the Property of 32,750 rentable square feet which constitutes 90% of the Project.

3. The Lease term as set forth in Section 1.05 of the Lease is hereby extended to and including June 30, 2007. Additional Rent as defined in Section 4.01 of the Lease shall be applied to the additional 16,097 sf expansion space effective July l, 1997.

4. In reference to Section 1.09 of the Lease, each party represents and warrants that there is no broker involved in the Second Amendment.

5. On or before the Expiration Date of the Letter of Credit, Tenant shall deposit such additional funds as are necessary to make the cash security deposit held by Landlord pursuant to Section l.ll of the Lease total $35,782.

6. The Base Rent as set forth in Section 1.13 of the Lease is hereby amended to be that Base Rent set forth in Exhibit B hereto.

7. Section 4.05 (c) is hereby superseded and extinguished. Landlord grants to Tenant and Tenant's customers, suppliers, employees and invitees, a non-exclusive license to use the designated parking areas in the Project on a pro-rata basis for the use of motor vehicles during the term of this Lease. Landlord reserves the right at any time to grant similar non-exclusive use to other tenants, to promulgate rules and regulations relating to the use of such parking areas, including reasonable restrictions on parking by tenants and employees, to designate specific spaces for the use of any tenant, to make changes in the parking layout from time to time, and to establish reasonable time limits on parking. Overnight parking is prohibited and any vehicle violating this or any other vehicle regulation adopted by Landlord is subject to removal at the owner's expense.

8. Landlord shall make up to Six Hundred Thousand Dollars ($600,000) (the "Second Amendment Allowance") available to reimburse Tenant for actual out-of-pocket costs paid to third parties for designing, permitting, coordinating, and constructing Tenant improvements to the Premises between the Second Amendment Effective Date and September l, 1997. From the Second Amendment Allowance, up to $10,000 shall be deducted for Landlord's consultant's review of Tenant's plans and specifications and for Landlord's coordination of Tenant improvements. Such tenant improvements shall be constructed pursuant to the standards and procedures of Rider 1 to the Lease provided that the delivery of proposed contract documents to Landlord pursuant to the first sentence of Section 3.3.1 of Rider 1 shall be at such time as Tenant determines in its discretion and provided further that Section 7 of Rider 1 is deleted and replaced by this Second Amendment, and reimbursement to Tenant for actual out-of-pocket costs paid to third parties shall be made within thirty (30) days after submission by Tenant of applicable invoices and certification by Tenant that it has accepted the applicable work.

9. Rider 2 to the Lease is deleted and substituted therefore is "Rider 2/Second Amendment" attached as Exhibit C hereto.

10. Rider 4 of the Lease and Section 17.01 of the First Amendment and its attached Option Agreement are hereby superseded and extinguished. There is hereby created a new Rider 5 to the Lease "Right of First Opportunity" attached as Exhibit D hereto.

11. As a condition of Landlord's reimbursement obligations under Section 7, Tenant shall procure an "irrevocable" letter of credit in favor of Landlord in the amount of $225,000, securing Tenant's full and timely performance of all of Tenant's obligations under the Lease to the same extent and in the same manner as Security Deposits pursuant to Section 13.03 of the Lease.

The amount of the letter of credit shall decline on every anniversary of its issuance by $45,000 and it shall expire on the fifth anniversary of its issuance, and Tenant may take such steps as may be appropriate to amend or cancel and reissue such letter of credit to reflect such declining balance and expiration. Such letter of credit shall be in such form as will allow the "confirming bank" to issue a confirmation advice in the form attached hereto as Exhibit E. Landlord represents to Tenant that this form is commercially available, and if such form of confirmation advice (or irrevocable letter of credit) is commercially unavailable, Tenant may substitute the closest practicable form of "Irrevocable Letter of Credit" acceptable to Landlord in its reasonable discretion. Landlord shall be entitled to draw upon the Letter of Credit in the same manner and with the same procedures as draws upon Security Deposits pursuant to Section 13.03 of the Lease.


TEACHERS INSURANCE & ANNUITY ASSOCIATION             PROCYTE CORPORATION


By:                                    By:
  -------------------------------------   ------------------------------------
Its:                                   Its: President & CEO

STATE OF                           COUNTY OF
        ---------------------------         ---------------------------

I certify that I know or have satisfactory evidence that signed this instrument, on oath stated that (he/she) was authorized to execute the instrument and acknowledged it in (his/her) capacity as of TEACHERS INSURANCE & ANNUITY ASSOCIATION to be the free and voluntary act of such party for the uses and
purposes mentioned in the instrument.  Dated this    day of              , 1997.
                                                 ----      --------------


-------------------------------------------
(Signature)



-------------------------------------------
(Print Name) Notary Public, in and for the State of , residing at My Commission Expires

STATE OF                           COUNTY OF
        --------------------------          ----------------------

I certify that I know or have satisfactory evidence that signed this instrument, on oath stated that (he/she) was authorized to execute the instrument and acknowledged it in (his/her) capacity as of TEACHERS INSURANCE & ANNUITY ASSOCIATION to be the free and voluntary act of such party for the uses and
purposes mentioned in the instrument.  Dated this    day of              , 1997.
                                                 ----      --------------


-------------------------------------------
(Signature)



-------------------------------------------
(Print Name) Notary Public, in and for the State of , residing at My Commission Expires

                               EXHIBIT A
                        DIAGRAM OF THE PROPERTY

                               EXHIBIT A-1
                             EXPANSION SPACE

                                EXHIBIT B
                                BASE RENT

-----------------------------------------------------------------------------
Month                                  Rent
-----------------------------------------------------------------------------
March 1997                             $10,650.00
-----------------------------------------------------------------------------
April '97 - June '97                   $10,914.00
-----------------------------------------------------------------------------
July'97-December'97                    $30,341.00
-----------------------------------------------------------------------------
January '98 - March '98                $5,139.00
-----------------------------------------------------------------------------
April '98 - December '98               $31,513.00
-----------------------------------------------------------------------------
January '99 - March '99                $32,109.00
-----------------------------------------------------------------------------
April'99- July'00                      $32,339.00
-----------------------------------------------------------------------------
August'00- June'02                     $34,936.00
-----------------------------------------------------------------------------
July ;02 - June '05                    $32,828.00
-----------------------------------------------------------------------------
July'05-July'07                        $35,782.00
-----------------------------------------------------------------------------

                               EXHIBIT C
                      RIDER 2 - SECOND AMENDMENT

The terms used in this Rider shall have the same definitions as set forth in the Lease. The provisions of this Rider shall prevail over any inconsistent or conflicting provisions of the Lease.

1. Tenant is granted the right to extend the term of this Lease beyond the expiration date of the initial Lease Term for one (I) period of sixty (60) months (each an "Extended Term"). If Tenant has defaulted in its obligations under this Lease, and failed to cure such defaults within any applicable cure period, then Tenant's right to extend the Lease for the Extended Terms shall automatically terminate. Tenant's rights to extend the Lease are personal to Tenant and may not be exercised by any subtenant or assignee of Tenant. Tenant's extension rights shall apply to all of the Property under lease to Tenant at the time. From and after the commencement of an Extended Term, all of the terms, covenants, and conditions of the Lease shall continue in full force and effect as written, except that Base Rent for the Extended Term shall be equal to equal to the market rate (referencing comparable terms such as comparable pass-through and concessions) for a sixty (60) month term for comparably improved space in the Willows/Marymoor HighTech/Office Park market which space shall be presumed to be improved only with office and warehouse tenant improvements similar to those provided by Landlord in WestPark for similarly situated office and warehouse space, and further assuming that the Premises are improved as thirty five percent (35%) office and sixty-five (65%) warehouse; provided that in no event shall the monthly Base Rent plus pass through for an Extended Term be less than the monthly Base Rent plus pass through for the last month of the term immediately preceding the Extended Term. Fair Market Rent shall be determined as set forth below.

2. To preserve its option to extend the Lease Term, Tenant shall give Landlord written notice of its election to commence extension proceedings (the "Extension Election") not less than eight (8) months prior to the first day of the applicable Extended Term.

3. If Tenant makes an Extension Election, the parties shall promptly meet to attempt to agree on Fair Market Rent. If they are unable to reach agreement within sixty (60) days after Tenant's Extension Election, then Tenant shall give Landlord written notice, within ten(l0) days after expiration of the sixty (60) day period, electing either to rescind its Extension election or to arbitrate the Fair market Rent as provided below, Failure of Tenant to give notice shall be deemed an election to rescind.

4. If the parties are unable to reach agreement on Fair Market Rent during the period specified in Section 3 of this Rider and Tenant elects arbitration as provided therein, then within ten (10) days after Tenant's election, each party shall advise the other in writing of the name and address of its arbitrator. The arbitrator shall be qualified as a real estate appraiser with at least ten (10) years experience with rental rates in Willows/Marymoor High-Tech/Office Park market who would qualify as an expert witness. Within ten (10) days after receipt of such notice from the initiating party (the "Instigator") designating its arbitrator, the other party (the "Recipient") shall give notice to Instigator, specifying the name and address of the person designated by Recipient to act as arbitrator on its behalf who shall be similarly qualified. If Recipient fails to notify Instigator of the appointment of its arbitrator, within or by the time above specified, then the arbitrator appointed by Instigator shall be the arbitrator or determine the issue. The duty of the arbitrator(s) shall be to determine the Fair Market Rent based solely on rental rates in the Willows/Marymoor High-Tech/Office market. If the two (2) arbitrators are so chosen the arbitrators so chosen shall meet within ten (10) days after the second arbitrator is appointed and, if within ten (10) days after such first meeting the two arbitrators shall be unable to agree promptly upon a determination of Fair Market Rent, they, themselves, shall appoint a third arbitrator, who shall be a competent and impartial person with qualifications similar to those required of the first two arbitrators. If they are unable to agree upon such appointment within five (5) days after expiration of said ten (10) day period, then either party, on behalf of both, may request appointment of such a qualified person by the then presiding judge of King County Superior Court acting in his/her private nonjudicial capacity, and the other party shall not raise any question as to such Judge's full power and jurisdiction to entertain the application for and make the appointment, and the parties agree to indemnify and hold the presiding judge fully and completely harmless from and against all claims arising out of the presiding judge's appointment of an arbitrator.

The three (3) arbitrators shall decide the dispute, if it has not been previously resolved, by following the procedure set forth in this Rider. The arbitrator selected by each of the parties shall state in writing his/her determination of the Fair Market Rent supported by the reasons therefore with counterpart copies to each party. The arbitrators shall arrange for a simultaneous exchange of such proposed resolutions. The role of the third arbitrator shall be to select which of the two proposed resolutions most closely approximates his/her determination of Fair Market Rent. The third arbitrator shall have no right to propose a middle ground or any modification of either of the two proposed resolutions. The resolution he/she chooses as most closely approximating his/her determination shall constitute the decision of the arbitrators and be final and binding upon the parties. The arbitrators shall attempt to decide the issue within thirty (30) days after the appointment of the third arbitrator. Any decision in which the arbitrator appointed by Landlord and the arbitrator appointed by Tenant concur shall be binding and conclusive upon the parties. Each party shall pay the fee and expenses of its respective arbitrator and both shall share equally the fee and expenses of the third arbitrator, if any, and the attorneys' fees and expenses of counsel for the respective parties and of witnesses shall be paid by the respective party engaging such counsel or calling such witnesses. The arbitrators shall render their decision and award in writing with counterpart copies to each party. The arbitrators shall have no power to modify the provisions of this Lease. Time is of the essence in this Rider.

                                EXHIBIT D
                        FIRST RIGHT OF OPPORTUNITY

The terms used in this Rider shall have the same definitions as set forth in the Lease. The provisions of this Rider shall prevail over any inconsistent or conflicting provisions of the Lease.

This Right of First Opportunity shall apply to the area shown in crosshatching on Exhibit A-1 hereto and labeled "Expansion Space." At such time as Landlord intends to offer all or part of the Expansion Space for lease, Landlord shall so notify Tenant, which notice shall include the terms (rate, term, etc.) on which Landlord intends to offer the Expansion Space or part thereof (the "offered Space"). If Landlord is offering a portion of the Expansion Space in conjunction with other, adjacent space, Landlord may designate the entirety of such offered space as the Offered Space. Tenant shall have five (5) days from receipt of such notice to notify Landlord that Tenant agrees to enter into a lease for the Offered Space on the terms stated in Landlord's notice or to enter into a lease for the Offered Space on such other terms as may be mutually agreeable to Landlord and Tenant in their sole discretion. The Right of First Opportunity shall be exercisable by Tenant only if Tenant is in possession of the Premises under this Lease and is not then nor has ever been in default under this Lease. Notwithstanding any other provision of this Section, this Right of First Opportunity shall expire on the 1 24th monthly anniversary of the extended Lease Term.

                                EXHIBIT E
                         CONFIRMATION ADVICE FORM
                            Confirmation Advice
                    (Draft for Discussion Purposes Only)

Date:

Confirming Bank: (Insert Name and Address)



Issuing Bank: (Insert Name and Address)

Teachers Insurance & Annuity Association (or Subsidiary Owner)
730 Third Avenue
New York, NY 10017


Dear Sirs:

At the request of the Issuing Bank indicated above, we quote below their Irrevocable Letter of Credit established in your favor.

QUOTE
We hereby establish our Irrevocable Letter of Credit No. (the "Letter of Credit" in your favor for the account of (Tenant) of for up to an aggregate amount of US $ ( U.S. Dollars) available by your sight draft(s) drawn on Specify Name of Issuing Bank accompanied by this original Letter of Credit.

Partial draw downs are permitted.
This Letter of Credit is subject to the Uniform Customs and Practice for Documentary Credits (1995 Revision) international Chamber of Commerce Publication No. 500.

We hereby agree that drafts drawn in accordance with the terms stipulated herein will be duly honored upon presentation and delivery of this original Letter of Credit and your sight draft if presented to (Specify bank department and address of Confirming New York City bank) on or before (Enter expiration date) on which date this Letter of Credit expires.

This Letter of Credit shall be automatically extended without amendment for an additional period of one year from the present and each future expiration date, unless at least 90 days prior to that date (specify name of Issuing Bank) provides written notice by hand delivery to:
    Teachers Insurance and Annuity Association (or Subsidiary Owner)
    Managing Director
    Mortgage & Real Estate

and a copy to:
Vice President and Chief Counsel
Mortgage & Real Estate at the above address that (Specify Name of Issuing Bank) elects not to renew their Letter of Credit.
(Specify name of Issuing Bank) Letter of Credit No. and
(specify name of confirming Bank) Confirmation No. must be quoted on all drafts presented under this Letter of Credit. UNQUOTE

We hereby irrevocably confirm the above referenced Letter of Credit and thereby undertake to pay on sight all drafts drawn and presented as specified therein on or before (Specify expiration date on which Letter of Credit expires) and any automatically extended date of the letter of Credit.

This confirmation shall be deemed automatically extended without amendment for one year from the expiration date or any future expiration date of the above referenced letter of Credit, unless we shall notify you at least 90 days prior to the expiration of this Confirmation by hand delivery to:

Teachers Insurance and Annuity Association (or Subsidiary Owner) Managing Director Mortgage & Real Estate and a copy to:

    Vice President and Chief Counsel
    Mortgage & Real Estate

that we have elected not to renew this Confirmation for such an additional period and that (Specify name of Issuing Bank) does not intend to renew the Letter of Credit as stipulated under the terms of the Letter of Credit.

Very Truly yours,




----------------------------------
Authorized Signature
Confirming Bank

                                     EXHIBIT 10.7
                                 PROCYTE CORPORATION
                                1996 STOCK OPTION PLAN


                                SECTION 1. PURPOSE

The purpose of the ProCyte Corporation 1996 Stock Option Plan (the "Plan") is to enhance the long-term shareholder value of ProCyte Corporation, a Washington corporation (the "Company"), by offering opportunities to employees, directors, officers, consultants, agents, advisors and independent contractors of the Company and its Subsidiaries (as defined in Section 2) to participate in the Company's growth and success, and to encourage them to remain in the service of the Company and its Subsidiaries and to acquire and maintain stock ownership in the Company.

                              SECTION 2. DEFINITIONS

For purposes of the Plan, the following terms shall be defined as set forth below:

2.1 Award

"Award" means an award or grant made to a Participant pursuant to the Plan, including awards or grants of Incentive Stock Options and Nonqualified Stock Options or any combination of the foregoing.

2.2 Board

"Board" means the Board of Directors of the Company.

2.3 Cause

"Cause" means dishonesty, fraud, misconduct, unauthorized use or disclosure of confidential information or trade secrets, or conviction or confession of a crime punishable by law (except minor violations), in each case as determined by the Plan Administrator, and its determination shall be conclusive and binding.

2.4 Code

"Code" means the Internal Revenue Code of 1986, as amended from time to time.

2.5 Common Stock

"Common Stock" means the common stock of the Company.

2.6 Corporate Transaction

"Corporate Transaction" means any of the following events:

    (a) Consummation of any merger or consolidation of the Company in which the Company is not the continuing or surviving corporation, or pursuant to which shares of the Common Stock are converted into cash, securities or other property, if following such merger or consolidation the holders of the Company's outstanding voting securities immediately prior to such merger or consolidation own less than 66-2/3% of the outstanding voting securities of the surviving corporation;

    (b) Consummation of any sale, lease, exchange or other transfer in one transaction or a series of related transactions of all or substantially all of the Company's assets other than a transfer of the Company's assets to a majority-owned subsidiary corporation (as the term "subsidiary corporation" is defined in Section 8.3) of the Company;

    (c) Approval by the holders of the Common Stock of any plan or proposal for the liquidation or dissolution of the Company; or

    (d) Acquisition by a person, within the meaning of Section 3(a)(9) or of
Section 13(d)(3) (as in effect on the date of adoption of the Plan) of the Exchange Act of a majority or more of the Company's outstanding voting securities (whether directly or indirectly, beneficially or of record).

    Ownership of voting securities shall take into account and shall include ownership as determined by applying Rule 13d-3(d)(1)(i) (as in effect on the date of adoption of the Plan) pursuant to the Exchange Act.

2.7 Disability

"Disability" means "disability" as that term is defined for purposes of
Section 22(e)(3) of the Code.

2.8 Exchange Act

"Exchange Act" means the Securities Exchange Act of 1934, as amended.

2.9 Fair Market Value

"Fair Market Value" shall be as established in good faith by the Plan Administrator or (a) if the Common Stock is listed on the Nasdaq National Market, the closing selling price for the Common Stock as reported by the Nasdaq National Market for a single trading day or (b) if the Common Stock is listed on the New York Stock Exchange or the American Stock Exchange, the closing selling price for the Common Stock as such price is officially quoted in the composite tape of transactions on such exchange for a single trading day. If there is no such reported price for the Common Stock for the date in question, then such price on the last preceding date for which such price exists shall be determinative of Fair Market Value.

2.10 Good Reason

"Good Reason" means the occurrence of any of the following events or conditions and the failure of the Successor Corporation to cure such event or condition within 30 days after receipt of written notice by the Holder:

    (a) a change in the Holder's status, title, position or responsibilities (including reporting responsibilities) that, in the Holder's reasonable judgment, represents a substantial reduction in the status, title, position or responsibilities as in effect immediately prior thereto; the assignment to the Holder of any duties or responsibilities that, in the Holder's reasonable judgment, are materially inconsistent with such status, title, position or responsibilities; or any removal of the Holder from or failure to reappoint or reelect the Holder to any of such positions, except in connection with the termination of the Holder's employment for Cause, for Disability or as a result of his or her death, or by the Holder other than for Good Reason;

    (b) a reduction in the Holder's annual base salary;

    (c) the Successor Corporation's requiring the Holder (without the Holder's consent) to be based at any place outside a 35-mile radius of his or her place of employment prior to a Corporate Transaction, except for reasonably required travel on the Successor Corporation's business that is not materially greater than such travel requirements prior to the Corporate Transaction;

    (d) the Successor Corporation's failure to (i) continue in effect any material compensation or benefit plan (or the substantial equivalent thereof) in which the Holder was participating at the time of a Corporate Transaction, including, but not limited to, the Plan, or (ii) provide the Holder with compensation and benefits substantially equivalent (in terms of benefit levels and/or reward opportunities) to those provided for under each material employee benefit plan, program and practice as in effect immediately prior to the Corporate Transaction;

    (e) any material breach by the Successor Corporation of its obligations to the Holder under the Plan or any substantially equivalent plan of the Successor Corporation; or

    (f) any purported termination of the Holder's employment or service for Cause by the Successor Corporation that does not comply with the terms of the Plan or any substantially equivalent plan of the Successor Corporation.

2.11  Grant Date

"Grant Date" means the date the Plan Administrator adopted the granting resolution or a later date designated in a resolution of the Plan
Administrator as the date an Award is to be granted.

2.12 Holder

"Holder" means the Participant to whom an Award is granted or, for a Holder who has died, the personal representative of the Holder's estate, the person(s) to whom the Holder's rights under the Award have passed by will or the applicable laws of descent and distribution or the beneficiary designated pursuant to Section 10.

2.13 Incentive Stock Option

"Incentive Stock Option" means an Option to purchase Common Stock granted under Section 7 with the intention that it qualify as an "incentive stock option" as that term is defined in Section 422 of the Code.

2.14 Nonqualified Stock Option

"Nonqualified Stock Option" means an Option to purchase Common Stock granted under Section 7 other than an Incentive Stock Option.

2.15 Option

"Option" means the right to purchase Common Stock granted under Section 7.

2.16 Participant

"Participant" means an individual who is a Holder of an Award or, as the context may require, any employee, director, officer, consultant, agent, advisor or independent contractor of the Company or a Subsidiary who has been designated by the Plan Administrator as eligible to participate in the Plan.

2.17 Plan Administrator

"Plan Administrator" means the Board or any committee of the Board designated to administer the Plan under Section 3.1.

2.18 Securities Act

"Securities Act" means the Securities Act of 1933, as amended.

2.19 Subsidiary

"Subsidiary," except as provided in Section 8.3 in connection with Incentive Stock Options, means any entity that is directly or indirectly controlled by the Company or in which the Company has a significant ownership interest, as determined by the Plan Administrator, and any entity that may become a direct or indirect parent of the Company.

2.20 Successor Corporation

"Successor Corporation" has the meaning set forth under Section 11.2.

                        SECTION 3. ADMINISTRATION

3.1 Plan Administrator

The Plan shall be administered by the Board or a committee or committees (which term includes subcommittees) appointed by, and consisting of two or more members of, the Board. If and so long as the Common Stock is registered under Section 12(b) or 12(g) of the Exchange Act, the Board shall consider in selecting the Plan Administrator and the membership of any committee acting as Plan Administrator for any persons subject or likely to become subject to
Section 16 under the Exchange Act the provisions regarding (a) "outside directors" as contemplated by Section 162(m) of the Code and (b) "nonemployee directors" as contemplated by Rule 16b-3 under the Exchange Act. The Board may delegate the responsibility for administering the Plan with respect to designated classes of eligible Participants to different committees, subject to such limitations as the Board deems appropriate. Committee members shall serve for such term as the Board may determine, subject to removal by the Board at any time.

3.2 Administration and Interpretation by the Plan Administrator

Except for the terms and conditions explicitly set forth in the Plan, the Plan Administrator shall have exclusive authority, in its discretion, to determine all matters relating to Awards under the Plan, including the selection of individuals to be granted Awards, the type of Awards, the number of shares of Common Stock subject to an Award, all terms, conditions, restrictions and limitations, if any, of an Award and the terms of any instrument that evidences the Award. The Plan Administrator shall also have exclusive authority to interpret the Plan and may from time to time adopt, and change, rules and regulations of general application for the Plan's administration. The Plan Administrator's interpretation of the Plan and its rules and regulations, and all actions taken and determinations made by the Plan Administrator pursuant to the Plan, shall be conclusive and binding on all parties involved or affected. The Plan Administrator may delegate administrative duties to such of the Company's officers as it so determines.

                    SECTION 4. STOCK SUBJECT TO THE PLAN

4.1 Authorized Number of Shares

Subject to adjustment from time to time as provided in Section 11.1, a maximum of 550,000 shares of Common Stock shall be available for issuance under the Plan. Shares issued under the Plan shall be drawn from authorized and unissued shares.

4.2 Limitations

Subject to adjustment from time to time as provided in Section 11.1, not more than 150,000 shares of Common Stock may be made subject to Awards under the Plan to any individual Participant in the aggregate in any one fiscal year of the Company; except that the Company may make additional one-time grants of up to 300,000 shares to newly hired Participants such limitation shall be applied in a manner consistent with the requirements of, and only to the extent required for compliance with, the exclusion from the limitation on deductibility of compensation under Section 162(m) of the Code.

4.3 Reuse of Shares

Any shares of Common Stock that have been made subject to an Award that cease to be subject to the Award (other than by reason of exercise or payment of the Award to the extent it is exercised for in shares), shall again be available for issuance in connection with future grants of Awards under the Plan; provided, however, that any such shares shall be counted in accordance with the requirements of Section 162(m) of the Code.

                    SECTION 5. ELIGIBILITY

Awards may be granted under the Plan to those officers, directors and key employees of the Company and its Subsidiaries as the Plan Administrator from time to time selects. Awards may also be made to consultants, agents, advisors and independent contractors who provide services to the Company and its Subsidiaries.

                      SECTION 6. AWARDS

6.1 Form and Grant of Awards

The Plan Administrator shall have the authority, in its sole discretion, to determine the type or types of Awards to be made under the Plan. Such Awards may consist of Incentive Stock Options and/or Nonqualified Stock Options. Awards may be granted singly or in combination.

6.2 Acquired Company Awards

Notwithstanding anything in the Plan to the contrary, the Plan Administrator may grant Awards under the Plan in substitution for awards issued under other plans, or assume under the Plan awards issued under other plans, if the other plans are or were plans of other acquired entities ("Acquired Entities") (or the parent of the Acquired Entity) and the new Award is substituted, or the old award is assumed, by reason of a merger, consolidation, acquisition of property or of stock, reorganization or liquidation (the "Acquisition Transaction"). In the event that a written agreement pursuant to which the Acquisition Transaction is completed is approved by the Board and said agreement sets forth the terms and conditions of the substitution for or assumption of outstanding awards of the Acquired Entity, said terms and conditions shall be deemed to be the action of the Plan Administrator without any further action by the Plan Administrator, except as may be required for compliance with Rule 16b-3 under the Exchange Act, and the persons holding such Awards shall be deemed to be Participants and Holders.

                         SECTION 7. AWARDS OF OPTIONS

7.1 Grant of Options

The Plan Administrator is authorized under the Plan, in its sole discretion, to issue Options as Incentive Stock Options or as Nonqualified Stock Options, which shall be appropriately designated.

7.2 Option Exercise Price

The exercise price for shares purchased under an Option shall be as determined by the Plan Administrator, but shall not be less than 100% of the Fair Market Value of the Common Stock on the Grant Date with respect to Incentive Stock Options and not less than 85% of the Fair Market Value of the Common Stock on the Grant Date with respect to Nonqualified Stock Options.

7.3 Term of Options

The term of each Option shall be as established by the Plan Administrator or, if not so established, shall be 10 years from the Grant Date.

7.4 Exercise of Options

The Plan Administrator shall establish and set forth in each instrument that evidences an Option the time at which or the installments in which the Option shall become exercisable, which provisions may be waived or modified by the Plan Administrator at any time. If not so established in the instrument evidencing the Option, the Option will become exercisable according to the following schedule, which may be waived or modified by the Plan Administrator at any time:


   Period of Holder's Continuous Employment
or Service With the Company or Its Subsidiaries        Percent of Total Option
         From the Option Grant Date                      That Is Exercisable
-----------------------------------------------        -----------------------

                 After 1 year                                    1/3
                 After 2 years                                   2/3
                 After 3 years                                   100%


Unless the Plan Administrator determines otherwise, the vesting schedule of an Option shall be adjusted proportionately to the extent the Holder works less than "full time" as that term is defined by the Plan Administrator.

To the extent that the right to purchase shares has accrued thereunder, an Option may be exercised from time to time by written notice to the Company, in accordance with procedures established by the Plan Administrator, setting forth the number of shares with respect to which the Option is being exercised and accompanied by payment in full as described in Section 7.5.
The Plan Administrator may determine at any time that an Option may not be exercised as to less than 100 shares at any one time (or the lesser number of remaining shares covered by the Option).

7.5  Payment of Exercise Price

The exercise price for shares purchased under an Option shall be paid in full to the Company by delivery of consideration equal to the product of the Option exercise price and the number of shares purchased. Such consideration must be paid in cash or by check, or a combination of cash and/or check and one or more of the following alternative forms: (a) tendering (either actually or, if and so long as the Common Stock is registered under Section 12(b) or 12(g) of the Exchange Act, by attestation) Common Stock already owned by the Holder for at least six months (or any shorter period necessary to avoid a charge to the Company's earnings for financial reporting purposes) having a Fair Market Value on the day prior to the exercise date equal to the aggregate Option exercise price; (b) if and so long as the Common Stock is registered under Section 12(b) or 12(g) of the Exchange Act, delivery of a properly executed exercise notice, together with irrevocable instructions, to
(i) a brokerage firm designated by the Company to deliver promptly to the Company the aggregate amount of sale or loan proceeds to pay the Option exercise price and any withholding tax obligations that may arise in connection with the exercise and (ii) the Company to deliver the certificates for such purchased shares directly to such brokerage firm, all in accordance with the regulations of the Federal Reserve Board; if permitted by the Plan Administrator, in its sole discretion, either at the time the Option is granted or at any time before it is exercised and subject to such limitations as the Plan Administrator may determine, (c) a promissory note delivered pursuant to Section 9; or (d) such other consideration as the Plan Administrator may permit.

7.6  Post-Termination Exercises

The Plan Administrator shall establish and set forth in each instrument that evidences an Option whether the Option will continue to be exercisable, and the terms and conditions of such exercise, if a Holder ceases to be employed by, or to provide services to, the Company or its Subsidiaries, which provisions may be waived or modified by the Plan Administrator at any time. If not so established in the instrument evidencing the Option, the Option will be exercisable according to the following terms and conditions, which may be waived or modified by the Plan Administrator at any time.

In case of termination of the Holder's employment or services other than by reason of death or Cause, the Option shall be exercisable, to the extent of the number of shares purchasable by the Holder at the date of such termination, only (a) within three months after the date the Holder ceases to be an employee, director, officer, consultant, agent, advisor or independent contractor of the Company or a Subsidiary if termination of the Holder's employment or services is for any reason other than Disability or (b) within one year if such termination is because of Disability, but in no event later than the remaining term of the Option. Any Option exercisable at the time of the Holder's death may be exercised, at any time or from time to time within one year after the date of death, but in no event later than the remaining term of the Option, to the extent of the number of shares purchasable by the Holder at the date of the Holder's death, by the personal representative of the Holder's estate the person(s) to whom the Holder's rights under the Award have passed by will or the applicable laws of descent and distribution or the beneficiary designated pursuant to Section 10. In case of termination of the Holder's employment or services for Cause, the Option shall automatically terminate upon first notification to the Holder of such termination, unless the Plan Administrator determines otherwise. If a Holder's employment or services with the Company are suspended pending an investigation of whether the Holder shall be terminated for Cause, all the Holder's rights under any Option likewise shall be suspended during the period of investigation.

A transfer of employment or services between or among the Company and its Subsidiaries shall not be considered a termination of employment or services. The effect of a Company-approved leave of absence on the terms and conditions of an option shall be determined by the Plan Administrator, in its sole discretion.

                     SECTION 8. INCENTIVE STOCK OPTION LIMITATIONS

To the extent required by Section 422 of the Code, Incentive Stock Options shall be subject to the following additional terms and conditions:

8.1  Dollar Limitation

To the extent the aggregate Fair Market Value (determined as of the Grant
Date) of Common Stock with respect to which Incentive Stock Options are exercisable for the first time during any calendar year (under the Plan and all other stock option plans of the Company) exceeds $100,000, such portion in excess of $100,000 shall be treated as a Nonqualified Stock Option. In the event the Participant holds two or more such Options that become exercisable for the first time in the same calendar year, such limitation shall be applied on the basis of the order in which such Options are granted.

8.2  10% Shareholders

If a Participant owns more than 10% of the total voting power of all classes of the Company's stock, then the exercise price per share of an Incentive Stock Option shall not be less than 110% of the Fair Market Value of the Common Stock on the Grant Date and the Option term shall not exceed five years. The determination of 10% ownership shall be made in accordance with
Section 422 of the Code.

8.3  Eligible Employees

Individuals who are not employees of the Company or one of its parent corporations or subsidiary corporations may not be granted Incentive Stock Options. For purposes of this Section 8.3, "parent corporation" and "subsidiary corporation" shall have the meanings attributed to those terms for purposes of Section 422 of the Code.

8.4  Term

The term of an Incentive Stock Option shall not exceed 10 years.

8.5  Exercisability

To qualify for Incentive Stock Option tax treatment, an Option designated as an Incentive Stock Option must be exercised within three months after termination of employment for reasons other than death, except that, in the case of termination of employment due to total disability, such Option must be exercised within one year after such termination. Employment shall not be deemed to continue beyond the first 90 days of a leave of absence unless the Participant's reemployment rights are guaranteed by statute or contract. For purposes of this Section 8.5, "total disability" shall mean a mental or physical impairment of the Participant which is expected to result in death or which has lasted or is expected to last for a continuous period of 12 months or more and which causes the Participant to be unable, in the opinion of the Company and two independent physicians, to perform his or her duties for the Company and to be engaged in any substantial gainful activity. Total disability shall be deemed to have occurred on the first day after the Company and the two independent physicians have furnished their opinion of total disability to the Plan Administrator.

8.6  Taxation of Incentive Stock Options

In order to obtain certain tax benefits afforded to Incentive Stock Options under Section 422 of the Code, the Participant must hold the shares issued upon the exercise of an Incentive Stock Option for two years after the Grant Date of the Incentive Stock Option and one year from the date of exercise. A Participant may be subject to the alternative minimum tax at the time of exercise of an Incentive Stock Option. The Plan Administrator may require a Participant to give the Company prompt notice of any disposition of shares acquired by the exercise of an Incentive Stock Option prior to the expiration of such holding periods.

8.7  Promissory Notes

The amount of any promissory note delivered pursuant to Section 9 in connection with an Incentive Stock Option shall bear interest at a rate specified by the Plan Administrator but in no case less than the rate required to avoid imputation of interest (taking into account any exceptions to the imputed interest rules) for federal income tax purposes.

         SECTION 9. LOANS, INSTALLMENT PAYMENTS AND LOAN GUARANTEES

To assist a Holder (including a Holder who is an officer or director of the Company) in acquiring shares of Common Stock pursuant to an Award granted under the Plan, the Plan Administrator, in its sole discretion, may authorize, either at the Grant Date or at any time before the acquisition of Common Stock pursuant to the Award, (a) the extension of a loan to the Holder by the Company, (b) the payment by the Holder of the purchase price, if any, of the Common Stock in installments, or (c) the guarantee by the Company of a loan obtained by the grantee from a third party. The terms of any loans, installment payments or loan guarantees, including the interest rate and terms of repayment, will be subject to the Plan Administrator's discretion. Loans, installment payments and loan guarantees may be granted with or without security. The maximum credit available is the purchase price, if any, of the Common Stock acquired, plus the maximum federal and state income and employment tax liability that may be incurred in connection with the acquisition.

                           SECTION 10. ASSIGNABILITY

No Award granted under the Plan may be assigned, pledged or transferred by the Holder other than by will or by the laws of descent and distribution, and during the Holder's lifetime, such Awards may be exercised only by the Holder. Notwithstanding the foregoing, and to the extent permitted by Section 422 of the Code, the Plan Administrator, in its sole discretion, may permit such assignment, transfer and exercisability and may permit a Holder of such Awards to designate a beneficiary who may exercise the Award or receive compensation under the Award after the Holder's death; provided, however, that any Award so assigned or transferred shall be subject to all the same terms and conditions contained in the instrument evidencing the Award.

                           SECTION 11. ADJUSTMENTS

11.1 Adjustment of Shares

In the event that, at any time or from time to time, a stock dividend, stock split, spin-off, combination or exchange of shares, recapitalization, merger, consolidation, distribution to shareholders other than a normal cash dividend, or other change in the Company's corporate or capital structure results in (a) the outstanding shares, or any securities exchanged therefor or received in their place, being exchanged for a different number or class of securities of the Company or of any other corporation or (b) new, different or additional securities of the Company or of any other corporation being received by the holders of shares of Common Stock of the Company, then the Plan Administrator, in its sole discretion, shall make such equitable adjustments as it shall deem appropriate in the circumstances in (i) the maximum number and class of securities subject to the Plan as set forth in
Section 4.1, (ii) the maximum number and class of securities that may be made subject to Awards to any individual Participant as set forth in Section 4.2, and (iii) the number and class of securities that are subject to any outstanding Award and the per share price of such securities, without any change in the aggregate price to be paid therefor. The determination by the Plan Administrator as to the terms of any of the foregoing adjustments shall be conclusive and binding.

11.2 Corporate Transaction

Except as otherwise provided in the instrument that evidences the Award, in the event of any Corporate Transaction, each Award that is at the time outstanding shall automatically accelerate so that each such Award shall, immediately prior to the specified effective date for the Corporate Transaction, become 100% vested, except that such acceleration will not occur, if in the opinion of the Company's accountants, it would render unavailable "pooling of interest" accounting for a Corporate Transaction that would otherwise qualify for such accounting treatment. Such Award shall not so accelerate, however, if and to the extent that (a) such Award is, in connection with the Corporate Transaction, either to be assumed by the successor corporation or parent thereof (the "Successor Corporation") or to be replaced with a comparable award for the purchase of shares of the capital stock of the Successor Corporation or (b) such Award is to be replaced with a cash incentive program of the Successor Corporation that preserves the spread existing at the time of the Corporate Transaction and provides for subsequent payout in accordance with the same vesting schedule applicable to such Award. The determination of Award comparability under clause (a) above shall be made by the Plan

Administrator, and its determination shall be conclusive and binding. All such Awards shall terminate and cease to remain outstanding immediately following the consummation of the Corporate Transaction, except to the extent assumed by the Successor Corporation. Any such Awards that are assumed or replaced in the Corporate Transaction and do not otherwise accelerate at that time shall be accelerated in the event the Holder's employment or services should subsequently terminate within two years following such Corporate Transaction, unless such employment or services are terminated by the Successor Corporation for Cause or by the Holder voluntarily without Good Reason.

11.3 Further Adjustment of Awards

Subject to the preceding Section 11.2, the Plan Administrator shall have the discretion, exercisable at any time before a sale, merger, consolidation, reorganization, liquidation or change in control of the Company, as defined by the Plan Administrator, to take such further action as it determines to be necessary or advisable, and fair and equitable to Participants, (but shall not be limited to) establishing, amending or waiving the type, terms, conditions or duration of, or restrictions on, Awards so as to provide for earlier, later, extended or additional time for exercise and other modifications, and the Plan Administrator may take such actions with respect to all Participants, to certain categories of Participants or only to individual Participants. The Plan Administrator may take such actions before or after granting Awards to which the action relates and before or after any public announcement with respect to such sale, merger, consolidation, reorganization, liquidation or change in control that is the reason for such action.

11.4 Limitations

The grant of Awards will in no way affect the Company's right to adjust, reclassify, reorganize or otherwise change its capital or business structure or to merge, consolidate, dissolve, liquidate or sell or transfer all or any part of its business or assets.

                             SECTION 12. WITHHOLDING

The Company may require the Holder to pay to the Company the amount of any withholding taxes that the Company is required to withhold with respect to the grant or exercise of any Award. In such instances, the Plan Administrator may, in its discretion and subject to the Plan and applicable law, permit the Holder to satisfy withholding obligations, in whole or in part, by paying cash, by electing to have the Company withhold shares of Common Stock or by transferring shares of Common Stock to the Company, in such amounts as are equivalent to the Fair Market Value of the withholding obligation. The Company shall have the right to withhold from any shares of Common Stock issuable pursuant to an Award or from any cash amounts otherwise due or to become due from the Company to the Participant an amount equal to such taxes. The Company may also deduct from any Award any other amounts due from the Participant to the Company or a Subsidiary.

                   SECTION 13. AMENDMENT AND TERMINATION OF PLAN

13.1 Amendment of Plan

The Plan may be amended by the shareholders of the Company. The Board may also amend the Plan in such respects as it shall deem advisable; however, to the extent required for compliance with Section 422 of the Code or any applicable law or regulation, shareholder approval will be required for any amendment that will (a) increase the aggregate number of shares as to which Options may be granted, (b) modify the employees or class of employees eligible to receive Incentive Stock Options, or (c) otherwise require shareholder approval under any applicable law or regulation. Amendments made to the Plan which would constitute "modifications" to Incentive Stock Options outstanding on the date of such Amendments shall not be applicable to such outstanding Incentive Stock Options but shall have prospective effect only.

13.2 Termination of Plan

The Company's shareholders or the Board may suspend or terminate the Plan at any time. The Plan will have no fixed expiration date; provided, however, that no Incentive Stock Options may be granted more than 10 years after the earlier of the Plan's adoption by the Board or approval by the shareholders.

13.3 Consent of Holder

The amendment or termination of the Plan shall not, without the consent of the Holder of any Award under the Plan, alter or impair any rights or obligations under any Award theretofore granted under the Plan.

                                     SECTION 14. GENERAL

14.1 Award Agreements

Awards granted under the Plan shall be evidenced by a written agreement which shall contain such terms, conditions, limitations and restrictions as the Plan Administrator shall deem advisable and which are not inconsistent with the Plan.

14.2 Continued Employment or Services; Rights in Awards

None of the Plan, participation in the Plan as a Participant or any action of the Plan Administrator taken under the Plan shall be construed as giving any Participant or employee of the Company any right to be retained in the employ of the Company or limit the Company's right to terminate the employment or services of the Participant.

14.3 Registration; Certificates for Shares

The Company shall be under no obligation to any Participant to register for offering or resale or to qualify for exemption under the Securities Act, or to register or qualify under state securities laws, any shares of Common Stock, security or interest in a security paid or issued under, or created by, the Plan, or to continue in effect any such registrations or qualifications if made. The Company may issue certificates for shares with such legends and subject to such restrictions on transfer and stop-transfer instructions as counsel for the Company deems necessary or desirable for compliance by the Company with federal and state securities laws.

Inability of the Company to obtain, from any regulatory body having jurisdiction, the authority deemed by the Company's counsel to be necessary for the lawful issuance and sale of any shares hereunder or the unavailability of an exemption from registration for the issuance and sale of any shares hereunder shall relieve the Company of any liability in respect of the nonissuance or sale of such shares as to which such requisite authority shall not have been obtained.

14.4 No Rights as a Shareholder

No Award shall entitle the Holder to any dividend, voting or other right of a shareholder unless and until the date of issuance under the Plan of the shares that are the subject of such Award, free of all applicable restrictions.

14.5 Compliance With Laws and Regulations

Notwithstanding anything in the Plan to the contrary, the Board, in its sole discretion, may bifurcate the Plan so as to restrict, limit or condition the use of any provision of the Plan to Participants who are officers or directors subject to Section 16 of the Exchange Act without so restricting, limiting or conditioning the Plan with respect to other Participants. Additionally, in interpreting and applying the provisions of the Plan, any Option granted as an Incentive Stock Option pursuant to the Plan shall, to the extent permitted by law, be construed as an "incentive stock option" within the meaning of Section 422 of the Code.

14.6 No Trust or Fund

The Plan is intended to constitute an "unfunded" plan. Nothing contained herein shall require the Company to segregate any monies or other property, or shares of Common Stock, or to create any trusts, or to make any special deposits for any immediate or deferred amounts payable to any Participant, and no Participant shall have any rights that are greater than those of a general unsecured creditor of the Company.

14.7 Severability

If any provision of the Plan or any Award is determined to be invalid, illegal or unenforceable in any jurisdiction, or as to any person, or would disqualify the Plan or any Award under any law deemed applicable by the Plan Administrator, such provision shall be construed or deemed amended to conform to applicable laws, or, if it cannot be so construed or deemed amended without, in the Plan Administrator's determination, materially altering the intent of the Plan or the Award, such provision shall be stricken as to such jurisdiction, person or Award, and the remainder of the Plan and any such Award shall remain in full force and effect.

                           SECTION 15. EFFECTIVE DATE

The Plan's effective date is the date on which it is adopted by the Board, so long as it is approved by the Company's shareholders at any time within 12 months of such adoption or, if earlier, and to the extent required for compliance with Rule 16b-3 under the Exchange Act, at the next annual meeting of the Company's shareholders after adoption of the Plan by the Board.

Adopted by the Board on July 23, 1996 and approved by the Company's shareholders on __________, 199__.

                                      EXHIBIT 10.9
                 CONSULTING AND SEPARATION AGREEMENT FOR MR. JOSEPH ASHLEY

     THIS CONSULTING AND SEPARATION AGREEMENT (this "Agreement") dated as of August 12, 1996 is entered into by and between Joseph Ashley ("Ashley") and ProCyte Corporation ("ProCyte").

                                       RECITALS

     A. Ashley has been employed as Chief Executive Officer and President of ProCyte and serves as Chairman of ProCyte's Board of Directors (the "Board of Directors"). Ashley's employment relationship with ProCyte is terminated effective August 12, 1996.

     B. Ashley and ProCyte wish to have Ashley continue as a Director and Chairman of the Board of Directors and to provide consulting services to ProCyte, upon the terms and conditions set forth herein.

                                      AGREEMENTS

     NOW, THEREFORE, in consideration of the foregoing recitals and the mutual promises contained below, it is agreed as follows:

     1. Employment; Chairman of the Board

     Effective August 12, 1996, Ashley's employment with ProCyte is terminated and he has resigned as Chief Executive Officer and President of ProCyte. Ashley will continue to serve as a Director and Chairman of the Board of Directors through the next annual shareholders meeting, his nomination and election thereafter being at the discretion of the Board of Directors and/or shareholders, as the case may be.

     2. Consulting Services

     As and when requested by ProCyte, Ashley shall provide consulting services to ProCyte until August 11, 1999 (the "Consulting Period"); provided, however, that the consulting services will be provided at mutually agreed upon times at ProCyte's offices, Kirkland, Washington, or such other locations reasonably requested by ProCyte and will not exceed an average of eight (8) hours per week unless otherwise agreed. Ashley shall be reimbursed for all preapproved, reasonable out-of-pocket business expenses incurred by him in providing the consulting services upon presentation of an itemized expense voucher, in a form prescribed by ProCyte, together with receipts or other reasonable evidence or substantiation of these expenses.

     3. Consideration

     (a) Cash. In consideration of this Agreement, ProCyte shall pay Ashley at an annual rate of $107,500 (i.e., approximately 50% of his current gross base salary) at ProCyte's normal pay periods (currently every two weeks) during the Consulting Period. In addition, ProCyte shall pay Ashley for a period of up to eighteen (18) months after his termination of employment the cost of any health insurance benefits he elects to continue under COBRA for himself and/or his eligible dependents

     (b) Tax Consequences. Because Ashley is an independent contractor, no withholding of taxes will be made from the amounts paid pursuant to Section 3(a). Ashley assumes any and all tax obligations that may be imposed now or at any future time with respect to such payments. Ashley shall indemnify and hold harmless ProCyte and its responsible directors, officers, or managers against any claims, assessments, liens, penalties, or judgments that may be asserted against ProCyte or its directors, officers, or managers for liability for unpaid taxes associated with the payments or treatment or characterization of the payments to Ashley.

     (c) Stock Option. The stock option granted to Ashley on January 26, 1995 to purchase One Hundred Fifty Thousand (150,000) shares of ProCyte Common Stock at $2.94 per share (the "Option") pursuant to ProCyte's 1989 Stock Option Plan (the "Plan") shall continue to vest and be exercisable during the term of Ashley's consulting services because his consulting relationship constitutes a continuing relationship with ProCyte under the Plan, it being recognized that the Option will become a nonqualified stock option and lose its status as an incentive stock option. During the Consulting Period, Ashley shall not be eligible for, and shall rescind, any stock option grants pursuant to the 1991 Stock Option Plan for Nonemployee Directors or any other stock option plan for nonemployee directors.

     (d) Compensation as Director. During the Consulting Period, Ashley shall not receive any compensation for his continuing service as a Director or Chairman of the Board of Directors, other than reimbursement for his expenses.

     4. Benefits

     Except as expressly provided in this Agreement, all benefits to which Ashley was entitled as of the date of termination of employment shall cease as of the date of termination of employment, except Ashley's right to health insurance benefits under COBRA, if Ashley elects, and his right, in accordance with federal law, to leave his 401(k) contributions in ProCyte's 401(k) plan.

     5. Reaffirmation of Prior Agreements

     Ashley and ProCyte expressly reaffirm and incorporate herein as part of this Agreement the following agreements:

     (a) Indemnity Agreement. The Indemnity Agreement that Ashley signed effective February 23, 1995, shall remain in full force and effect.

     (b) Propriety Information and Invention Agreement. The Propriety Information and Invention Agreement that Ashley signed effective January 29, 1987 shall remain in full force and effect, it being understood and agreed that the provisions applicable or relating to employment shall also be applicable or relate to his consulting services during the Consulting Period.

     (c) Confidentiality and Computer Systems Agreement. The Confidentiality and Computer Systems Agreement that Ashley signed effective January 28, 1994 shall remain in full force and effect.

     6. Nonsolicitation

     Ashley shall not directly or indirectly solicit or entice, or attempt to solicit or entice, any employee, consultant, customer, research collaborator or corporate partner of ProCyte to cease his, her, or its relationship with ProCyte.

     7. Cooperation in Ongoing Litigation

     Ashley agrees to make himself available for, and to provide whatever cooperation and assistance may be requested by ProCyte relating to, any ongoing or future litigation in which ProCyte or any officer, director, stockholder, manager, agent or representative of ProCyte is a party or has a direct interest relating to matters occurring before or during Ashley's employment with ProCyte or service on the Board of Directors, including, without limitation, In re ProCyte Securities Litigation and any related cases; provided, however, that Ashley will not be expected to spend time on such matters in excess of the time he is to be consulting pursuant to Section 2 unless ProCyte has agreed to compensate him at a reasonable consulting fee plus expenses. Ashley shall execute all documents in connection with such matters as may be reasonably requested of him.

     8. No Disparagement

     Ashley shall not make any disparaging or negative remarks to anyone, either inside or outside of ProCyte, about ProCyte or ProCyte's business, business practices, products, patents, technology, marketing strategy, services, policies, judgments, decisions, officers, directors, or employees. ProCyte shall not make any disparaging or negative remarks to anyone, either inside or outside of ProCyte, about Ashley or Ashley's proposed business, business practices, services, judgments or decisions.

     9. General Release of Claims

     Ashley expressly waives any claims against ProCyte and releases ProCyte (including its officers, directors, shareholders, managers, agents and representatives) from any claims that Ashley may have in any way arising out of or connected with Ashley's employment with ProCyte. It is understood that this release includes, but is not limited to, any claims for wages, bonuses, employment benefits, or damages of any kind whatsoever, arising out of any contracts, express or implied, any covenant of good faith and fair dealing, express or implied, any theory of wrongful discharge, any legal restriction on ProCyte's right to terminate employees, or any federal, state or other governmental statute or ordinance, including, without limitation, Title VII of the Civil Rights Act of 1964, the federal Age Discrimination in Employment Act, the Americans with Disabilities Act, the Washington Law Against Discrimination, or any other legal limitation on the employment relationship.

     Ashley represents that he has not filed any complaints, charges or lawsuits against ProCyte with any governmental agency or any court, and agrees that he shall not initiate, assist or encourage any such actions.

     This waiver and release shall not waive or release claims where the events in dispute first arise after execution of this Agreement, nor shall it preclude Ashley from filing a lawsuit for the exclusive purpose of enforcing Ashley's rights under this Agreement.

     10. Severability

     The provisions of this Agreement are severable, and if any part of it is found to be unlawful or unenforceable, the other provisions of this Agreement shall remain fully valid and enforceable to the maximum extent consistent with applicable law.

     11. Knowing and Voluntary Agreement

     Ashley represents and agrees that he has read this Agreement, understands its terms and the fact that it releases any claim he might have against ProCyte and its agents, understands that he has the right to consult counsel of choice and has done so, or knowingly waives the right to do so, and enters into this Agreement without duress or coercion from any source.

     12. Entire Agreement

     This Agreement sets forth the entire understanding between Ashley and ProCyte and supersedes and cancels the Key Executive Severance Agreement dated as of February 23, 1995 and any other prior agreements or understandings, express or implied, with respect to the subject matter hereof, including the terms of Ashley's consulting services to be provided to ProCyte and the termination of his relationship as an employee and officer. Ashley acknowledges that in executing this Agreement, Ashley does not rely upon any representation or statement by ProCyte or any representative of ProCyte concerning the subject matter of this Agreement, except as expressly set forth in the text of this Agreement.

     IN WITNESS WHEREOF, the parties have executed this Agreement as of the date first set forth above.


PROCYTE CORPORATION

By:  /S/ Thomas E. Tierney
     ---------------------------------
     THOMAS E. TIERNEY
     CHAIRMAN, COMPENSATION COMMITTEE

By:  /S/ Joseph Ashley
     ---------------------------------
     JOSEPH ASHLEY

                                     EXHIBIT 10.11
                         CHANGE OF CONTROL AGREEMENT BETWEEN
                      PROCYTE CORPORATION AND JOHN F. CLIFFORD

This Change of Control Agreement (this "Agreement"), dated as of August 12,~, 1996, is between PROCYTE CORPORATION, a Washington corporation (the "Company"), and JOHN F. CLIFFORD (the "Executive").

The Board of Directors of the Company (the "Board") has determined that it is in the best interests of the Company and its stockholders to ensure that the Company will have the continued dedication of the Executive, notwithstanding the possibility, threat or occurrence of a Change of Control (as defined in Section 1.1 below) of the Company. The Board believes it is imperative to diminish the inevitable distraction of the Executive arising from the personal uncertainties and risks created by a pending or threatened Change of Control, to encourage the Executive's full attention and dedication to the Company currently and in the event of any threatened or pending Change of Control, and to provide the Executive with reasonable compensation and benefit arrangements upon a Change of Control.

In order to accomplish these objectives, the Board has caused the Company to enter into this Agreement.

                           1. DEFINITIONS

1.1  Change of Control

Shall have the definition set forth in Appendix A to this Agreement, which is hereby incorporated by reference.

1.2  Change of Control Date

Shall mean the first date on which a Change of Control occurs.

1.3  Employment Period

Shall mean the two-year period commencing on the Change of Control Date and ending on the second anniversary of such date.

                          2. TERM

The term of this Agreement ("Term") shall be for a period of two (2) years from the date of this Agreement as first entered above, at which time this Agreement shall terminate without further action by either the Company or the Executive; provided, however, that if a Change in Control occurs during the Term, the Term shall automatically extend for the duration of the Employment Period.

3. EMPLOYMENT

3.1  Employment Period

During the Employment Period, the Company hereby agrees to continue the Executive in its employ or in the employ of its affiliated companies, and the Executive hereby agrees to remain in the employ of the Company or its affiliated companies, in accordance with the terms and provisions of this Agreement; provided, however, that either the Company or the Executive may terminate the employment relationship subject to the terms of this Agreement.

3.2  Position and Duties

During the Employment Period, the Executive's position, authority, duties and responsibilities shall be at least commensurate in all material respects with the most significant of those held, exercised and assigned at any time during the 90-day period immediately preceding the Change of Control Date.

3.3  Location

During the Employment Period, the Executive's services shall be performed at the Company's headquarters on the Change of Control Date or any office which is subsequently designated as the headquarters of the Company and is less than 30 miles from such location.

3.4  Employment at Will

The Executive and the Company acknowledge that, except as may otherwise be provided under any other written agreement between The Executive and the Company, the employment of the Executive by the Company or its affiliated companies is "at will" and may be terminated by either the Executive or the Company or its affiliated companies at any time with or without cause. Moreover, if prior to the Change of Control Date, the Executive's employment with the Company or its affiliated companies terminates for any reason, then the Executive shall have no further rights under this Agreement; provided, however, that Company may not avoid liability for any termination payments which would have been required during the Employment Period pursuant to
Section 8 below by terminating the Executive prior to the Employment Period where such termination is carried out in anticipation of a Change of Control and the principal motivating purpose is to avoid liability for such termination payments.

3.5  Board of Directors

The Executive is currently a member of the Board but his continuation as such shall be subject to the will of the Company's stockholders and the Board, as provided in the Company's by-laws and certificate of incorporation. Removal of the-Executive from, or nonelection of the Executive to, the Board by the Company's stockholders or the Board, as provided in the Company's by-laws and certificate of incorporation, shall in no event be deemed a breach of this Agreement by the Company.

                       4. ATTENTION AND EFFORT

During the Employment Period, and excluding any periods of vacation and sick leave to which the Executive is entitled, the Executive will devote all of his productive time, ability, attention and effort to the business and affairs of the Company and the discharge of the responsibilities assigned to him hereunder, and will use his reasonable best efforts to perform faithfully and efficiently such responsibilities. It shall not be a violation of this Agreement for the Executive to (a) serve on corporate, civic or charitable boards or committees, (b) deliver lectures, fulfill speaking engagements or teach at educational institutions, and (c) manage personal investments, so long as such activities do not significantly interfere with the performance of the Executive's responsibilities in accordance with this Agreement. It is expressly understood and agreed that to the extent any such activities have been conducted by the Executive prior to the Employment Period, the continued conduct of such activities (or the conduct of activities similar in nature and scope thereto) during the Employment Period shall not thereafter be deemed to interfere with the performance of the Executive's responsibilities to the Company.

                            5. COMPENSATION

As long as the Executive remains employed by the Company during the Employment Period, the Company agrees to pay or cause to be paid to the Executive, and the Executive agrees to accept in exchange for the services rendered hereunder by him, the following compensation:

5.1  Salary

The Executive shall receive an annual base salary (the "Annual Base Salary"), at least equal to the annual salary established by the Board or the Compensation Committee of the Board (the "Compensation Committee") or the Chief Executive Officer for the fiscal year in which the Change of Control Date occurs. The Annual Base Salary shall be paid in substantially equal installments and at the same intervals as the salaries of other executives of the Company are paid. The Board or the Compensation Committee or the Chief Executive Officer shall review the Annual Base Salary at least annually and shall determine in good faith and consistent with any generally applicable Company policy any increases for future years.

5.2  Bonus

In addition to Annual Base Salary, the Executive shall be awarded, for each fiscal year ending during the Employment Period, an annual bonus (the "Annual Bonus") in cash at least equal to the average annualized (for any fiscal year consisting of less than 12 full months) bonus paid or payable, including by reason of any deferral, to the Executive by the Company and its affiliated companies in respect of the three fiscal years immediately preceding the fiscal year in which the Change of Control Date occurs. Each such Annual Bonus shall be paid no later than 90 days after the end of the fiscal year for which the Annual Bonus is awarded, unless the Executive shall elect to defer the receipt of such Annual Bonus.

                       6. BENEFITS

6.1  Incentive, Retirement and Welfare Benefit Plans; Vacation

During the Employment Period, the Executive shall be entitled to participate, subject to and in accordance with applicable eligibility requirements, in such fringe benefit programs as shall be generally made available to other executives of the Company and its affiliated companies from time to time during the Employment Period by action of the Board (or any person or committee appointed by the Board to determine fringe benefit programs and other emoluments), including, without limitation, paid vacations; any stock purchase, savings or retirement plan, practice, policy or program; and all welfare benefit plans, practices, policies or programs (including, without limitation, medical, prescription, dental, disability, salary continuance, employee life, group life, accidental death and travel accident insurance plans or programs).

6.2  Expenses

During the Employment Period, the Executive shall be entitled to receive prompt reimbursement for all reasonable employment expenses incurred by him in accordance with the policies, practices and procedures of the Company and its affiliated companies in effect for the executives of the Company and its affiliated companies during the Employment Period.

                   7. TERMINATION

During the Employment Period, employment of the Executive may be terminated as follows but, in any case, the nondisclosure provisions set forth in
Section 10 hereof shall survive the termination of this Agreement and the termination of the Executive's employment with the Company:

7.1  By the Company or the Executive

At any time during the Employment Period, the Company may terminate the employment of the Executive with or without Cause (as defined below), and the Executive may terminate his employment for Good Reason (as defined below) or for any reason, upon giving Notice of Termination (as defined below).

7.2  Automatic Termination

This Agreement and the Executive's employment during the Employment Period shall terminate automatically upon the death or Total Disability of the Executive. The term "Total Disability" as used herein shall mean the Executive's inability (with such accommodation as may be required by law and which places no undue burden on the Company), as determined by a physician selected by the Company and acceptable to the Executive, to perform the duties set forth in Section 3.2 hereof for a period or periods aggregating 120 calendar days in any 12-month period as a result of physical or mental illness, loss of legal capacity or any other cause beyond the Executive's control, unless the Executive is granted a leave of absence by the Board. The Executive and the Company hereby acknowledge that the duties specified in
Section 3.2 hereof are essential to Executive's position and that Executive's ability to perform those duties is the essence of this Agreement.

7.3  Notice of Termination

Any termination by the Company or by the Executive during the Employment Period shall be communicated by Notice of Termination to the other party given in accordance with Section 12 hereof. The term "Notice of Termination" shall mean a written notice which (a) indicates the specific termination provision in this Agreement relied upon and (b) to the extent applicable, sets forth in reasonable detail the facts and circumstances claimed to provide a basis for termination of the Executive's employment under the provision so indicated. The failure by the Executive or the Company to set forth in the Notice of Termination any fact or circumstance which contributes to a showing of Good Reason or Cause shall not waive any right of the Executive or the Company hereunder or preclude the Executive or the Company from asserting such fact or circumstance in enforcing the Executive's or the Company's rights hereunder.

7.4  Date of Termination

During the Employment Period, "Date of Termination" means (a) if the Executive's employment is terminated by reason of death, at the end of the calendar month in which the Executive's death occurs, (b) if the Executive's employment is terminated by reason of Total Disability, immediately upon a determination by the Company of the Executive's Total Disability, and (c) in all other cases, five days after the date of personal delivery or mailing of the Notice of Termination. The Executive's employment and performance of services will continue during such five-day period; provided, however, that the Company may, upon notice to the Executive and without reducing the Executive's compensation during such period, excuse the Executive from any or all of his duties during such period.

                     8. TERMINATION PAYMENTS

In the event of termination of the Executive's employment during the Employment Period, all compensation and benefits set forth in this Agreement shall terminate except as specifically provided in this Section 8.

8.1 Termination by the Company Other Than for Cause or by the Executive for Good Reason

If during the Employment Period the Company terminates the Executive's employment other than for Cause or the Executive terminates his employment for Good Reason, the Executive shall be entitled to:

(a) receive payment of the following accrued obligations (the "Accrued Obligations"):

     (i) the Executive's Annual Base Salary through the Date of Termination to the extent not theretofore paid;

     (ii) the product of (x) the Annual Bonus payable with respect to the fiscal year in which the Date of Termination occurs and (y) a fraction, the numerator of which is the number of days in the current fiscal year through the Date of Termination, and the denominator of which is 365; and

     (iii) any compensation previously deferred by the Executive (together with accrued interest or earnings thereon, if any) and any accrued vacation pay which would be payable under the Company's standard policy, in each case to the extent not theretofore paid;

(b) for one year after the Date of Termination, the Company shall pay the Executive's premiums for health insurance benefit continuation for Executive and his family members, if applicable, which the Company provides to the Executive under the provisions of the federal Comprehensive Omnibus Budget Reconciliation Act of 1986, as amended ("COBRA") to the extent that the Company would have paid such premiums had the Executive remained employed by the Company (such continued payment is hereinafter referred to as "COBRA Continuation"); and
(c) an amount as severance pay equal to two (2) times the Annual Base Salary for the fiscal year in which the Date of Termination occurs.

8.2  Termination for Cause or Other Than for Good Reason

If during the Employment Period the Executive's employment shall be terminated by the Company for Cause or by the Executive for other than Good Reason, this Agreement shall terminate without further obligation on the part of the Company to the Executive, other than the Company's obligation to pay the Executive (a) his Annual Base Salary through the Date of Termination, (b) the amount of any compensation previously deferred by the Executive, and (c) any accrued vacation pay which would be payable under the Company's standard policy, in each case to the extent theretofore unpaid.

8.3  Expiration of Term

In the case of a termination of the Executive's employment as a result of the expiration of the Term of this Agreement, this Agreement shall terminate without further obligation on the part of the Company to the Executive, other than the Company's obligation to pay the Executive the Accrued Obligations.

8.4  Termination Because of Death or Total Disability

If during the Employment Period the Executive's employment is terminated by reason of the Executive's death or Total Disability, this Agreement shall terminate automatically without further obligation on the part of the Company to the Executive or his legal representatives under this Agreement, other than the Company's obligation to pay the Executive the Accrued Obligations (which shall be paid to the Executive's estate or beneficiary, as applicable in the case of the Executive's death), and to provide COBRA Continuation.

8.5  Payment Schedule

All payments of Accrued Obligations, or any portion thereof payable pursuant to this Section 8, shall be made to the Executive within ten working days of the Date of Termination. Any payments payable to the Executive pursuant to
Section 8.1 (c) shall be made to the Executive, at Company option, either (a) in a lump sum within ten working days of the Date of Termination; or (b) in two equal payments the first of which is made within ten working days of the Date of Termination and the second of which is made within six months of the Date of Termination.

8.6  Cause

For purposes of this Agreement, "Cause" means cause given by the Executive to the Company and shall include, without limitation, the occurrence of one or more of the following events:


(a) A clear refusal to carry out any material lawful duties of the Executive or any directions of the Board or senior management of the Company, all reasonably consistent with the duties described in Section 3.2 hereof;

(b) Persistent failure to carry out any lawful duties of the Executive described in Section 3.2 hereof or any directions of the Board or senior management reasonably consistent with the duties herein set forth to be performed by the Executive, provided Executive has been given reasonable notice and opportunity to correct any such failure;

(c) Violation by the Executive of a state or federal criminal law involving the commission of a crime against the Company or any other criminal act involving moral turpitude;

(d) Current abuse by the Executive of alcohol or controlled substances; deception, fraud, misrepresentation or dishonesty by the Executive; any incident materially compromising the Executive's reputation or ability to represent the Company with investors, customers or the public; or

(e) Any other material violation of any provision of this Agreement by the Executive, subject to the notice and opportunity to cure requirements of
     Section 1 1.

8.7  Good Reason

For purposes of this Agreement, "Good Reason" means


(a) The assignment to the Executive of any duties materially inconsistent with the Executive's position, authority, duties or responsibilities as contemplated by Section 3.2 hereof or any other action by the Company which results in a material diminution in such position, authority, duties or responsibilities, excluding for this purpose an isolated and inadvertent action not taken in bad faith and which is remedied by the Company promptly after receipt of notice thereof given by the Executive;

(b)  Any failure by the Company to comply with any of the. provisions of
     Section 5 or Section 6 hereof, other than an isolated and inadvertent failure not taken in bad faith and which is remedied by the Company promptly after receipt of notice thereof given by the Executive;

(c) The Company's requiring the Executive to be based at any office or location other than that described in Section 3.3 hereof;

(d) Any failure by the Company to comply with and satisfy Section 13 hereof, provided that the Company's successor has received at least ten days' prior written notice from the Company or the Executive of the requirements of Section 13 hereof; or

(e) Any other material violation of any provision of this Agreement by the Company, subject to the notice and opportunity to cure requirements of
     Section 11.

 8.8  Excess Parachute Limitation

If either the Company or the Executive receives confirmation from the Company's independent tax counsel or its certified public accounting firm, or such other accounting firm retained as independent certified public accountants for the Company (the "Tax Advisor"), that any payment by the Company to the Executive under this Agreement or otherwise would be considered to be an "excess parachute payment" within the meaning of Section 280G of the Internal Revenue Code of 1986, as amended, or any successor statute then in effect (the "Code"), then the aggregate payments by the Company pursuant to this Agreement shall be reduced to the highest amount that may be paid to the Executive by the Company under this Agreement without having any portion of any amount payable to the Executive by the Company or a related entity under this Agreement or otherwise treated as such an "excess parachute payment", and, if permitted by applicable law and without adverse tax consequence, such reduction shall be made to the last payment due hereunder. Any payments made by the Company to the Executive under this Agreement which are later confirmed by the Tax Advisor to be "excess parachute payments" shall be considered by all parties to have been a loan by the Company to the Executive, which loan shall be repaid by the Executive upon demand together with interest calculated at the lowest interest rate authorized for such loans under the Code without a requirement that further interest be imputed.

9. REPRESENTATIONS, WARRANTIES AND OTHER CONDITIONS

In order to induce the Company to enter into this Agreement, the Executive represents and warrants to the Company as follows:

9.1  Health

The Executive is in good health and knows of no physical or mental disability which, with any accommodation which may be required by law and which places no undue burden on the Company, would prevent him from fulfilling his obligations hereunder. The Executive agrees, if the Company requests, to submit to reasonable periodic medical examinations by a physician or physicians designated by, paid for and arranged by the Company. The Executive agrees that the examination's medical report shall be provided to the Company.

9.2  No Violation of Other Agreements

The Executive represents that neither the execution nor the performance of this Agreement by the Executive will violate or conflict in any way with any other agreement by which the Executive may be bound.

            10. NONDISCLOSURE; RETURN OF MATERIALS

10.1 Nondisclosure

Except as required by his employment with the Company, the Executive will not, at any time during the term of employment by the Company, or at any time thereafter, directly, indirectly or otherwise, use, communicate, disclose, disseminate, lecture upon or publish articles relating to any confidential, proprietary or trade secret information without the prior written consent of the Company. The Executive understands that the Company will be relying on this Agreement in continuing the Executive's employment, paying him compensation, granting him any promotions or raises, or entrusting him with any information which helps the Company compete with others.

10.2 Return of Materials

All documents, records, notebooks, notes, memoranda, drawings or other documents made or compiled by the Executive at any time, or in his possession, including any and all copies thereof, shall be the property of the Company and shall be held by the Executive in trust and solely for the benefit of the Company, and shall be delivered to the Company by the Executive upon termination of employment or at any other time upon request by the Company.

                  11. NOTICE AND CURE OF BREACH

Whenever a breach of this Agreement by either party is relied upon as justification for any action taken by the other party pursuant to any provision of this Agreement, other than clause (a), (b), (c) or (d) of
Section 8.6 hereof, before such action is taken, the party asserting the breach of this Agreement shall give the other party at least ten days' prior written notice of the existence and the nature of such breach before taking further action hereunder and shall give the party purportedly in breach of this Agreement the opportunity to correct such breach during the ten-day period.

                       12. FORM OF NOTICE

Every notice required by the terms of this Agreement shall be given in writing by serving the same upon the party to whom it was addressed personally or by registered or certified mail, return receipt requested, at the address set forth below or at such other address as may hereafter be designated by notice given in compliance with the terms hereof:


If to the Executive:                   John F. Clifford

If to the Company:                     ProCyte Corporation
                                       12040 l 15th Avenue N.E., Suite 210
                                       Kirkland, Washington 98034
                                       Attn: Corporate Secretary

With a copy to:                        Perkins Coie
                                       Attn: James R. Lisbakken
                                       1201 Third Avenue, 40th Floor
                                       Seattle, Washington 98101-3099


Except as set forth in Section 7.4 hereof, if notice is mailed, such notice shall be effective upon mailing.

                  13. ASSIGNMENT

This Agreement is personal to the Executive and shall not be assignable by the Executive. The Company shall assign to and require any successor (whether direct or indirect, by purchase, merger, consolidation or otherwise) to all or substantially all the business and/or assets of the Company to assume expressly and agree to perform this Agreement in the same manner and to the same extent that the Company would be required to perform it if no such succession had taken place. As used in this Agreement, "Company" shall mean ProCyte Corporation and any successor to its business and/or assets as aforesaid which assumes and agrees to perform this Agreement by operation of law, or otherwise. All the terms and provisions of this Agreement shall be binding upon and inure to the benefit of and be enforceable by the parties hereto and their respective successors and permitted assigns.

                   14. WAIVERS

No delay or failure by any party hereto in exercising, protecting or enforcing any of its rights, titles, interests or remedies hereunder, and no course of dealing or performance with respect thereto, shall constitute a waiver thereof. The express waiver by a party hereto of any right, title, interest or remedy in a particular instance or circumstance shall not constitute a waiver thereof in any other instance or circumstance. All rights and remedies shall be cumulative and not exclusive of any other rights or remedies.

               15. AMENDMENTS IN WRITING

No amendment, modification, waiver, termination or discharge of any provision of this Agreement, nor consent to any departure therefrom by either party hereto, shall in any event be effective unless the same shall be in writing, specifically identifying this Agreement and the provision intended to be amended, modified, waived, terminated or discharged and signed by the Company and the Executive, and each such amendment, modification, waiver, termination or discharge shall be effective only in the specific instance and for the specific purpose for which given. No provision of this Agreement shall be varied, contradicted or explained by any oral agreement, course of dealing or performance or any other matter not set forth in an agreement in writing and signed by the Company and the Executive.

                    16. APPLICABLE LAW

This Agreement shall in all respects, including all matters of construction, validity and performance, be governed by, and construed and enforced in accordance with, the laws of the State of Washington, without regard to any rules governing conflicts of laws.

              17. ARBITRATION; ATTORNEYS' FEES

Except in connection with enforcing Section 10 of this Agreement, for which legal and equitable remedies may be sought in a court of law, any dispute arising under this Agreement shall be subject to arbitration. The arbitration proceeding shall be conducted in accordance with the Commercial Arbitration Rules of the American Arbitration Association then in effect, conducted by one arbitrator either mutually agreed upon or selected in accordance with the AAA Rules. The arbitration shall be conducted in King County, Washington under the jurisdiction of the Seattle office of the American Arbitration Association. The arbitrator shall have authority only to interpret and apply the provisions of this Agreement, and shall have no authority to add to, subtract from, or otherwise modify the terms of this Agreement. Any demand for arbitration must be made within sixty (60) days of the event(s) giving rise to the claim that this Agreement has been breached. The arbitrator's decision shall be final and binding, and each party agrees to be bound to by arbitrator's award subject only to an appeal therefrom in accordance with the laws of the State of Washington. Either party may obtain judgment upon the arbitrator's award in the Superior Court of King, County, Washington.

If it becomes necessary to pursue or defend any legal proceeding, whether in arbitration or court, in order to resolve a dispute arising under this Agreement, the prevailing party in any such proceeding shall be entitled to recover its reasonable costs and attorneys' fees.

                  18. SEVERABILITY

If any provision of this Agreement shall be held invalid, illegal or unenforceable in any jurisdiction, for any reason, including, without limitation, the duration of such provision, its geographical scope or the extent of the activities prohibited or required by it, then, to the full extent permitted by law, (a) all other provisions hereof shall remain in full force and effect in such jurisdiction and shall be liberally construed in order to carry out the intent of the parties hereto as nearly as may be possible, (b) such invalidity, illegality or unenforceability shall not affect the validity, legality or enforceability of any other provision hereof, and (c) any court or arbitrator having jurisdiction thereover shall have the power to reform such provision to the extent necessary for such provision to be enforceable under applicable law.

                   19. ENTIRE AGREEMENT

This Agreement on and as of the date hereof constitutes the entire agreement between the Company and the Executive with respect to the subject matter hereof and all prior or contemporaneous oral or written communications, understandings or agreements between the Company and the Executive with respect to such subject matter are hereby superseded and nullified in their entireties, except that the Proprietary Information and Invention Agreement between the Executive and the Company shall continue in full force and effect to the extent not superseded by Section 10 hereof.

                    20. WITHHOLDING

The Company may withhold from any amounts payable under this Agreement such federal, state or local taxes as shall be required to be withheld pursuant to any applicable law or regulation.

                   21. COUNTERPARTS

This Agreement may be executed in counterparts, each of which counterpart shall be deemed an original, but all of which together shall constitute one and the same instrument.

IN WITNESS WHEREOF, the parties have executed and entered into this Agreement effective on the date first set forth above.

EXECUIVE

By: /S/ John F. Clifford
    ---------------------------------
    JACK CLIFFORD

PROCYTE CORPORATION

By: /S/ Karen L. Kedine
    ---------------------------------
     KAREN L. HEDINE

Its: Vice President Business Development & Administration

                                    Appendix A to
                         Change of Control Agreement Between
                       ProCyte Corporation and John F. Clifford

For purposes of this Agreement, a "Change of Control" shall mean:

(a) A "Board Change" which, for purposes of this Agreement, shall have occurred if a majority (excluding vacant seats) of the seats on the Company's Board are occupied by individuals who were neither (i) nominated by a majority of the Incumbent Directors nor (ii) appointed by directors so nominated. An "Incumbent Director" is a member of the Board who has been either (i) nominated by a majority of the directors of the Company then in office or (ii) appointed by directors so nominated, but excluding, for this purpose, any such individual whose initial assumption of office occurs as a result of either an actual or threatened election contest (as such terms are used in Rule 14a-11 of Regulation 14A promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) or other actual or threatened solicitation of proxies or consents by or on behalf of a Person (as hereinafter defined) other than the Board; or

(b) The acquisition by any individual, entity or group (within the meaning of Section 13(d)(3) or 14(d)(2) of the Exchange Act) (a "Person") of beneficial ownership (within the meaning of Rule 13d-3 promulgated under the Exchange Act) of (i) 20% or more of either (A) the then outstanding shares of Common Stock of the Company (the "Outstanding Company Common Stock") or (B) the combined voting power of the then outstanding voting securities of the Company entitled to vote generally in the election of directors (the "Outstanding Company Voting Securities"), in the case of either (A) or (B) of this clause
         (i), which acquisition is not approved in advance by a majority of the Incumbent Directors, or (ii) 33% or more of either (A) the Outstanding Company Common Stock or (B) the Outstanding Company Voting Securities, in the case of either (A) or (B) of this clause (ii), which acquisition is approved in advance by a majority of the Incumbent Directors; provided, however, that the following acquisitions shall not constitute a Change of Control: (x) any acquisition by the Company, (y) any acquisition by any employee benefit plan (or related trust) sponsored or maintained by the Company or any corporation controlled by the Company or (z) any acquisition by any corporation pursuant to a reorganization, merger or consolidation, if, following such reorganization, merger or consolidation, the conditions described in clauses (i), (ii) and (iii) of subsection (c) of this Appendix A are satisfied; or

(c) Approval by the stockholders of the Company of a reorganization, merger or consolidation, in each case, unless, immediately following such reorganization, merger or consolidation, (i) more than 60% of, respectively, the then outstanding shares of common stock of the corporation resulting from such reorganization, merger or consolidation and the combined voting power of the then outstanding voting securities of such corporation entitled to vote generally in the election of directors is then beneficially owned, directly or indirectly, by all or substantially all the individuals and entities who were the beneficial owners, respectively, of the Outstanding Company Common Stock and the Outstanding Company Voting Securities immediately prior to such reorganization, merger or consolidation in substantially the same proportion as their ownership immediately prior to such reorganization, merger or consolidation of the Outstanding Company Common Stock and the Outstanding Company Voting Securities, as the case may be, (ii) no Person (excluding the Company, any employee benefit plan (or related trust) of the Company or such corporation resulting from such reorganization, merger or consolidation and any Person beneficially owning, immediately prior to such reorganization, merger or consolidation, directly or indirectly, 33% or more of the Outstanding Company Common Stock or the Outstanding Voting Securities, as the case may be) beneficially owns, directly or indirectly, 33% or more of, respectively, the then outstanding shares of common stock of the corporation resulting from such reorganization, merger or consolidation or the combined voting power of the then outstanding voting securities of such corporation entitled to vote generally in the election of directors, and (iii) at least a majority of the members of the board of directors of the corporation resulting from such reorganization, merger or consolidation were the Incumbent Directors at the time of the execution of the initial agreement providing for such reorganization, merger or consolidation; or

(d) Approval by the stockholders of the Company of (i) a complete liquidation or dissolution of the Company or (ii) the sale or other disposition of all or substantially all the assets of the Company, other than to a corporation with respect to which immediately following such sale or other disposition, (A) more than 60% of, respectively, the then outstanding shares of common stock of such corporation and the combined voting power of the then outstanding voting securities of such corporation entitled to vote generally in the election of directors is then beneficially owned, directly or indirectly, by all or substantially all the individuals and entities who were the beneficial owners, respectively, of the Outstanding Company Common Stock and the Outstanding Company Voting Securities immediately prior to such sale or other disposition in substantially the same proportion as their ownership, immediately prior to such sale or other disposition, of the Outstanding Company Common Stock and the Outstanding Company Voting Securities, as the case may be, (B) no Person (excluding the Company, any employee benefit plan (or related trust) of the Company or such corporation and any Person beneficially owning, immediately prior to such sale or other disposition, directly or indirectly, 33% or more of the Outstanding Company Common Stock or the Outstanding Company Voting Securities, as the case may be) beneficially owns, directly or indirectly, 33% or more of, respectively, the then outstanding shares of common stock of such corporation and the combined voting power of the then outstanding voting securities of such corporation entitled to vote generally in the election of directors and (C) at least a majority of the members of the board of directors of such corporation were approved by a majority of the Incumbent Directors at the time of the execution of the initial agreement or action of the Board providing for such sale or other disposition of assets of the Company.

                                    EXHIBIT 10.13
                          KEY EXECUTIVE SEVERANCE AGREEMENT
                 BETWEEN PROCYTE CORPORATION AND MR. JOHN F. CLIFFORD

This Key Executive Severance Agreement (this "Agreement"), dated and effective as of February 19, 1997, is between PROCYTE CORPORATION, a Washington corporation (the "Company"), and JOHN F. CLIFFORD (the
"Executive").

The Board of Directors of the Company (the "Board") has determined that it is in the best interests of the Company and its stockholders to ensure that the Company will have the continued dedication of the Executive, notwithstanding the fact that the Executive does not have any form of traditional employment contract or other assurance of job security. The Board believes it is imperative to diminish any distraction of the Executive arising from the personal uncertainty and insecurity that arises in the absence of any assurance of job security by providing the Executive with reasonable compensation and benefit arrangements in the event of termination of Executive's employment by the Company under certain defined circumstances.

In order to accomplish these objectives, the Board has caused the Company to enter into this Agreement.

                        1. TERM

The term of this Agreement ("Term") shall be for a period of two (2) years from the date of this Agreement as first entered above, at which time this Agreement shall terminate without further action by either the Company or the Executive.

                     2.  EMPLOYMENT

The Executive and the Company acknowledge that, except as may otherwise be provided under any other written agreement between the Executive and the Company, the employment of the Executive by the Company or by any affiliated or successor company is "at will" and may be terminated by either the Executive or the Company or its affiliated companies at any time with or without cause, subject to the termination payments prescribed herein.

                 3. ATTENTION AND EFFORT

During any period of time that Executive remains in the employ of the Company, and excluding any periods of vacation and sick leave to which the Executive is entitled, the Executive will devote all of his productive time, ability, attention and effort to the business and affairs of the Company and the discharge of the responsibilities assigned to him hereunder, and will use his reasonable best efforts to perform faithfully and efficiently such responsibilities. It shall not be a violation of this Agreement for the Executive to (a) serve on corporate, civic or charitable boards or committees, (b) deliver lectures, fulfill speaking engagements or teach at educational institutions, and (c) manage personal investments, so long as such activities do not significantly interfere with the performance of the Executive's responsibilities in accordance with this Agreement. It is expressly understood and agreed that to the extent any such activities have been conducted by the Executive prior to the Term, the continued conduct of such activities (or the conduct of activities similar in nature and scope thereto) during the Term shall not thereafter be deemed to interfere with the performance of the Executive's responsibilities to the Company.

                    4. TERMINATION

During the Term, employment of the Executive may be terminated as follows but, in any case, the nondisclosure provisions set forth in Section 7 hereof shall survive the termination of this Agreement and the termination of the Executive's employment with the Company:

4.1 By the Company or the Executive

At any time during the Term, the Company may terminate the employment of the Executive with or without Cause (as defined below), and the Executive may terminate his employment for Good Reason (as defined below) or for any reason, upon giving Notice of Termination (as defined below).

4.2 Automatic Termination

This Agreement and the Executive's employment shall terminate automatically upon the death or Total Disability of the Executive. The term "Total Disability" as used herein shall mean the Executive's inability (with such accommodation as may be required by law and which places no undue burden on the Company), as determined by a physician selected by the Company and acceptable to the Executive, to perform the Executive's essential duties for a period or periods aggregating 120 calendar days in any 12-month period as a result of physical or mental illness, loss of legal capacity or any other cause beyond the Executive's control, unless the Executive is granted a leave of absence by the Board.

4.3 Notice of Termination

Any termination by the Company or by the Executive during the Term shall be communicated by Notice of Termination to the other party given in accordance with Section 9 hereof. The term "Notice of Termination" shall mean a written notice which (a) indicates the specific termination provision in this Agreement relied upon and (b) to the extent applicable, sets forth in reasonable detail the facts and circumstances claimed to provide a basis for termination of the Executive's employment under the provision so indicated. The failure by the Executive or the Company to set forth in the Notice of Termination any fact or circumstance which contributes to a showing of Good Reason or Cause shall not waive any right of the Executive or the Company hereunder or preclude the Executive or the Company from asserting such fact or circumstance in enforcing the Executive's or the Company's rights hereunder.

4.4 Date of Termination

"Date of Termination" means (a) if the Executive's employment is terminated by reason of death, the last day of the calendar month in which the Executive's death occurs, (b) if the Executive's employment is terminated by reason of Total Disability, immediately upon a determination by the Company of the Executive's Total Disability, and (c) in all other cases, five days after the date of personal delivery or mailing of the Notice of Termination. The Executive's employment and performance of services will continue during such five-day period; provided, however, that the Company may, upon notice to the Executive and without reducing the Executive's compensation during such period, excuse the Executive from any or all of his duties during such period.

                        5. TERMINATION PAYMENTS

In the event of termination of the Executive's employment during the Term, all compensation and benefits shall terminate except as specifically provided in this Section 5.

5.1 Termination by the Company Other Than for Cause or by the Executive for Good Reason

If during the Term the Company terminates the Executive's employment other than for Cause or the Executive terminates his employment for Good Reason, the Executive shall be entitled to:

(a) receive payment of the following accrued obligations (the "Accrued Obligations"):

         (i) the Executive's then current annual base salary through the Date of Termination to the extent not theretofore paid; and
         (ii) any compensation previously deferred by the Executive (together with accrued interest or earnings thereon, if any) and any accrued vacation pay which would be payable under the Company's standard policy, in each case to the extent not theretofore paid;

(b) for twelve months after the Date of Termination, the Company shall pay the Executive's premiums for health insurance benefit continuation for Executive and his family members, if applicable, which the Company provides to the Executive under the provisions of the federal Comprehensive Omnibus Budget Reconciliation Act of 1986, as amended ("COBRA") to the extent that the Company would have paid such premiums had the Executive remained employed by the Company (such continued payment is hereinafter referred to as "COBRA Continuation"); and

(c) an amount as severance pay equal to one times the Executive's then current annual base salary for the fiscal year in which the Date of Termination occurs, subject to payment and potential reduction as set forth in Section 5.5 hereof

5.2 Termination for Cause or Other Than for Good Reason

If during the Term the Executive's employment shall be terminated by the Company for Cause or by the Executive for other than Good Reason, this Agreement shall terminate without further obligation on the part of the Company to the Executive, other than the Company's obligation to pay the Executive the Accrued Obligations to the extent theretofore unpaid.

5.3 Expiration of Term

In the case of a termination of the Executive's employment at the expiration of the Term, this Agreement shall terminate without further obligation on the part of the Company to the Executive, other than the Company's obligation to pay the Executive the Accrued Obligations.

5.4 Termination Because of Death or Total Disability

If the Executive's employment is terminated during the Term by reason of the Executive's death or Total Disability, this Agreement shall terminate automatically without further obligation on the part of the Company to the Executive or his legal representatives under this Agreement, other than the Company's obligation to pay the Executive the Accrued Obligations (which shall be paid to the Executive's estate or beneficiary, as applicable in the case of the Executive's death), and to provide COBRA Continuation.

5.5 Payment Schedule and Offset for Other Earnings

All payments of Accrued Obligations, or any portion thereof payable pursuant to this Section 5, shall be made to the Executive within ten working days of the Date of Termination. Any severance payments payable to the Executive pursuant to Section 5.1(c) shall be made to the Executive in the form of salary continuation, payable at normal payroll intervals during the six-month severance period, and subject to offset for other earnings received by the Executive as follows:

(a) The Executive shall have no affirmative duty to seek other employment or otherwise mitigate lost earnings during the six-month severance period;

(b) The Executive shall disclose to the Company any earnings received (or which the Executive had the right to receive) from employment, consulting or performance of other personal services during the six-month severance period, and the source(s) of such earnings; and

(c) The Company, in each payroll period that a severance payment is due, shall have the right to offset on a dollar-for-dollar basis all such earnings which the Executive received or had the right to receive during that payroll period.

5.6 Cause

For purposes of this Agreement, "Cause" means cause given by the Executive to the Company and shall include, without limitation, the occurrence of one or more of the following events:

(a) A clear refusal to carry out any material lawful duties of the Executive or any directions of the Board or senior management of the Company reasonably consistent with those duties;

(b) Persistent failure to carry out any lawful duties of the Executive or any directions of the Board or senior management reasonably consistent with those duties, provided Executive has been given reasonable notice and opportunity to correct any such failure;

(c) Violation by the Executive of a state or federal criminal law involving the commission of a crime against the Company or any other criminal act involving moral turpitude;

(d) Current abuse by the Executive of alcohol or controlled substances; deception, fraud, misrepresentation or dishonesty by the Executive; or any incident materially compromising the Executive's reputation or ability to represent the Company with investors, customers or the public; or

(e) Any other material violation of any provision of this Agreement by the Executive, subject to the notice and opportunity to cure requirements of Section 8.

5.7 Good Reason

For purposes of this Agreement, "Good Reason" means

(a) Reduction of the Executive's annual base salary to a level more than fifteen percent below the level in effect on the date of this Agreement, regardless of any change in the Executive's duties or responsibilities;

(b) The Company's requiring the Executive to be based at any office or location more than thirty (30) miles from the Company's current location in Kirkland, Washington;

(c) Any failure by the Company to comply with and satisfy Section 10 hereof, provided that the Company's successor has received at least ten days' prior written notice from the Company or the Executive of the requirements of Section 10 hereof; or

(d) Any other material violation of any provision of this Agreement by the Company, subject to the notice and opportunity to cure requirements of
         Section 8.

                 6. REPRESENTATIONS, WARRANTIES AND OTHER CONDITIONS

In order to induce the Company to enter into this Agreement, the Executive represents and warrants to the Company as follows:

6.1 Health

The Executive is in good health and knows of no physical or mental disability which, with any accommodation which may be required by law and which places no undue burden on the Company, would prevent him from fulfilling his obligations hereunder. The Executive agrees, if the Company requests, to submit to reasonable periodic medical examinations by a physician or physicians designated by, paid for and arranged by the Company. The Executive agrees that the examination's medical report shall be provided to the Company.

6.2 No Violation of Other Agreements

The Executive represents that neither the execution nor the performance of this Agreement by the Executive will violate or conflict in any way with any other agreement by which the Executive may be bound.

                   7. NONDISCLOSURE; RETURN OF MATERIALS

7.1 Nondisclosure

Except as required by his employment with the Company, the Executive will not, at any time during the term of employment by the Company, or at any time thereafter, directly, indirectly or otherwise, use, communicate, disclose, disseminate, lecture upon or publish articles relating to any confidential, proprietary or trade secret information without the prior written consent of the Company. The Executive understands that the Company will be relying on this covenant in continuing the Executive's employment, paying him compensation, granting him any promotions or raises, or entrusting him with any information which helps the Company compete with others.

7.2 Return of Materials

All documents, records, notebooks, notes, memoranda, drawings or other documents made or compiled by the Executive at any time while employed by the Company, or in his possession, including any and all copies thereof, shall be the property of the Company and shall be held by the Executive in trust and solely for the benefit of the Company, and shall be delivered to the Company by the Executive upon termination of employment or at any other time upon request by the Company.

                       8.     NOTICE AND CURE OF BREACH

Whenever a breach of this Agreement by either party is relied upon as justification for any action taken by the other party pursuant to any provision of this Agreement, other than clause (a), (b), (c) or (d) of Section 5.6 hereof, before such action is taken, the party asserting the breach of this Agreement shall give the other party at least ten days' prior written notice of the existence and the nature of such breach before taking further action hereunder and shall give the party purportedly in breach of this Agreement the opportunity to correct such breach during the ten-day period.

                              9.     FORM OF NOTICE

Every notice required by the terms of this Agreement shall be given in writing by serving the same upon the party to whom it was addressed personally or by registered or certified mail, return receipt requested, at the address set forth below or at such other address as may hereafter be designated by notice given in compliance with the terms hereof:

         If to the Executive:          John F. Clifford


         If to the Company:            ProCyte Corporation
                                       12040 115th Avenue N.E., Suite 210
                                       Kirkland, Washington 98034
                                       Attn:  Corporate Secretary
         With a copy to:               Perkins Coie
                                       Attn:  James R. Lisbakken
                                       1201 Third Avenue, 40th Floor
                                       Seattle, WA  98101-3099

or such other address as shall be provided in accordance with the terms hereof. Except as set forth in Section 4.4 hereof, if notice is mailed, such notice shall be effective upon mailing.

                         10.     ASSIGNMENT

This Agreement is personal to the Executive and shall not be assignable by the Executive.

The Company shall assign to and require any successor (whether direct or indirect, by purchase, merger, consolidation or otherwise) to all or substantially all the business and/or assets of the Company to assume expressly and agree to perform this Agreement in the same manner and to the same extent that the Company would be required to perform it if no such succession had taken place. As used in this Agreement, "Company" shall mean ProCyte Corporation and any affiliated company or successor to its business and/or assets as aforesaid which assumes and agrees to perform this Agreement by contract, operation of law, or otherwise; and as long as such successor assumes and agrees to perform this Agreement, the termination of Executive's employment by one such entity and the immediate hiring and continuation of the Executive's employment by the succeeding entity shall not be deemed to constitute a termination or trigger any severance obligation under this Agreement. All the terms and provisions of this Agreement shall be binding upon and inure to the benefit of and be enforceable by the parties hereto and their respective successors and permitted assigns.

                             11.     WAIVERS

No delay or failure by any party hereto in exercising, protecting or enforcing any of its rights, titles, interests or remedies hereunder, and no course of dealing or performance with respect thereto, shall constitute a waiver thereof. The express waiver by a party hereto of any right, title, interest or remedy in a particular instance or circumstance shall not constitute a waiver thereof in any other instance or circumstance. All rights and remedies shall be cumulative and not exclusive of any other rights or remedies.

                        12.     AMENDMENTS IN WRITING

No amendment, modification, waiver, termination or discharge of any provision of this Agreement, nor consent to any departure therefrom by either party hereto, shall in any event be effective unless the same shall be in writing, specifically identifying this Agreement and the provision intended to be amended, modified, waived, terminated or discharged and signed by the Company and the Executive, and each such amendment, modification, waiver, termination or discharge shall be effective only in the specific instance and for the specific purpose for which given. No provision of this Agreement shall be varied, contradicted or explained by any oral agreement, course of dealing or performance or any other matter not set forth in an agreement in writing and signed by the Company and the Executive.

                            13.     APPLICABLE LAW

This Agreement shall in all respects, including all matters of construction, validity and performance, be governed by, and construed and enforced in accordance with, the laws of the State of Washington, without regard to any rules governing conflicts of laws.

                   14.     ARBITRATION; ATTORNEYS' FEES

Except in connection with enforcing Section 7 of this Agreement, for which legal and equitable remedies may be sought in a court of law, any dispute arising under this Agreement shall be subject to arbitration. The arbitration proceeding shall be conducted in accordance with the Commercial Arbitration Rules of the American Arbitration Association then in effect, conducted by one arbitrator either mutually agreed upon or selected in accordance with the AAA Rules. The arbitration shall be conducted in King County, Washington under the jurisdiction of the Seattle office of the American Arbitration Association. The arbitrator shall have authority only to interpret and apply the provisions of this Agreement, and shall have no authority to add to, subtract from, or otherwise modify the terms of this Agreement. Any demand for arbitration must be made within sixty (60) days of the event(s) giving rise to the claim that this Agreement has been breached. The arbitrator's decision shall be final and binding, and each party agrees to be bound to by arbitrator's award subject only to an appeal therefrom in accordance with the laws of the State of Washington. Either party may obtain judgment upon the arbitrator's award in the Superior Court of King, County, Washington.

If it becomes necessary to pursue or defend any legal proceeding, whether in arbitration or court, in order to resolve a dispute arising under this Agreement, the prevailing party in any such proceeding shall be entitled to recover its reasonable costs and attorneys' fees.

                       15.     SEVERABILITY

If any provision of this Agreement shall be held invalid, illegal or unenforceable in any jurisdiction, for any reason, including, without limitation, the duration of such provision, its geographical scope or the extent of the activities prohibited or required by it, then, to the full extent permitted by law, (a) all other provisions hereof shall remain in full force and effect in such jurisdiction and shall be liberally construed in order to carry out the intent of the parties hereto as nearly as may be possible, (b) such invalidity, illegality or unenforceability shall not affect the validity, legality or enforceability of any other provision hereof, and (c) any court or arbitrator having jurisdiction thereover shall have the power to reform such provision to the extent necessary for such provision to be enforceable under applicable law.

          16.     COORDINATION WITH CHANGE OF CONTROL AGREEMENT

The Company and the Executive are contemporaneously entering into a Change of Control Agreement dated as of the date hereof, which agreement provides for certain forms of severance and benefit payments in the event of termination of Executive's employment under certain defined circumstances. This Agreement is in addition to the Change of Control Agreement, providing certain assurances to the Executive in circumstances that the Change of Control Agreement does not cover, and in no way supersedes or nullifies the Change of Control Agreement. Nevertheless, it is possible that a termination of employment by the Company or by the Executive may fall within the scope of both agreements. In such event, payments made to Executive under Section 5.1 hereof shall be coordinated with payments made to Executive under Section 8.1 of the Change of Control Agreement as follows:

(a) Accrued Obligations under this Agreement need not be paid if already paid as Accrued Obligations under the Change of Control Agreement;
(b) COBRA Continuation under this Agreement need not be provided if COBRA Continuation is provided for at least as long a period of time under the Change of Control Agreement; and
(c) The severance payment required under Section 5.1(c) of this Agreement shall be paid in addition to any severance payment required under
         Section 8.1(c) of the Change of Control Agreement.

                         17.     ENTIRE AGREEMENT

Except as described in Section 16 hereof, this Agreement constitutes the entire agreement between the Company and the Executive with respect to the subject matter hereof, and all prior or contemporaneous oral or written communications, understandings or agreements between the Company and the Executive with respect to such subject matter are hereby superseded and nullified in their entireties; provided, however, that the Proprietary Information and Invention Agreement between the Executive and the Company shall continue in full force and effect to the extent not superseded by Section 10 hereof.

                         18.     WITHHOLDING

The Company may withhold from any amounts payable under this Agreement such federal, state or local taxes as shall be required to be withheld pursuant to any applicable law or regulation.

                         19.     COUNTERPARTS

This Agreement may be executed in counterparts, each of which counterpart shall be deemed an original, but all of which together shall constitute one and the same instrument.

IN WITNESS WHEREOF, the parties have executed and entered into this Agreement effective on the date first set forth above.

PROCYTE CORPORATION                              EXECUTIVE
By:_______________________                       By:______________________
Title:                                           Title

                          KEY EXECUTIVE SEVERANCE AGREEMENT
                   BETWEEN PROCYTE CORPORATION AND MS. KAREN HEDINE

This Key Executive Severance Agreement (this "Agreement"), dated and effective as of February 19, 1997, is between PROCYTE CORPORATION, a Washington corporation (the "Company"), and KAREN HEDINE (the "Executive").

The Board of Directors of the Company (the "Board") has determined that it is in the best interests of the Company and its stockholders to ensure that the Company will have the continued dedication of the Executive, notwithstanding the fact that the Executive does not have any form of traditional employment contract or other assurance of job security. The Board believes it is imperative to diminish any distraction of the Executive arising from the personal uncertainty and insecurity that arises in the absence of any assurance of job security by providing the Executive with reasonable compensation and benefit arrangements in the event of termination of Executive's employment by the Company under certain defined circumstances.

In order to accomplish these objectives, the Board has caused the Company to enter into this Agreement.

                                 1.     TERM

The term of this Agreement ("Term") shall be for a period of two (2) years from the date of this Agreement as first entered above, at which time this Agreement shall terminate without further action by either the Company or the Executive.

                         2.     EMPLOYMENT

The Executive and the Company acknowledge that, except as may otherwise be provided under any other written agreement between the Executive and the Company, the employment of the Executive by the Company or by any affiliated or successor company is "at will" and may be terminated by either the Executive or the Company or its affiliated companies at any time with or without cause, subject to the termination payments prescribed herein.

                    3.     ATTENTION AND EFFORT

During any period of time that Executive remains in the employ of the Company, and excluding any periods of vacation and sick leave to which the Executive is entitled, the Executive will devote all of his productive time, ability, attention and effort to the business and affairs of the Company and the discharge of the responsibilities assigned to him hereunder, and will use his reasonable best efforts to perform faithfully and efficiently such responsibilities. It shall not be a violation of this Agreement for the Executive to (a) serve on corporate, civic or charitable boards or committees,
(b) deliver lectures, fulfill speaking engagements or teach at educational institutions, and (c) manage personal investments, so long as such activities do not significantly interfere with the performance of the Executive's responsibilities in accordance with this Agreement. It is expressly understood and agreed that to the extent any such activities have been conducted by the Executive prior to the Term, the continued conduct of such activities (or the conduct of activities similar in nature and scope thereto) during the Term shall not thereafter be deemed to interfere with the performance of the Executive's responsibilities to the Company.

                         4.     TERMINATION

During the Term, employment of the Executive may be terminated as follows but, in any case, the nondisclosure provisions set forth in Section 7 hereof shall survive the termination of this Agreement and the termination of the Executive's employment with the Company:

4.1      By the Company or the Executive
At any time during the Term, the Company may terminate the employment of the Executive with or without Cause (as defined below), and the Executive may terminate his employment for Good Reason (as defined below) or for any reason, upon giving Notice of Termination (as defined below).

4.2      Automatic Termination
This Agreement and the Executive's employment shall terminate automatically upon the death or Total Disability of the Executive. The term "Total Disability" as used herein shall mean the Executive's inability (with such accommodation as may be required by law and which places no undue burden on the Company), as determined by a physician selected by the Company and acceptable to the Executive, to perform the Executive's essential duties for a period or periods aggregating 120 calendar days in any 12-month period as a result of physical or mental illness, loss of legal capacity or any other cause beyond the Executive's control, unless the Executive is granted a leave of absence by the Board.

4.3      Notice of Termination
Any termination by the Company or by the Executive during the Term shall be communicated by Notice of Termination to the other party given in accordance with Section 9 hereof. The term "Notice of Termination" shall mean a written notice which (a) indicates the specific termination provision in this Agreement relied upon and (b) to the extent applicable, sets forth in reasonable detail the facts and circumstances claimed to provide a basis for termination of the Executive's employment under the provision so indicated. The failure by the Executive or the Company to set forth in the Notice of Termination any fact or circumstance which contributes to a showing of Good Reason or Cause shall not waive any right of the Executive or the Company hereunder or preclude the Executive or the Company from asserting such fact or circumstance in enforcing the Executive's or the Company's rights hereunder.

4.4      Date of Termination
"Date of Termination" means (a) if the Executive's employment is terminated by reason of death, the last day of the calendar month in which the Executive's death occurs, (b) if the Executive's employment is terminated by reason of Total Disability, immediately upon a determination by the Company of the Executive's Total Disability, and (c) in all other cases, five days after the date of personal delivery or mailing of the Notice of Termination. The Executive's employment and performance of services will continue during such five-day period; provided, however, that the Company may, upon notice to the Executive and without reducing the Executive's compensation during such period, excuse the Executive from any or all of his duties during such period.

                     5.     TERMINATION PAYMENTS

In the event of termination of the Executive's employment during the Term, all compensation and benefits shall terminate except as specifically provided in this Section 5.

5.1 Termination by the Company Other Than for Cause or by the Executive for Good Reason
If during the Term the Company terminates the Executive's employment other than for Cause or the Executive terminates his employment for Good Reason, the Executive shall be entitled to:

(a) receive payment of the following accrued obligations (the "Accrued Obligations"):

         (i) the Executive's then current annual base salary through the Date of Termination to the extent not theretofore paid; and
         (ii) any compensation previously deferred by the Executive (together with accrued interest or earnings thereon, if any) and any accrued vacation pay which would be payable under the Company's standard policy, in each case to the extent not theretofore paid;

(b) for twelve months after the Date of Termination, the Company shall pay the Executive's premiums for health insurance benefit continuation for Executive and his family members, if applicable, which the Company provides to the Executive under the provisions of the federal Comprehensive Omnibus Budget Reconciliation Act of 1986, as amended ("COBRA") to the extent that the Company would have paid such premiums had the Executive remained employed by the Company (such continued payment is hereinafter referred to as "COBRA Continuation"); and
(c) an amount as severance pay equal to one-half the Executive's then current annual base salary for the fiscal year in which the Date of Termination occurs, subject to payment and potential reduction as set forth in Section 5.5 hereof.

5.2      Termination for Cause or Other Than for Good Reason
If during the Term the Executive's employment shall be terminated by the Company for Cause or by the Executive for other than Good Reason, this Agreement shall terminate without further obligation on the part of the Company to the Executive, other than the Company's obligation to pay the Executive the Accrued Obligations to the extent theretofore unpaid.

an amount as severance pay equal to one-half the Executive's then current annual base salary for the fiscal year in which the Date of Termination occurs, subject to payment and potential reduction as set forth in Section 5.5 hereof. In the case of a termination of the Executive's employment at the expiration of the Term, this Agreement shall terminate without further obligation on the part of the Company to the Executive, other than the Company's obligation to pay the Executive the Accrued Obligations.

5.4      Termination Because of Death or Total Disability
If the Executive's employment is terminated during the Term by reason of the Executive's death or Total Disability, this Agreement shall terminate automatically without further obligation on the part of the Company to the Executive or his legal representatives under this Agreement, other than the Company's obligation to pay the Executive the Accrued Obligations (which shall be paid to the Executive's estate or beneficiary, as applicable in the case of the Executive's death), and to provide COBRA Continuation.

5.5      Payment Schedule and Offset for Other Earnings
All payments of Accrued Obligations, or any portion thereof payable pursuant to this Section 5, shall be made to the Executive within ten working days of the Date of Termination. Any severance payments payable to the Executive pursuant to Section 5.1(c) shall be made to the Executive in the form of salary continuation, payable at normal payroll intervals during the six-month severance period, and subject to offset for other earnings received by the Executive as follows:

(a) The Executive shall have no affirmative duty to seek other employment or otherwise mitigate lost earnings during the six-month severance period;
(b) The Executive shall disclose to the Company any earnings received (or which the Executive had the right to receive) from employment, consulting or performance of other personal services during the six-month severance period, and the source(s) of such earnings; and
(c) The Company, in each payroll period that a severance payment is due, shall have the right to offset on a dollar-for-dollar basis all such earnings which the Executive received or had the right to receive during that payroll period.

5.6      Cause
For purposes of this Agreement, "Cause" means cause given by the Executive to the Company and shall include, without limitation, the occurrence of one or more of the following events:

(a) A clear refusal to carry out any material lawful duties of the Executive or any directions of the Board or senior management of the Company reasonably consistent with those duties;
(b) Persistent failure to carry out any lawful duties of the Executive or any directions of the Board or senior management reasonably consistent with those duties, provided Executive has been given reasonable notice and opportunity to correct any such failure;

(c) Violation by the Executive of a state or federal criminal law involving the commission of a crime against the Company or any other criminal act involving moral turpitude;
(d) Current abuse by the Executive of alcohol or controlled substances; deception, fraud, misrepresentation or dishonesty by the Executive; or any incident materially compromising the Executive's reputation or ability to represent the Company with investors, customers or the public; or
(e) Any other material violation of any provision of this Agreement by the Executive, subject to the notice and opportunity to cure requirements of Section 8.

5.7      Good Reason
For purposes of this Agreement, "Good Reason" means

(a) Reduction of the Executive's annual base salary to a level more than fifteen percent below the level in effect on the date of this Agreement, regardless of any change in the Executive's duties or responsibilities;
(b) The Company's requiring the Executive to be based at any office or location more than thirty (30) miles from the Company's current location in Kirkland, Washington;
(c) Any failure by the Company to comply with and satisfy Section 10 hereof, provided that the Company's successor has received at least ten days' prior written notice from the Company or the Executive of the requirements of Section 10 hereof; or
(d) Any other material violation of any provision of this Agreement by the Company, subject to the notice and opportunity to cure requirements of
         Section 8.

        6.     REPRESENTATIONS, WARRANTIES AND OTHER CONDITIONS

In order to induce the Company to enter into this Agreement, the Executive represents and warrants to the Company as follows:

6.1      Health
The Executive is in good health and knows of no physical or mental disability which, with any accommodation which may be required by law and which places no undue burden on the Company, would prevent him from fulfilling his obligations hereunder. The Executive agrees, if the Company requests, to submit to reasonable periodic medical examinations by a physician or physicians designated by, paid for and arranged by the Company. The Executive agrees that the examination's medical report shall be provided to the Company.

6.2      No Violation of Other Agreements
The Executive represents that neither the execution nor the performance of this Agreement by the Executive will violate or conflict in any way with any other agreement by which the Executive may be bound.

                   7.     NONDISCLOSURE; RETURN OF MATERIALS

7.1      Nondisclosure
Except as required by his employment with the Company, the Executive will not, at any time during the term of employment by the Company, or at any time thereafter, directly, indirectly or otherwise, use, communicate, disclose, disseminate, lecture upon or publish articles relating to any confidential, proprietary or trade secret information without the prior written consent of the Company. The Executive understands that the Company will be relying on this covenant in continuing the Executive's employment, paying him compensation, granting him any promotions or raises, or entrusting him with any information which helps the Company compete with others.

7.2      Return of Materials
All documents, records, notebooks, notes, memoranda, drawings or other documents made or compiled by the Executive at any time while employed by the Company, or in his possession, including any and all copies thereof, shall be the property of the Company and shall be held by the Executive in trust and solely for the benefit of the Company, and shall be delivered to the Company by the Executive upon termination of employment or at any other time upon request by the Company.

                    8.     NOTICE AND CURE OF BREACH

Whenever a breach of this Agreement by either party is relied upon as justification for any action taken by the other party pursuant to any provision of this Agreement, other than clause (a), (b), (c) or (d) of Section 5.6 hereof, before such action is taken, the party asserting the breach of this Agreement shall give the other party at least ten days' prior written notice of the existence and the nature of such breach before taking further action hereunder and shall give the party purportedly in breach of this Agreement the opportunity to correct such breach during the ten-day period.

                            9.     FORM OF NOTICE

Every notice required by the terms of this Agreement shall be given in writing by serving the same upon the party to whom it was addressed personally or by registered or certified mail, return receipt requested, at the address set forth below or at such other address as may hereafter be designated by notice given in compliance with the terms hereof:

         If to the Executive:          Karen Hedine


         If to the Company:            ProCyte Corporation
                                       12040 115th Avenue N.E., Suite 210
                                       Kirkland, Washington 98034
                                       Attn:  President
         With a copy to:               Perkins Coie
                                       Attn:  James R. Lisbakken
                                       1201 Third Avenue, 40th Floor
                                       Seattle, WA  98101-3099

or such other address as shall be provided in accordance with the terms hereof. Except as set forth in Section 4.4 hereof, if notice is mailed, such notice shall be effective upon mailing.

                             10.     ASSIGNMENT

This Agreement is personal to the Executive and shall not be assignable by the Executive.

The Company shall assign to and require any successor (whether direct or indirect, by purchase, merger, consolidation or otherwise) to all or substantially all the business and/or assets of the Company to assume expressly and agree to perform this Agreement in the same manner and to the same extent that the Company would be required to perform it if no such succession had taken place. As used in this Agreement, "Company" shall mean ProCyte Corporation and any affiliated company or successor to its business and/or assets as aforesaid which assumes and agrees to perform this Agreement by contract, operation of law, or otherwise; and as long as such successor assumes and agrees to perform this Agreement, the termination of Executive's employment by one such entity and the immediate hiring and continuation of the Executive's employment by the succeeding entity shall not be deemed to constitute a termination or trigger any severance obligation under this Agreement. All the terms and provisions of this Agreement shall be binding upon and inure to the benefit of and be enforceable by the parties hereto and their respective successors and permitted assigns.

                             11.     WAIVERS

No delay or failure by any party hereto in exercising, protecting or enforcing any of its rights, titles, interests or remedies hereunder, and no course of dealing or performance with respect thereto, shall constitute a waiver thereof. The express waiver by a party hereto of any right, title, interest or remedy in a particular instance or circumstance shall not constitute a waiver thereof in any other instance or circumstance. All rights and remedies shall be cumulative and not exclusive of any other rights or remedies.

                      12.     AMENDMENTS IN WRITING

No amendment, modification, waiver, termination or discharge of any provision of this Agreement, nor consent to any departure therefrom by either party hereto, shall in any event be effective unless the same shall be in writing, specifically identifying this Agreement and the provision intended to be amended, modified, waived, terminated or discharged and signed by the Company and the Executive, and each such amendment, modification, waiver, termination or discharge shall be effective only in the specific instance and for the specific purpose for which given. No provision of this Agreement shall be varied, contradicted or explained by any oral agreement, course of dealing or performance or any other matter not set forth in an agreement in writing and signed by the Company and the Executive.

                            13.     APPLICABLE LAW

This Agreement shall in all respects, including all matters of construction, validity and performance, be governed by, and construed and enforced in accordance with, the laws of the State of Washington, without regard to any rules governing conflicts of laws.

                     14.     ARBITRATION; ATTORNEYS' FEES

Except in connection with enforcing Section 7 of this Agreement, for which legal and equitable remedies may be sought in a court of law, any dispute arising under this Agreement shall be subject to arbitration. The arbitration proceeding shall be conducted in accordance with the Commercial Arbitration Rules of the American Arbitration Association then in effect, conducted by one arbitrator either mutually agreed upon or selected in accordance with the AAA Rules. The arbitration shall be conducted in King County, Washington under the jurisdiction of the Seattle office of the American Arbitration Association. The arbitrator shall have authority only to interpret and apply the provisions of this Agreement, and shall have no authority to add to, subtract from, or otherwise modify the terms of this Agreement. Any demand for arbitration must be made within sixty (60) days of the event(s) giving rise to the claim that this Agreement has been breached. The arbitrator's decision shall be final and binding, and each party agrees to be bound to by arbitrator's award subject only to an appeal therefrom in accordance with the laws of the State of Washington. Either party may obtain judgment upon the arbitrator's award in the Superior Court of King, County, Washington.

If it becomes necessary to pursue or defend any legal proceeding, whether in arbitration or court, in order to resolve a dispute arising under this Agreement, the prevailing party in any such proceeding shall be entitled to recover its reasonable costs and attorneys' fees.

                           15.     SEVERABILITY

If any provision of this Agreement shall be held invalid, illegal or unenforceable in any jurisdiction, for any reason, including, without limitation, the duration of such provision, its geographical scope or the extent of the activities prohibited or required by it, then, to the full extent permitted by law, (a) all other provisions hereof shall remain in full force and effect in such jurisdiction and shall be liberally construed in order to carry out the intent of the parties hereto as nearly as may be possible, (b) such invalidity, illegality or unenforceability shall not affect the validity, legality or enforceability of any other provision hereof, and (c) any court or arbitrator having jurisdiction thereover shall have the power to reform such provision to the extent necessary for such provision to be enforceable under applicable law.

                         16.     ENTIRE AGREEMENT

This Agreement constitutes the entire agreement between the Company and the Executive with respect to the subject matter hereof, and all prior or contemporaneous oral or written communications, understandings or agreements between the Company and the Executive with respect to such subject matter are hereby superseded and nullified in their entireties; provided, however, that the Proprietary Information and Invention Agreement between the Executive and the Company shall continue in full force and effect to the extent not superseded by
Section 10 hereof.

                          17.     WITHHOLDING

The Company may withhold from any amounts payable under this Agreement such federal, state or local taxes as shall be required to be withheld pursuant to any applicable law or regulation.

                          18.     COUNTERPARTS

This Agreement may be executed in counterparts, each of which counterpart shall be deemed an original, but all of which together shall constitute one and the same instrument.

IN WITNESS WHEREOF, the parties have executed and entered into this Agreement effective on the date first set forth above.

PROCYTE CORPORATION                              EXECUTIVE
By:________________________________________ By:____________________________
Title:                                      Title

                          KEY EXECUTIVE SEVERANCE AGREEMENT
                  BETWEEN PROCYTE CORPORATION AND MR. KENNETH GREEN

This Key Executive Severance Agreement (this "Agreement"), dated and effective as of February 19, 1997, is between PROCYTE CORPORATION, a Washington corporation (the "Company"), and KENNETH GREEN (the "Executive").

The Board of Directors of the Company (the "Board") has determined that it is in the best interests of the Company and its stockholders to ensure that the Company will have the continued dedication of the Executive, notwithstanding the fact that the Executive does not have any form of traditional employment contract or other assurance of job security. The Board believes it is imperative to diminish any distraction of the Executive arising from the personal uncertainty and insecurity that arises in the absence of any assurance of job security by providing the Executive with reasonable compensation and benefit arrangements in the event of termination of Executive's employment by the Company under certain defined circumstances.

In order to accomplish these objectives, the Board has caused the Company to enter into this Agreement.

                              1.     TERM

The term of this Agreement ("Term") shall be for a period of two (2) years from the date of this Agreement as first entered above, at which time this Agreement shall terminate without further action by either the Company or the Executive.

                          2.     EMPLOYMENT

The Executive and the Company acknowledge that, except as may otherwise be provided under any other written agreement between the Executive and the Company, the employment of the Executive by the Company or by any affiliated or successor company is "at will" and may be terminated by either the Executive or the Company or its affiliated companies at any time with or without cause, subject to the termination payments prescribed herein.

                      3.     ATTENTION AND EFFORT

During any period of time that Executive remains in the employ of the Company, and excluding any periods of vacation and sick leave to which the Executive is entitled, the Executive will devote all of his productive time, ability, attention and effort to the business and affairs of the Company and the discharge of the responsibilities assigned to him hereunder, and will use his reasonable best efforts to perform faithfully and efficiently such responsibilities. It shall not be a violation of this Agreement for the Executive to (a) serve on corporate, civic or charitable boards or committees,
(b) deliver lectures, fulfill speaking engagements or teach at educational institutions, and (c) manage personal investments, so long as such activities do not significantly interfere with the performance of the Executive's responsibilities in accordance with this Agreement. It is expressly understood and agreed that to the extent any such activities have been conducted by the Executive prior to the Term, the continued conduct of such activities (or the conduct of activities similar in nature and scope thereto) during the Term shall not thereafter be deemed to interfere with the performance of the Executive's responsibilities to the Company.

                           4.     TERMINATION

During the Term, employment of the Executive may be terminated as follows but, in any case, the nondisclosure provisions set forth in Section 7 hereof shall survive the termination of this Agreement and the termination of the Executive's employment with the Company:

4.1      By the Company or the Executive
At any time during the Term, the Company may terminate the employment of the Executive with or without Cause (as defined below), and the Executive may terminate his employment for Good Reason (as defined below) or for any reason, upon giving Notice of Termination (as defined below).

4.2      Automatic Termination
This Agreement and the Executive's employment shall terminate automatically upon the death or Total Disability of the Executive. The term "Total Disability" as used herein shall mean the Executive's inability (with such accommodation as may be required by law and which places no undue burden on the Company), as determined by a physician selected by the Company and acceptable to the Executive, to perform the Executive's essential duties for a period or periods aggregating 120 calendar days in any 12-month period as a result of physical or mental illness, loss of legal capacity or any other cause beyond the Executive's control, unless the Executive is granted a leave of absence by the Board.

4.3      Notice of Termination
Any termination by the Company or by the Executive during the Term shall be communicated by Notice of Termination to the other party given in accordance with Section 9 hereof. The term "Notice of Termination" shall mean a written notice which (a) indicates the specific termination provision in this Agreement relied upon and (b) to the extent applicable, sets forth in reasonable detail the facts and circumstances claimed to provide a basis for termination of the Executive's employment under the provision so indicated. The failure by the Executive or the Company to set forth in the Notice of Termination any fact or circumstance which contributes to a showing of Good Reason or Cause shall not waive any right of the Executive or the Company hereunder or preclude the Executive or the Company from asserting such fact or circumstance in enforcing the Executive's or the Company's rights hereunder.

4.4      Date of Termination
"Date of Termination" means (a) if the Executive's employment is terminated by reason of death, the last day of the calendar month in which the Executive's death occurs, (b) if the Executive's employment is terminated by reason of Total Disability, immediately upon a determination by the Company of the Executive's Total Disability, and (c) in all other cases, five days after the date of personal delivery or mailing of the Notice of Termination. The Executive's employment and performance of services will continue during such five-day period; provided, however, that the Company may, upon notice to the Executive and without reducing the Executive's compensation during such period, excuse the Executive from any or all of his duties during such period.

                           5.     TERMINATION PAYMENTS

In the event of termination of the Executive's employment during the Term, all compensation and benefits shall terminate except as specifically provided in this Section 5.

5.1 Termination by the Company Other Than for Cause or by the Executive for Good Reason
If during the Term the Company terminates the Executive's employment other than for Cause or the Executive terminates his employment for Good Reason, the Executive shall be entitled to:

(a) receive payment of the following accrued obligations (the "Accrued Obligations"):

         (i) the Executive's then current annual base salary through the Date of Termination to the extent not theretofore paid; and
         (ii) any compensation previously deferred by the Executive (together with accrued interest or earnings thereon, if any) and any accrued vacation pay which would be payable under the Company's standard policy, in each case to the extent not theretofore paid;

(b) for twelve months after the Date of Termination, the Company shall pay the Executive's premiums for health insurance benefit continuation for Executive and his family members, if applicable, which the Company provides to the Executive under the provisions of the federal Comprehensive Omnibus Budget Reconciliation Act of 1986, as amended ("COBRA") to the extent that the Company would have paid such premiums had the Executive remained employed by the Company (such continued payment is hereinafter referred to as "COBRA Continuation"); and
(c) an amount as severance pay equal to one-half the Executive's then current annual base salary for the fiscal year in which the Date of Termination occurs, subject to payment and potential reduction as set forth in Section 5.5 hereof.

5.2      Termination for Cause or Other Than for Good Reason
If during the Term the Executive's employment shall be terminated by the Company for Cause or by the Executive for other than Good Reason, this Agreement shall terminate without further obligation on the part of the Company to the Executive, other than the Company's obligation to pay the Executive the Accrued Obligations to the extent theretofore unpaid.

5.3      Expiration of Term
In the case of a termination of the Executive's employment at the expiration of the Term, this Agreement shall terminate without further obligation on the part of the Company to the Executive, other than the Company's obligation to pay the Executive the Accrued Obligations.

5.4      Termination Because of Death or Total Disability
If the Executive's employment is terminated during the Term by reason of the Executive's death or Total Disability, this Agreement shall terminate automatically without further obligation on the part of the Company to the Executive or his legal representatives under this Agreement, other than the Company's obligation to pay the Executive the Accrued Obligations (which shall be paid to the Executive's estate or beneficiary, as applicable in the case of the Executive's death), and to provide COBRA Continuation.

5.5      Payment Schedule and Offset for Other Earnings
All payments of Accrued Obligations, or any portion thereof payable pursuant to this Section 5, shall be made to the Executive within ten working days of the Date of Termination. Any severance payments payable to the Executive pursuant to Section 5.1(c) shall be made to the Executive in the form of salary continuation, payable at normal payroll intervals during the six-month severance period, and subject to offset for other earnings received by the Executive as follows:

(a) The Executive shall have no affirmative duty to seek other employment or otherwise mitigate lost earnings during the six-month severance period;
(b) The Executive shall disclose to the Company any earnings received (or which the Executive had the right to receive) from employment, consulting or performance of other personal services during the six-month severance period, and the source(s) of such earnings; and
(c) The Company, in each payroll period that a severance payment is due, shall have the right to offset on a dollar-for-dollar basis all such earnings which the Executive received or had the right to receive during that payroll period.

5.6      Cause
For purposes of this Agreement, "Cause" means cause given by the Executive to the Company and shall include, without limitation, the occurrence of one or more of the following events:

(a) A clear refusal to carry out any material lawful duties of the Executive or any directions of the Board or senior management of the Company reasonably consistent with those duties;
(b) Persistent failure to carry out any lawful duties of the Executive or any directions of the Board or senior management reasonably consistent with those duties, provided Executive has been given reasonable notice and opportunity to correct any such failure;

(c) Violation by the Executive of a state or federal criminal law involving the commission of a crime against the Company or any other criminal act involving moral turpitude;
(d) Current abuse by the Executive of alcohol or controlled substances; deception, fraud, misrepresentation or dishonesty by the Executive; or any incident materially compromising the Executive's reputation or ability to represent the Company with investors, customers or the public; or
(e) Any other material violation of any provision of this Agreement by the Executive, subject to the notice and opportunity to cure requirements of Section 8.

5.7      Good Reason
For purposes of this Agreement, "Good Reason" means

(a) Reduction of the Executive's annual base salary to a level more than fifteen percent below the level in effect on the date of this Agreement, regardless of any change in the Executive's duties or responsibilities;
(b) The Company's requiring the Executive to be based at any office or location more than thirty (30) miles from the Company's current location in Kirkland, Washington;
(c) Any failure by the Company to comply with and satisfy Section 10 hereof, provided that the Company's successor has received at least ten days' prior written notice from the Company or the Executive of the requirements of Section 10 hereof; or
(d) Any other material violation of any provision of this Agreement by the Company, subject to the notice and opportunity to cure requirements of
         Section 8.

              6.     REPRESENTATIONS, WARRANTIES AND OTHER CONDITIONS

In order to induce the Company to enter into this Agreement, the Executive represents and warrants to the Company as follows:

6.1      Health
The Executive is in good health and knows of no physical or mental disability which, with any accommodation which may be required by law and which places no undue burden on the Company, would prevent him from fulfilling his obligations hereunder. The Executive agrees, if the Company requests, to submit to reasonable periodic medical examinations by a physician or physicians designated by, paid for and arranged by the Company. The Executive agrees that the examination's medical report shall be provided to the Company.

6.2      No Violation of Other Agreements
The Executive represents that neither the execution nor the performance of this Agreement by the Executive will violate or conflict in any way with any other agreement by which the Executive may be bound.

                 7.     NONDISCLOSURE; RETURN OF MATERIALS

7.1      Nondisclosure
Except as required by his employment with the Company, the Executive will not, at any time during the term of employment by the Company, or at any time thereafter, directly, indirectly or otherwise, use, communicate, disclose, disseminate, lecture upon or publish articles relating to any confidential, proprietary or trade secret information without the prior written consent of the Company. The Executive understands that the Company will be relying on this covenant in continuing the Executive's employment, paying him compensation, granting him any promotions or raises, or entrusting him with any information which helps the Company compete with others.

7.2      Return of Materials
All documents, records, notebooks, notes, memoranda, drawings or other documents made or compiled by the Executive at any time while employed by the Company, or in his possession, including any and all copies thereof, shall be the property of the Company and shall be held by the Executive in trust and solely for the benefit of the Company, and shall be delivered to the Company by the Executive upon termination of employment or at any other time upon request by the Company.

                      8.     NOTICE AND CURE OF BREACH

Whenever a breach of this Agreement by either party is relied upon as justification for any action taken by the other party pursuant to any provision of this Agreement, other than clause (a), (b), (c) or (d) of Section 5.6 hereof, before such action is taken, the party asserting the breach of this Agreement shall give the other party at least ten days' prior written notice of the existence and the nature of such breach before taking further action hereunder and shall give the party purportedly in breach of this Agreement the opportunity to correct such breach during the ten-day period.

                          9.     FORM OF NOTICE

Every notice required by the terms of this Agreement shall be given in writing by serving the same upon the party to whom it was addressed personally or by registered or certified mail, return receipt requested, at the address set forth below or at such other address as may hereafter be designated by notice given in compliance with the terms hereof:

If to the Executive:                   Kenneth Green


If to the Company:                     ProCyte Corporation
                                       12040 115th Avenue N.E., Suite 210
                                       Kirkland, Washington 98034
                                       Attn:  President
With a copy to:                        Perkins Coie
                                       Attn:  James R. Lisbakken
                                       1201 Third Avenue, 40th Floor
                                       Seattle, WA  98101-3099
or such other address as shall be provided in accordance with the terms hereof. Except as set forth in Section 4.4 hereof, if notice is mailed, such notice shall be effective upon mailing.

                           10.     ASSIGNMENT

This Agreement is personal to the Executive and shall not be assignable by the Executive.
The Company shall assign to and require any successor (whether direct or indirect, by purchase, merger, consolidation or otherwise) to all or substantially all the business and/or assets of the Company to assume expressly and agree to perform this Agreement in the same manner and to the same extent that the Company would be required to perform it if no such succession had taken place. As used in this Agreement, "Company" shall mean ProCyte Corporation and any affiliated company or successor to its business and/or assets as aforesaid which assumes and agrees to perform this Agreement by contract, operation of law, or otherwise; and as long as such successor assumes and agrees to perform this Agreement, the termination of Executive's employment by one such entity and the immediate hiring and continuation of the Executive's employment by the succeeding entity shall not be deemed to constitute a termination or trigger any severance obligation under this Agreement. All the terms and provisions of this Agreement shall be binding upon and inure to the benefit of and be enforceable by the parties hereto and their respective successors and permitted assigns.

                              11.     WAIVERS

No delay or failure by any party hereto in exercising, protecting or enforcing any of its rights, titles, interests or remedies hereunder, and no course of dealing or performance with respect thereto, shall constitute a waiver thereof. The express waiver by a party hereto of any right, title, interest or remedy in a particular instance or circumstance shall not constitute a waiver thereof in any other instance or circumstance. All rights and remedies shall be cumulative and not exclusive of any other rights or remedies.

                         12.     AMENDMENTS IN WRITING

No amendment, modification, waiver, termination or discharge of any provision of this Agreement, nor consent to any departure therefrom by either party hereto, shall in any event be effective unless the same shall be in writing, specifically identifying this Agreement and the provision intended to be amended, modified, waived, terminated or discharged and signed by the Company and the Executive, and each such amendment, modification, waiver, termination or discharge shall be effective only in the specific instance and for the specific purpose for which given. No provision of this Agreement shall be varied, contradicted or explained by any oral agreement, course of dealing or performance or any other matter not set forth in an agreement in writing and signed by the Company and the Executive.

                              13.     APPLICABLE LAW

This Agreement shall in all respects, including all matters of construction, validity and performance, be governed by, and construed and enforced in accordance with, the laws of the State of Washington, without regard to any rules governing conflicts of laws.

                      14.     ARBITRATION; ATTORNEYS' FEES

Except in connection with enforcing Section 7 of this Agreement, for which legal and equitable remedies may be sought in a court of law, any dispute arising under this Agreement shall be subject to arbitration. The arbitration proceeding shall be conducted in accordance with the Commercial Arbitration Rules of the American Arbitration Association then in effect, conducted by one arbitrator either mutually agreed upon or selected in accordance with the AAA Rules. The arbitration shall be conducted in King County, Washington under the jurisdiction of the Seattle office of the American Arbitration Association. The arbitrator shall have authority only to interpret and apply the provisions of this Agreement, and shall have no authority to add to, subtract from, or otherwise modify the terms of this Agreement. Any demand for arbitration must be made within sixty (60) days of the event(s) giving rise to the claim that this Agreement has been breached. The arbitrator's decision shall be final and binding, and each party agrees to be bound to by arbitrator's award subject only to an appeal therefrom in accordance with the laws of the State of Washington. Either party may obtain judgment upon the arbitrator's award in the Superior Court of King, County, Washington.

If it becomes necessary to pursue or defend any legal proceeding, whether in arbitration or court, in order to resolve a dispute arising under this Agreement, the prevailing party in any such proceeding shall be entitled to recover its reasonable costs and attorneys' fees.

                          15.     SEVERABILITY

If any provision of this Agreement shall be held invalid, illegal or unenforceable in any jurisdiction, for any reason, including, without limitation, the duration of such provision, its geographical scope or the extent of the activities prohibited or required by it, then, to the full extent permitted by law, (a) all other provisions hereof shall remain in full force and effect in such jurisdiction and shall be liberally construed in order to carry out the intent of the parties hereto as nearly as may be possible, (b) such invalidity, illegality or unenforceability shall not affect the validity, legality or enforceability of any other provision hereof, and (c) any court or arbitrator having jurisdiction thereover shall have the power to reform such provision to the extent necessary for such provision to be enforceable under applicable law.

                          16.     ENTIRE AGREEMENT

This Agreement constitutes the entire agreement between the Company and the Executive with respect to the subject matter hereof, and all prior or contemporaneous oral or written communications, understandings or agreements between the Company and the Executive with respect to such subject matter are hereby superseded and nullified in their entireties; provided, however, that the Proprietary Information and Invention Agreement between the Executive and the Company shall continue in full force and effect to the extent not superseded by
Section 10 hereof.

                              17.     WITHHOLDING

The Company may withhold from any amounts payable under this Agreement such federal, state or local taxes as shall be required to be withheld pursuant to any applicable law or regulation.

                            18.     COUNTERPARTS

This Agreement may be executed in counterparts, each of which counterpart shall be deemed an original, but all of which together shall constitute one and the same instrument.

IN WITNESS WHEREOF, the parties have executed and entered into this Agreement effective on the date first set forth above.

PROCYTE CORPORATION                    EXECUTIVE
By__________________________________:  By:___________________________________
Title:                                 Title:

                                     EXHIBIT 13.1
                               FINANCIAL DATA SCHEDULE



Item 6 Selected Financial Data

                                                          Years ended December 31,
Statements of Operations Data:      1996                1995                1994               1993                1992
-------------------------------------------------------------------------------------------------------------------------
Revenues                         $3,275,957          $4,320,056          $4,472,983         $1,939,517           $240,769
Costs and expenses               12,633,076          16,714,991          16,626,701          9,612,531          5,671,142
                                -----------         -----------        ------------         ----------        -----------



Net loss                        $(9,357,119)       $(12,394,935)       $(12,153,718)        $(7,673,014)      $(5,430,373)
                                -----------         -----------        ------------         ----------        -----------
                                -----------         -----------        ------------         ----------        -----------



Net Loss per common share            $(0.71)             $(0.95)             $(0.97)             $(0.80)            $(0.79)
                                -----------         -----------        ------------         ----------        -----------
                                -----------         -----------        ------------         ----------        -----------

Weighted average
number of common
shares used in computing
net loss per
common share                     13,210,036          13,100,818          12,593,131          9,575,218          6,871,263
                                -----------         -----------        ------------         ----------        -----------
                                -----------         -----------        ------------         ----------        -----------

                                                                        December 31,
Balance Sheet Data:                 1996                1995                1994               1993                1992
-------------------------------------------------------------------------------------------------------------------------
Cash, cash equivalents and
   short-term investments       $20,846,836         $36,077,520         $43,014,137         $22,653,578        $8,038,789
Working capital                  20,647,423          30,438,486          41,746,596          21,170,301         7,383,177
Totals assets                    27,963,658          45,093,558          50,013,086          26,265,524        10,076,855
Total liabilities                 1,124,881           9,209,004           1,863,311           1,797,292           935,430
Accumulated deficit             (55,870,339)        (46,513,220)        (34,118,285)        (21,964,567)      (14,291,553)
Stockholders equity              26,838,777          35,884,554          48,149,775          24,468,232         9,141,425

         Management's Discussion and Analysis of Financial Conditions
                           and Results of Operations

Overview

This discussion contains forward-looking statements and such statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those projected. See "Important Factors Regarding Forward-Looking Statements" included in the Company's annual report to the Securities Exchange Commission ("SEC") on Form 10-K for the period ended December 31, 1996 and incorporated herein by reference. Readers are cautioned not to place undue reliance on these forward-looking statements which reflect the Company's position only as of the date hereof. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Results of Operations

ProCyte Corporation (the "Company") continued its important restructuring in 1996 - building upon the Company's technology strengths and seeking to build near-term revenue opportunities. The Company's primary objectives that were set into motion in 1995 continued to serve as fundamental elements in the Company's positioning for future growth.

ProCyte's mission is to provide innovative, user-responsive and cost effective wound care products - a growing segment of disease management that has long been underserved. To accomplish this objective, the Company continued to build on its technical foundation that features two unique technologies - copper peptide compounds and polymers.

In 1996, ProCyte received clearance under the United States Food and Drug Administration's ("FDA") 510(k) medical device regulations to market Iamin-Registered Trademark- Hydrating Gel for the care and management of human acute and chronic wounds. U.S. product launch occurred in late July 1996.

A related product, Iamin-Registered Trademark--Vet skin care Gel, was introduced to the veterinary wound care market during the year, and is used to treat dermatological disorders and acute and chronic wounds in large and small animals.

Kissei Pharmaceutical Co., Ltd., ProCyte's partner in Japan, China, Taiwan and Korea for the development of the Iamin-Registered Trademark- compound, completed its Phase I study in Japan during the year. In the second half of 1996, ProCyte commenced a Phase II study of the Iamin-Registered Trademark- copper peptide compound in the United Kingdom for the treatment of venous leg ulcers.

At year end, ProCyte received its second 510(k) product clearance - for the OsmoCyte-TM- Pillow Wound Dressings. U.S. product launch occurred in late December 1996. These highly absorptive wound care products incorporate the unique polymer technology to which ProCyte licensed the worldwide rights, outside of Asia, for wound care applications, and the worldwide rights for wound care drug delivery.

ProCyte presently markets its human wound care products through its own sales and marketing personnel and distribution networks. The Company's initial products are sold to the veterinary wound care market by specialty distributors.

The Company plans to continue to build upon its wound care commitment and related market applications for its technologies, and expects to introduce additional products in 1997. At year end, the Company had five new 510(k) submissions pending with the FDA. The Company is seeking registration and distribution for its wound care products in Europe and elsewhere and plans to continue to evaluate complementary products and technologies for North American acquisition or distribution by the Company.

In November 1996, ProCyte completed an early-stage, placebo-controlled, multi-center clinical trial of investigational Iamin-IB-Registered Trademark-solution (GHK:Cu 2:1 administered via retention enema) for the treatment of mild to moderate ulcerative colitis, a form of inflammatory bowel disease. Results of the study, based on the prospectively designed clinical endpoints, showed that the high dose investigational compound induced slight improvement in disease remission and statistically significant difference in the number of patients with improved disease symptoms.

The patient enrollment and treatment phases of the Company's initial Phase II effectiveness evaluation study of another proprietary peptide-copper compound, PC1358, tradenamed Tricomin-Registered Trademark- solution, was completed in late 1996. The study was designed to evaluate effectiveness of different doses of the compound versus placebo in the treatment of androgenetic alopecia - or male pattern baldness. Data analysis from the completed study is underway.

The Company intends to seek suitable corporate partners or licensees for continued development and commercialization of the hair growth and inflammatory bowel disease applications of its technology and is also evaluating alternative registrations of the technologies worldwide.

The Company continued to provide contract manufacturing services to select clients in the biotechnology and pharmaceutical industries in 1996. ProCyte also expanded its wound care production facility during the year, while entering working relationships with specialty manufacturers for components of certain of the Company's wound care products.

By year end 1996, ProCyte had provided or was still performing contract manufacturing services on behalf of its clients, including a multinational pharmaceutical company, and several biotechnology companies. Given the risks and uncertain timelines associated with device, pharmaceutical and biotechnology products being developed, tested, reviewed or sold by clients of the manufacturing facility, and the Company itself, the Company will be required to strive to maintain sufficient clientele to counter the effect that regulatory delays, product failures, product recalls, and other such circumstances may have on its contract manufacturing capabilities and revenue expectations.

ProCyte expects to continue to provide contract manufacturing services in 1997 and future years, and to produce clinical and commercial quantities of certain of its copper-peptide compounds for its use and those of partners or licensees. The Company expects to utilize at least 75% of the plant's current capacity for these endeavors in 1997, though, for the reasons outlined above, and including such things as unexpected or unsuccessful plant audits or regulatory inspections, the impact of adverse weather conditions on plant operations, and other such reasons all of which are not enumerated here, there can be no assurance that it will be successful.

In 1997, the Company plans to consolidate its operations by relocating its Kirkland-based corporate offices and labs to the facility housing the Company's manufacturing facility in Redmond, Washington.

Year Ended December 31, 1996 Compared with the Year Ended December 31, 1995

Total revenue from collaborative research agreements, license fees, initial product sales and contract manufacturing totaled $1,638,667 in 1996 compared to $1,688,152 in 1995. The Company's license fees and collaborative research and development agreement with Kissei Pharmaceutical Co. Ltd. ("Kissei"), and past partnership with Kaken Pharmaceutical Co., Ltd. ("Kaken"), accounted for 56% and 91% of the Company's revenue from collaborative research agreements, license fees and contract manufacturing in 1996 and 1995, respectively. Revenue from collaborative research agreements and license fees decreased approximately 41% over 1995 due mainly to Kissei's satisfaction of research funding commitments and termination of the Kaken partnership. Revenue from contract manufacturing services totaled $708,104, a 366% increase from $151,836 in 1995.

Total operating expenses, excluding the Company's settlement of the shareholder suit filed against the Company and certain of its officers and directors in October 1994, decreased 3% to $11,619,166 in 1996 from $11,964,991 in 1995.
Research and development expenses, and expenses related to earlier-stage, smaller clinical trials underway in 1996 decreased by 7% to $6,738,911 from 7,235,298 in 1995. General and administrative expenses increased 3% to $4,880,255 in 1996 compared to 4,729,693 in 1995, primarily as a result of the Company's defense and settlement of the October 1994 shareholder suit and related insurance arbitrations continuing in 1997.

Investment income in 1996 decreased to $1,622,944 from 2,6341,904 in 1995. The decrease was primarily attributable to reduced cash available for investment.

The Company's net loss decreased to $9,357,119 for 1996 as compared to $12,394,935 for 1995.

Year Ended December 31, 1995 Compared with the Year Ended December 31, 1994

In 1995, ProCyte earned $1,536,316 in research and development funding from Kissei and Kaken, compared to $2,773,154 in 1994.

Total operating expenses, excluding amounts accrued by the Company in the then tentative settlement of the shareholder suit filed against the Company and certain of its officers and directors in October 1994, decreased approximately 28% to $11,964,991 in 1995 from $16,626,701 in 1994. Research and development expenses related primarily to clinical development of copper peptide compounds in Company-sponsored inflammatory bowel disease and hair growth studies, decreased by approximately 46% to $7,235,298 in 1995 from $13,298,942 in 1994. General and administrative expenses increased approximately 42% to $4,729,693 in 1995 compared to $3,327,759 in 1994, primarily as a result of staff additions, business development license fees and shareholder litigation expenses.

Investment income increased to $2,631,904 in 1995 from $1,699,829 in 1994. The increase was primarily attributable to higher interest rates.

The Company's net loss increased to $12,394,935 in 1995, compared to a net loss of $12,153,718 for 1994.

Financial Condition
Liquidity and Capital Resources

The Company has financed its operations since inception through public and private sales of common stock, investment income, contract manufacturing, initial product sales and revenue from strategic partners. Through December 31, 1996, the Company had raised approximately $81.4 million in net proceeds from sales of common stock. It has earned approximately $8.7 million in investment income and $10.8 million in research and development-related revenues and other fees.

At December 31, 1996, the Company had approximately $20.8 million in cash, cash equivalents and securities available for sale. Through December 31, 1996, the Company has invested a total of approximately $4.0 million in laboratory and computer equipment, furniture and leasehold improvements. In addition, the Company has invested approximately $6.1 million in leasehold improvements and equipment for its manufacturing plant. The Company anticipates that its operating expenses will increase in 1997 and subsequent years as the Company expands its manufacturing plant and purchases equipment to process its planned wound care products, hires additional personnel, particularly in the fields of sales and marketing and manufacturing, and advances potential product candidates in development.

The Company expects to continue to try to negotiate strategic collaborations or other suitable partnerships for certain applications of its technology, and to seek product acquisition and/or distribution agreements with other parties whose products, capabilities or interests complement the Company's goals and abilities internationally. Certain of these relationships may involve commitments from ProCyte to fund some or all of certain research and development projects or to make royalty payments based on products sold during a defined period.

Although strategic partnerships have provided revenue to the Company in the past, there can be no assurance that similar sources of funds will be available to the Company in the future. Additionally, though the Company makes every effort to extensively review products it may seek to acquire, distribute or in-license, there can be no assurance that products so obtained will be commercialized successfully, if at all.

Further expenditures will be required for manufacturing, including but not limited to, adding equipment for the manufacture of the polymer-based wound care products; building a sales organization and marketing program for the Company's products in North America and elsewhere; patent and other legal fees; and for office and related space and equipment to accommodate the activities and personnel associated with bringing potential products into development or the marketplace. All these activities, and others that may not have been anticipated at this time, will require substantial financial resources. There can be no assurance that the Company will have sufficient resources to fund the cost of such activities, or that it will be able to obtain any additional financial resources on acceptable terms or in time to fund any necessary or desirable expenditures.

The Company anticipates that its existing capital resources should be sufficient to fund its cash requirements for approximately two years. However, the amounts and timing of expenditures will depend on such things as the progress and results of ongoing clinical development programs, the rate at which operating losses are incurred, the execution of in-licensing or product distribution agreements with others, the establishment of out-licensing agreements or strategic alliances for certain of the Company's products or technology, the FDA regulatory process and similar processes among similar agencies in other countries, and other factors, many of which are beyond the Company's control, such as changes in healthcare product reimbursement schedules.

Capital Expenditures

During 1996, capital expenditures totaled $1,739,875 compared with $0 and $3,849,667 in 1995 and 1994, respectively. Of the total capital expenditures during 1996, 1995 and 1994, respectively, approximately $1,246,807, $0, and $3,811,096 represented leasehold improvement costs associated with certain of the Company's facilities. With the exception of leasehold improvement costs, virtually all of the capital expenditures during 1996, 1995 and 1994 represented laboratory and office equipment and scientific instrumentation necessary to support the research, development and manufacturing infrastructure.

Capital expenditures during 1997 are expected to be approximately $500,000 to support the corporate office and laboratory consolidation and relocation to the Redmond, Washington facility which houses the manufacturing plant, and expenditures required to support product commercialization and research and development activities.

Price Range of Common Stock

ProCyte Corporation's common stock is quoted on the Nasdaq National Market System under the symbol PRCY. As of March 7, 1997, there were 485 holders of record of common stock. The Company has never paid any cash dividends and does not anticipate paying any cash dividends in the foreseeable future. The Company intends to retain future earnings and capital for use in its business. The high and low sale prices for the common stock as reported by the Nasdaq National Market System for each quarter during 1995, 1996, and 1997 to date are as follows:

                                                        High      Low
1995     First Quarter                                3  9/32   2
         Second Quarter                               2  13/16  2  1/8
         Third Quarter                                3  3/8    2
         Fourth Quarter                               3  1/16   2  1/8
1996     First Quarter                                5  1/4    2 9/16
         Second Quarter                               5  1/8    3  5/16
         Third Quarter                                3  7/8    2  7/16
         Fourth Quarter                               3         2
1997     First Quarter (through 3/7/97)               2  7/16   1  13/16

                                     EXHIBIT 27.1
                               FINANCIAL DATA SCHEDULE

                                       EBS.XLS

Part I  -  FINANCIAL INFORMATION
Item 1. Financial Statements
                              ProCyte Corporation
                        (a development stage company)
                                Balance Sheets


                                                                                         December 31,
                                                                               ---------------------------
                                                                                    1996          1995
                                                                               ------------   ------------
ASSETS

CURRENT ASSETS
Cash and cash equivalents..................................................    $  1,804,875   $  6,019,740
Securities available for sale .............................................      19,041,961     30,057,780
Insurance claim receivable, net of $1 million allowance - 1996.............               0      3,000,000
Inventories................................................................         596,740              0
Other......................................................................         318,580        477,116
                                                                               ------------   ------------
  Total current assets.....................................................      21,762,156     39,554,636

PROPERTY AND EQUIPMENT, at cost
Equipment..................................................................       3,604,764      3,328,829
Leasehold improvements.....................................................       5,097,833      5,097,833
Improvements in progress...................................................       1,463,940              0
Less accumulated depreciation and amortization.............................      (4,306,094)    (3,244,799)
                                                                               ------------   ------------
  Property and equipment, net..............................................       5,860,443      5,181,863

PATENTS, at cost...........................................................         290,930        290,930
Less accumulated amortization..............................................        (109,270)       (93,270)
                                                                               ------------   ------------
  Patents, net.............................................................         181,660        197,660

OTHER......................................................................         159,399        159,399
                                                                               ------------   ------------

TOTAL ASSETS...............................................................   $  27,963,658  $  45,093,558
                                                                               ------------   ------------
                                                                               ------------   ------------

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable...........................................................   $      334,843 $     678,698
Accrued liabilities........................................................          779,890       687,452
Payable to stockholders for settlement of litigation.......................                0     7,750,000
                                                                               ------------   ------------
  Total current liabilities................................................        1,114,733     9,116,150

DEFERRED LEASE PAYMENTS....................................................           10,148        69,172
DEFERRED STATE SALES TAXES.................................................                0        23,682

COMMITMENTS

STOCKHOLDERS' EQUITY
Preferred stock $.01 par value:  2,000,000 shares
   authorized; no shares issued or outstanding.............................
Common stock $.01 par value: 30,000,000 shares
   authorized; shares issued and outstanding 13,364,958
   - December 31, 1996 and 13,318,495 -  December 31, 1995..................         132,776       131,311
Additional paid-in capital..................................................      82,576,340    82,350,862
Deficit accumulated during the development stage............................     (55,870,339)  (46,513,220)
Unearned compensation.......................................................               0       (84,399)
                                                                               ------------   ------------
   Total stockholders' equity...............................................      26,838,777    35,884,554
                                                                               ------------   ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY..................................   $  27,963,658 $  45,093,558
                                                                               ------------   ------------
                                                                               ------------   ------------

                      See notes to financial statements

                                   EPL.XLS

                             ProCyte Corporation
                        (a development stage company)
                           Statements of Operations

                                                                                                                      January 1,
                                                                                                                        1985
                                                                                                                    (predecessor
                                                                                  Year ended December 31,          inception) to
                                                                       ----------------------------------------      December 31,
                                                                          1996          1995           1994            1996
                                                                       ----------    -----------   ------------    --------------
REVENUES
Product revenues.....................................................  $   30,563    $         0   $          0    $     30,563
Research and development
  revenues under collaborative
  agreements.........................................................           0      1,536,316      2,773,154       7,754,711
Contract manufacturing...............................................     708,104        151,836              0         859,940
License fees.........................................................     900,000              0              0       1,500,000
Interest income......................................................   1,622,944       2,631,904     1,699,829       8,658,745
Other ...............................................................      14,346                                       712,110
                                                                       -----------   ------------   ------------   -----------

Total revenues.......................................................    3,275,957      4,320,056     4,472,983      19,516,069
                                                                       -----------   ------------   ------------   -----------

COSTS AND EXPENSES
Cost of product sales................................................       13,910              0              0         13,910
Research and
  development........................................................    6,738,911      7,235,298     13,298,942     49,879,269
 Litigation settlement...............................................    1,000,000      4,750,000              0      5,750,000
 General and administrative..........................................    4,880,255      4,729,693      3,327,759     19,746,017
                                                                       -----------   ------------   ------------   -----------

Total costs and  expenses............................................   12,633,076     16,714,991     16,626,701     75,389,196
                                                                       -----------   ------------   ------------   -----------

NET LOSS.............................................................  $(9,357,119)  $(12,394,935)  $(12,153,718)  $(55,873,127)
                                                                       -----------   ------------   ------------   -----------
                                                                       -----------   ------------   ------------   -----------


NET LOSS PER
  COMMON SHARE.......................................................  $     (0.71)  $      (0.95)  $      (0.97)  $     (7.18)
                                                                       -----------   ------------   ------------   -----------
                                                                       -----------   ------------   ------------   -----------

Weighted average number of
  common shares used in computing
  net loss per common share..........................................   13,210,036    13,100,818      12,593,131     7,786,448
                                                                       -----------   ------------   ------------   -----------
                                                                       -----------   ------------   ------------   -----------

                      See notes to financial statements

                                  ECSH.XLS

                              ProCyte Corporation
                        (a development stage company)
                          Statements of Cash Flows

                                                                                                                   January 1,
                                                                                                                      1985
                                                                                                                  (predecessor
                                                                                 Years ended December 31         inception) to
                                                                        ---------------------------------------   December 31,
OPERATING ACTIVITIES                                                      1996          1995           1994           1996
                                                                       -----------  ------------   ------------   -------------
Net Loss                                                               ($9,357,119) ($12,394,935)  ($12,153,718)  $(55,873,127)
 Adjustments to reconcile net loss
  to net cash used in operating activities:
   Depreciation......................................................    1,061,294       781,445        745,984      4,556,763
   Patent expense....................................................       16,000       213,358         44,258        786,929
   Amortization of discount on marketable securities.................                                                 (15,625)
   (Gain) loss on sale of securities available for sale..............       50,036     (324,534)       136,910       (137,588)
   Restricted and other stock grants.................................      259,000        32,634                      332,721
   Compensation expense on stock options.............................      (58,101)       69,657       174,375        597,638
   Changes in assets and liabilities:
     Increase in inventories.........................................     (596,740)            0              0      (596,740)
    (Increase) decrease in other current assets......................      158,536       (16,892)      (298,270)     (318,583)
    (Increase) decrease in insurance claim receivable................    3,000,000    (3,000,000)             0             0
     Decrease in deferred offering expenses..........................            0             0         99,112             0
     Increase in other assets........................................            0             0         (2,341)       (9,399)
     Increase (decrease) in accounts payable.........................     (343,855)      385,232        101,395       249,724
     Increase (decrease) in accrued liabilities......................       92,438      (406,502)       428,320       724,982
     Increase (decrease) in litigation settlement payable............   (7,750,000)    7,750,000                            0
     Decrease in deferred income.....................................            0      (340,344)      (447,181)            0
     Increase (decrease) in deferred lease payments..................      (59,024)      (13,831)         1,977        10,148
     Decrease in deferred use tax....................................      (23,682)      (28,862)       (18,492)      (94,713)
                                                                       -----------  ------------   -----------    -----------
Net cash used in operating activities................................  (13,551,217)   (7,293,574)   (11,187,671)  (49,786,870)
                                                                       -----------  ------------   -----------    -----------
                                                                       -----------  ------------   -----------    -----------

FINANCING ACTIVITIES
  Proceeds from issuance of stock - net..............................      110,444        27,423    35,660,886     81,405,340
  Proceeds from borrowings...........................................                                                 500,000
                                                                       -----------  ------------   -----------    -----------
Net cash provided by financing activities............................      110,444        27,423    35,660,886     81,905,340
                                                                       -----------  ------------   -----------    -----------

INVESTING ACTIVITIES
 Purchase of property and equipment..................................   (1,739,875)            0    (3,849,667)   (10,321,276)
 Purchase of securities available-for-sale........................... (171,186,634) (142,491,420)  (27,865,785)  (379,680,429)
 Proceeds from sale or maturity of securities available for sale.....  182,152,417   129,528,389    10,958,660    360,791,681
 Patents:
  Expenditures........................................................           0             0      (136,011)    (1,018,117)
  Reimbursements......................................................           0         5,000         9,932         64,546
  Other...............................................................                                               (150,000)
                                                                       -----------  ------------   -----------    -----------
Net cash used in investing activities.................................   9,225,908   (12,958,031)   20,882,871    (30,313,595)
                                                                       -----------  ------------   -----------    -----------

NET INCREASE  IN CASH AND CASH EQUIVALENTS............................  (4,214,865)  (20,224,182)    3,590,344      1,804,875

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD......................   6,019,740    26,243,922    22,653,578
                                                                       -----------  ------------   -----------    -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD............................  $1,804,875   $6,019,740    $26,243,922     $1,804,875
                                                                       -----------  ------------   -----------    -----------
                                                                       -----------  ------------   -----------    -----------

SUPPLEMENTAL SCHEDULE OF NON-CASH
  FINANCING AND INVESTING ACTIVITIES
   Conversion of debt to common stock................................                                              $  500,000
                                                                                                                   ----------
                                                                                                                   ----------
   Issuance of stock for patents.....................................                                              $   27,790
                                                                                                                   ----------
                                                                                                                   ----------

                      See notes to financial statements

                                                           EEQUITY.XLS
                                                      ProCyte Corporation
                                                (a development stage company)
                                              Statements of Stockholders' Equity


                                                                                        Deficit
                                                                                      Accumulated
                                                  Common Stock       Additional        During the
                                               -------------------    Paid-in         Development       Unearned
                                               Shares     ParValue    Capital            Stage         Compensation        Total
                                               ------     --------    ---------       -----------     ------------    ----------
Balance, September 22, 1986
  (Company inception)......................
Issuance to Iama, Inc. for certain assets
  ($.03 per share) - September 22..........    835,200    $  8,352    $  20,505                                        $  28,857
Issuance for cash ($.09 per share)
  September 22.............................    290,000       2,900       21,800                                           24,700
Issuance for services ($.09 per share)
  December 31..............................     17,400         174        1,326                                            1,500
Net loss...................................                                           $ (22,476)                         (22,476)
                                             ---------    --------    ---------       -----------     -------------    ---------
Balance, December 31, 1986.................  1,142,600      11,426       43,631         (22,476)                          32,581
Other issuance to officer for cash
  ($.09 per share) January 29..............     92,800         928        7,072                                            8,000
Issuance for services ($.09 per share)
  February 19..............................     17,400         174        1,326                                            1,500
Issuance for cash ($.86 per share)
  March 19 to May 27.......................  1,403,600      14,036    1,191,925                                         1,205,961
Net loss...................................                                            (649,333)                        (649,333)
                                              ---------    --------    ---------      -----------     -------------    ---------
Balance, December 31, 1987.................  2,656,400      26,564    1,243,954        (671,809)                         598,709
Issuance for cash ($1.51 per share)
  April 29 to June 22......................    297,373       2,974      441,791                                          444,765
Issuance for cash ($1.51 per share)
  July 25..................................    251,140       2,511      373,103                                          375,614
Issuance for cash ($2.16 per share)
  August 2.................................    742,400       7,424    1,480,734                                        1,488,158
Exercise of stock options
  ($.86 per share) October 31..............      1,160          12          988                                            1,000
Net loss...................................                                          (1,451,540)                      (1,451,540)
                                              ---------    --------    ---------      -----------     -------------    ---------
Balance, December 31, 1988.................  3,948,473      39,485    3,540,570      (2,123,349)                       1,456,706
Issuance to Schering Corporation for
  cash ($5.76 per share) May 18............    433,724       4,337    2,493,314                                        2,497,651
Conversion of debt to common stock
  ($2.16 per share) May 26.................    232,000       2,320      497,680                                          500,000
Grants to officers for services
  ($5.76 per share) July 27................      3,472          35       19,965                                           20,000
Issuance for cash - Initial public offering
  ($8.00 per share) November 16............  1,300,000      13,000    9,284,318                                        9,297,318
Compensatory stock option grants Oct. 2....                             183,270                        $(183,270)
Amortization of unearned compensation......                                                                6,490           6,490
Net loss...................................                                            (617,714)                        (617,714)
                                              ---------    --------    ---------      -----------     -------------    ---------

Balance, December 31, 1989 (Forward).......  5,917,669    $ 59,177  $16,019,117    $ (2,741,063)      $ (176,780)   $ 13,160,451


                                             See notes to financial statements

                                                      ProCyte Corporation
                                                (a development stage company)
                                      Statements of Stockholders' Equity - Continued


                                                                                          Deficit
                                                                                        Accumulated
                                                  Common Stock       Additional          During the
                                               -------------------    Paid-in           Development       Unearned
                                               Shares     ParValue    Capital              Stage         Compensation        Total
                                               ------     --------    ---------         -----------     ------------    ----------

Balance, December 31, 1989 (Forward)......   5,917,669    $ 59,177  $16,019,117      $ (2,741,063)      $ (176,780)   $ 13,160,451
Compensatory stock option grants Jan. 9...                                6,500                             (6,500)
Grant to officer for services
  ($5.63 per share) May 1.................       3,000          30       16,845                                             16,875
Exercise of stock options
  ($2.16 per share) May 15 to July 9......       3,132          31        6,733                                              6,764
  ($.86 per share) June 22 to July 24.....      27,276         273       23,185                                             23,458
Amortization of unearned compensation.....                                                                  35,148          35,148
Net loss..................................                                             (2,189,019)                      (2,189,019)
                                              ---------    -------- ------------     -------------     ------------    -----------
Balance, December 31, 1990 ...............   5,951,077      59,511   16,072,380        (4,930,082)        (148,132)     11,053,677
Grant to officer for services
  ($5.50 per share) February 4............         766           7        4,205                                              4,212
Exercise of stock options
  ($5.76 per share) Jan. 17 to May 28.....         116           1          667                                                668
  ($.86 per share) Feb. 28 to Dec. 12.....      26,444         264       22,477                                             22,741
  ($2.16 per share) May 7 to Dec 30.......      16,688         168       35,878                                             36,046
  ($7.00 per share) November 5............         200           2        1,398                                              1,400
  ($5.63 per share) December 12...........         600           6        3,369                                              3,375
  ($6.59 per share) December 12...........       2,000          20       13,160                                             13,180
Compensatory stock option
  grants April 1..........................                              131,948                           (131,948)
Amortization of unearned compensation.....                                                                  57,090          57,090
Net loss..................................                                             (3,931,098)                      (3,931,098)
                                              ---------    -------- ------------     -------------     ------------    -----------
Balance, December 31, 1991................   5,997,891      59,979   16,285,482        (8,861,180)        (222,990)      7,261,291
Exercise of stock options
  ($2.16 per share) Jan. 1 to Nov. 19.....       6,576          66       14,136                                             14,202
  ($.86 per share)  Jan. 13 to Aug 12.....      15,360         153       13,056                                             13,209
  ($5.63 per share) January 20............         200           2        1,123                                              1,125
  ($4.62 per share) Jan. 20 to Nov. 9.....         600           6        2,766                                              2,772
  ($6.59 per share) January 26............       2,000          20       13,160                                             13,180
  ($5.76 per share) March 11..............         464           5        2,669                                              2,674
  ($2.50 per share) December 9............       3,000          30        7,470                                              7,500
  ($5.00 per share) December 10 to 17.....         700           7        3,493                                              3,500
  ($1.51 per share) in exchange for
     2292 issued shares December 28.......      12,708         127         (122)                                                 5
Issuance for cash - Public offering
  ($5.50 per share) May 19................   1,437,500      14,375    7,080,565                                          7,094,940
Cancel compensatory stock option
  grants March 13.........................                               (6,960)                             6,960
Compensatory stock option
  grants February 12......................                              322,000                           (322,000)
Amortization of unearned compensation.....                                                                 157,400         157,400
Net loss..................................                                             (5,430,373)                      (5,430,373)
                                              ---------    -------- ------------     -------------     ------------    -----------
Balance, December 31, 1992 (Forward)......   7,476,999    $ 74,770  $23,738,838     $ (14,291,553)      $ (380,630)  $   9,141,425



                                             See notes to financial statements

                                                            -88-

                                                      ProCyte Corporation
                                                (a development stage company)
                                        Statements of Stockholders' Equity - Continued


                                                                                          Deficit
                                                                                        Accumulated
                                                  Common Stock       Additional          During the
                                               -------------------    Paid-in           Development       Unearned
                                               Shares     ParValue    Capital              Stage         Compensation        Total
                                               ------     --------    ---------         -----------     ------------    ----------
Balance, December 31, 1992 (Forward)......   7,476,999    $ 74,770  $23,738,838     $ (14,291,553)      $ (380,630)  $ 9,141,425
Exercise of stock options
  ($2.16 per share) January 15 to Dec. 20       13,584         136       29,205                                           29,341
  ($5.00 per share) February 9 to June 24          750           7        3,743                                            3,750
  ($1.51 per share) in exchange for
    12,966 issued shares March 4..........      64,834         648         (642)                                               6
  ($7.00 per share) May 3 to July 30......         200           2        1,398                                            1,400
  ($5.625 per share) June 2 ..............         600           6        3,369                                            3,375
  ($5.125 per share) June 9 to Oct. 17....      10,200         102       52,173                                           52,275
  ($5.76 per share) June 24...............         100           1          575                                              576
  ($0.86 per share) Oct. 1................       6,320          63        5,372                                            5,435
  ($2.50 per share) Oct. 1................      15,000         150       37,350                                           37,500
  ($7.25 per share) Oct. 1 to Nov. 2......         600           6        4,344                                            4,350
  ($11.25 per share) Oct. 1 to Dec. 15....         500           5        5,620                                            5,625
  ($5.53 per share) Nov. 5................      10,000         100       55,200                                           55,300
Issuance for cash - Public offering
  ($9.00 per share) February 9...........    2,275,000      22,750   18,895,668                                       18,918,418
Issuance to Kissei Pharmaceutical
  for cash ($25.73 per share) Dec. 1.....      155,461       1,555    3,725,336                                        3,726,891
Cancel compensatory stock option
  grants September 10....................                               (39,120)                            39,120
Compensatory stock option
  grants September 15....................                               142,500                           (142,500)
Amortization of unearned compensation....                                                                  155,579       155,579
Net loss.................................                                              (7,673,014)                    (7,673,014)
                                               ------     --------    ---------         -----------     ------------    ----------
Balance, December 31, 1993...............   10,030,148     100,301   46,660,929       (21,964,567)        (328,431)   24,468,232
Exercise of stock options
  ($0.86 per share) Oct 10...............        1,392          14        1,183                                            1,197
  ($5.00 per share) January 18 to June 14          800           8        3,992                                            4,000
  ($2.16 per share) January 24...........        1,856          19        3,990                                            4,009
  ($7.75 per share) May 10...............       10,000         100       77,400                                           77,500
  ($7.00 per share) July 13..............          100           1          699                                              700
  ($9.44 per share) August 23............        1,000          10        9,430                                            9,440
Issuance for cash - Public offering
  ($13.25 per share) February 8..........    2,500,000      25,000   30,900,000                                       30,925,000
Issuance for cash - Public offering overal-
  lotment ($13.25 per share) February 22.      375,000       3,750    4,635,290                                        4,639,040
Amortization of unearned compensation....                                                                  174,375       174,375
Net loss.................................                                             (12,153,718)                   (12,153,718)
                                               ------     --------    ---------         -----------     ------------    ----------
Balance, December 31, 1994...............   12,920,296     129,203   82,292,913       (34,118,285)        (154,056)   48,149,775
Exercise of stock options:
  ($2.16 per share) January 23...........        9,000          90       19,350                                           19,440
  ($.09 per share) in exchange for
    5,681 issued shares February 3.......      179,919       1,799       (1,797)                                               2
  ($0.86 per share) February 14..........        9,280          93        7,888                                            7,981
Hymedix Restricted Stock
 ($2.59 per share) December 31...........       12,600         126       32,508                                           32,634
Amortization of unearned compensation....                                                                   69,657        69,657
Net loss.................................                                             (12,394,935)                   (12,394,935)
                                               ------     --------    ---------         -----------     ------------    ----------
Balance, December 31, 1995...............   13,131,095     131,311   82,350,862       (46,513,220)         (84,399)   35,884,554
                                               ------     --------    ---------         -----------     ------------    ----------
Exercise of stock options:
  ($2.64 per share) January 5 to October 31.    11,368         114       29,898                                           30,012
  ($2.53 per share) January 5 to October 11.    12,503         125       31,508                                           31,633
  ($2.16 per share) April 1 to September 13.    22,592         227       48,572                                           48,799
Hymedix Restricted Stock:
 ($2.59 per share) March 31..............       25,000         250       64,500                                           64,750
 ($2.59 per share) June 30...............       25,000         250       64,500                                           64,750
 ($2.59 per share) September 30..........       25,000         250       64,500                                           64,750
 ($2.59 per share) December 31...........       25,000         250       64,500                                           64,750
Cancel compensatory stock option grants..                              (142,500)                                        (142,500)
Amortization of unearned compensation....                                                                   84,399        84,399
Net loss.................................                                              (9,357,119)                    (9,357,119)
                                               ------     --------    ---------         -----------     ------------    ----------
Balance, December 31, 1996...............   13,277,558    $132,776  $82,576,340      ($55,870,339)              $0   $26,838,777
                                               ------     --------    ---------         -----------     ------------    ----------
                                               ------     --------    ---------         -----------     ------------    ----------


                                            See notes to financial statements

                        Notes to financial statements

1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES DESCRIPTION OF BUSINESS


Nature of Operations

ProCyte Corporation is a development stage healthcare products company engaged in the discovery, development and commercialization of a new class of proprietary copper-containing compounds and other wound care technologies.

ProCyte Corporation (the "Company") commenced operations on September 22, 1986 (inception). To date, the Company's research and development programs have focused principally on wound healing, tissue repair and hair growth applications with its topically administered peptide-copper compounds. In November 1995, the Company acquired certain rights to a polymer technology for use in wound care. Presently, the Company is working to commercialize its wound care technologies and also is seeking to partner or out-license it's technology applications for potential treatment of inflammatory bowel disease, and hair loss conditions.

On September 22, 1986, the Company issued 835,200 shares of common stock in exchange for substantially all of the assets of Iama, Inc., a predecessor company (the "Predecessor"), some of whose stockholders were founders of the Company. These assets consisted principally of patents and intellectual property rights related to the use of peptide-copper compounds. The patents were stated at $26,570, the Predecessor's historical cost. The Predecessor's operating results from January 1, 1985 ("Predecessor inception") to September 21, 1986, are included in net losses since inception in the accompanying financial statements.

To date, the Company's revenues have been principally from research, license fees, contract manufacturing and interest income. At year end 1996, revenues generated from product sales total $30,563. From inception through December 31, 1996, the Company incurred expenses for research, development, administration, and settlement of litigation, resulting in an accumulated deficit of approximately $55,870,000. Further expenditures will be required for development, clinical testing, regulatory submissions, marketing and manufacturing for ProCyte's product candidates. There can be no assurance that the Company will be able to successfully commercialize its products or achieve a profitable level of operation.

The Company announced a corporate restructuring on October 21, 1994, in which it reduced staff by thirty-five percent in order to devote a greater percentage of the Company's capital resources in support of its corporate strategy to (1) continue to develop its proprietary copper-based compounds; and polymer-based products and (2) seek a other suitable technology-rich acquisition or merger candidates to enhance the Company's ability to provide nearer-term product introductions; and (3) provide contract manufacturing services to pharmaceutical, biotechnology, and other industries in order to fully utilize its existing facilities. The Company has invested a total of approximately $6.1 million for the construction of its bulk substance and wound care manufacturing facility, the latter of which was constructed in 1997. The Company currently uses the manufacturing facility to provide services for industry clients and to manufacture and improve the processes for its own product candidates. At this time, management believes that the cost of the facility will be recovered through processing current and expected bulk substance requirements for the Company, and/or its collaborative partners and/or from contract manufacturing services.

A substantial amount of additional funds will be required for the Company to complete commercialization of certain of its product candidates, to build manufacturing, sales, and marketing capabilities, and to fund additional operating losses expected to be incurred in the next few years. Management's plans for obtaining additional funding may include equity offerings and strategic alliances or product out-licensing for certain of the Company's technology applications. If such funding is not obtained, the Company's ability to continue its development and production efforts at the current level will be limited, which would require that the Company reduce its development, sales and marketing, and commercialization expenditures.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Revenue recognition

Product revenues are recognized when related products are shipped.

Development revenues, consisting of cost reimbursements, are recognized when the related costs have been incurred.

Development revenues under collaborative agreements and nonrefundable license fees are recognized when earned for the performance of research activities under contract terms. Contract manufacturing revenues are recognized when services are performed.

Research and development

Research and development costs are expensed as incurred. The Company enters into contracts with outside laboratories for certain clinical, biocompatibility and toxicology studies. Payments for such contracts are typically made in installments at the initiation, completion, and other specified stages of the studies. The Company recognizes the expenses associated with these contracts when the related services are performed.

Inventories

Inventories are stated at the lower of cost, determined using the first-in, first-out method, or market, and consists of materials, work in process, and finished goods, totaling $100,000, $317,000 and $180,000, respectively, as of December 31, 1996.

Depreciation and amortization

Equipment is depreciated using accelerated methods over the estimated useful lives of the related assets, ranging from 5 to 20 years. Leasehold improvements are amortized over the term of the lease or the asset's useful life, whichever is shorter.

Long-lived assets

In accordance with SFAS 121, the Company periodically reviews long-lived assets, including intangible assets, for impairment to determine whether events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable and makes adjustments accordingly. No loss provisions have been required.

Patents and amortization

Patent application costs are amortized on a straight line basis over 17 years from the date the related patents are issued. Application costs for abandoned patents are expensed in the period abandoned.

Beginning in fourth quarter 1992, the Company changed its accounting policy to capitalize only those recoverable patent costs which relate to indications for which licensing agreements have been in place. As a result, in fourth quarters 1992 and 1995, the Company recorded a non-cash writedown of $378,615 and $200,760, respectively, for previously capitalized patent costs which do not meet the above criteria. No additional patents were capitalized in 1996.

Net loss per common share

Net loss per common share is based upon the weighted average number of common shares outstanding. Common stock equivalents include shares issuable upon the exercise of stock options and assignment of shares granted (see note 3). However, only the vested portion of the shares granted is considered in the computation of the net loss per common share as the remaining shares would have an anti-dilutive effect.

Federal income taxes

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (SFAS 109).
The Company has provided a full valuation allowance for tax benefits of net operating losses and research and development tax credit carryforwards.

Cash equivalents

The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents. Such investments are primarily in a United States Treasury money market fund.

Securities available for sale

In 1994, the Company implemented Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities (SFAS
115), which requires classification of debt and equity securities as either "trading," "available for sale," or "held to maturity."

The Company's investments, consisting of U.S. Treasury notes and bills, are all classified as "available for sale" and are stated at fair value, with valuation adjustments recorded directly to equity. Fair value is based upon quoted market prices. For purposes of computing realized gains and losses, the specific identification method is used to determine the cost of investments sold.

Stock options

In 1996, the Company adopted Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation" (SFAS123). The statement defines a fair value method of accounting for an employee stock option or similar equity instrument and encourages, but does not require, adoption of that method. Under SFAS 123 an employer's financial statements should include certain disclosures about stock-based compensation arrangements regardless of the method used to account for them. As permitted by SFAS 123, the Company continues to follow the existing accounting requirements for stock options and stock-based awards contained in APB opinion No. 25 "Accounting for Stock issued to Employees". See note 7 for disclosures required be SFAS 123 for entities electing not to adopt the fair value method specified in SFAS 123.

Use of estimates in financial statements

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ form those estimates. The most significant such estimates relate to impairment and the allowance for the insurance claim receivable, as discussed in note 6. It is reasonably possible that actual losses on that receivable may be less than the amounts accrued.

2.       INVESTMENTS

At December 31, 1996 and 1995, the Company's investments consist primarily of U.S. Treasury notes and bills and are classified as "available for sale." The amortized cost and estimated market value for the investments maturing in one year or less is $14,271,630 and those maturing in one through five years is $4,770,330. Unrealized gains or losses at December 31, 1996 and 1995, were insignificant, and realized gains and (losses) from sales of investments during 1996 and 1995 were ($50,036) and $324,534 respectively.

3.       COLLABORATIVE AGREEMENTS

The Company earned revenue under collaborative agreements as follows:

                                              Years ended December 31,
                                  1996                  1995                 1994
R&D Funding:
  Kaken Pharmaceutical              $0              $690,345           $1,497,180
  Kissei Pharmaceutical              0               750,000            1,000,000
Cost Reimbursements:
  Kaken Pharmaceutical               0                 3,027                2,663
  Kissei Pharmaceutical              0                92,944              273,311
  License Fees                 900,000
                          ----------------------------------------------------------------
Totals                        $900,000            $1,536,316           $2,773,154
                          ----------------------------------------------------------------


HYMEDIX INTERNATIONAL, INC.

In November 1995, the Company entered into a license agreement with Hymedix International, Inc. ("Hymedix"). Under the agreement, the Company acquired from Hymedix an exclusive license to make, have made, use and sell products for the wound care field using Hymedix's HYPAN-Registered Trademark- polymer technology. The Company has acquired exclusive worldwide rights, outside of Asia, to five wound care products that have received market clearance from the United States Food and Drug Administration. The Company also acquired non-exclusive rights in the same territory to a sixth wound care product, and acquired exclusive worldwide rights to the drug delivery applications of the technology for wound healing.

Under the terms of the agreement, the Company is to make certain research and development, milestone and royalty payments to Hymedix. Further, under the terms of a stock acquisition agreement between the parties, the Company issued to Hymedix 200,000 shares of the Company's common stock releasable in four equal assignments of 50,000 shares each over a two year period, unless Hymedix has materially breached the license agreement or the Company has terminated the license agreement. The stock is subject to SEC Rule 144 restrictions and has piggyback registration rights for a limited period of time. The Company may terminate the agreement at any time upon sixty days' written notice.

KISSEI PHARMACEUTICAL CO., LTD.

In November 1993, the Company entered into a strategic alliance with Kissei Pharmaceutical Co., Ltd. ("Kissei"). Under the terms of the agreement, the Company granted Kissei an exclusive license to make, have made, use and sell the Iamin-Registered Trademark- compound in Japan, China, Korea and Taiwan for topical wound healing applications, including chronic human dermal wounds such as diabetic, venous stasis or pressure ulcers, surgical wounds and burns.

On March 7, 1997, the Company agreed to terminate its license agreement with Kissei. The Company will regain the exclusive license rights for its peptide-copper products in Japan, China, Korea and Taiwan for topical would healing applications.

KAKEN PHARMACEUTICAL CO., LTD.

In December 1992, the Company entered into an agreement with Kaken Pharmaceutical Co., Ltd. ("Kaken") for developing and marketing hair growth products in Asia based on the Company's technology. The agreement gave Kaken exclusive license rights for peptide-copper hair growth and hair loss prevention products in Asian countries. In 1995 Kaken satisfied all of its R&D funding obligations under the agreement.

On January 31, 1996, the Company's license agreement with Kaken was terminated. The Company has regained the exclusive license rights for its peptide-copper hair growth and hair loss prevention products in Asian countries.

4.       FEDERAL INCOME TAXES

The following is a summary of the components of deferred taxes (in millions) at December 31, 1996 and December 31, 1995:


                                     December 31,       December 31,
                                         1996                1995
Deferred tax asset                      $18.4               $15.5
Valuation allowance                     (18.4)              (15.5)
                                  ----------------------------------------
                                         $0.0                $0.0
                                  ----------------------------------------

At December 31, 1996, the Company had net operating loss and research and development tax credit carryforwards of approximately $48.5 million and $1.4 million, respectively, scheduled to expire from 2000 to 2010. As a result of issuing common stock subsequent to inception, the Company's ability to use these net operating losses and tax credit carryforwards in the future will be subject to limitations under Internal Revenue Code Section 382. No tax benefits have been recorded for net operating losses incurred and tax credits generated since inception.

5. LEASE COMMITMENTS

The Company leases approximately 28,000 square feet of laboratory and administrative facilities in Kirkland, Washington under a ten year operating lease which commenced July 1, 1990. Subject to certain payments, the lease is cancelable by the Company at the end of seven years, and contains a renewal option for the Company to extend the original term by an additional five years. The Company has given notice of intent to terminate the Kirkland lease effective July 1, 1997, and to move all laboratory and administrative functions to its Redmond, Washington site at that time. No early termination fee will be incurred by the Company as a result of the Kirkland lease termination. However, a provision of $464,000 was made in 1996 related to fixed assets to be disposed.

The Company also currently leases approximately 16,000 square feet of manufacturing and expansion space in Redmond, Washington under a seventy-nine month operating lease. Beginning on July 1, 1997, the Company plans to lease an additional 16,000 square feet at the Redmond, Washington site, to house the laboratory and administrative facilities, and has incorporated this space with the plant in a ten year lease commencing April 1, 1997.

Future minimum lease payments on the total leased space of approximately 32,000 square feet are as follows:

         1997..........................  $  311,513
         1998..........................     288,486
         1999..........................     379,944
         2000..........................     388,068
         2001..........................     408,844
         Thereafter....................   2,564,616
                                          ---------
         Total.........................  $4,341,471


Rent expense in 1996, 1995 and 1994 was $519,629, $536,212, and $504,017,
respectively.

6.       LEGAL PROCEEDINGS

On March 5, 1996, the Company announced that it had elected to settle the shareholder lawsuit filed in October 1994 against the Company and certain of its officers and directors rather than continue to pursue costly litigation expenses. The Company continues to believe that there was no wrongdoing on the part of the Company and/or any of its officers and directors, but reached the settlement agreement in an effort to focus management's attention and corporate financial resources on the important business of building long-term shareholder value in the Company. As of December 31, 1995, the Company accrued the tentative settlement liability to stockholders of $7,750,000 and related insurance claims receivable totaling $3,000,000.

The settlement, which was for $7.75 million, received court approval on September 12, 1996. The court directed that approximately $2.7 million of the settlement fund be paid to the plaintiffs' counsel for their fees and to reimburse their expenses. On October 22, 1996, the Company paid the $5.25 million balance owing the settlement fund with cash, rather than shares of the Company's common stock. ProCyte and one of its insurance carriers had previously paid $2.5 million of the settlement in June 1996. At December 31, 1996, the Company had a remaining $1 million insurance claim receivable from a carrier that had denied coverage. In late 1996, the matter was submitted to binding arbitration as the parties were unable to reach agreement. Although management believes its position is strong, it provided a full allowance for the remaining $1,000,000 insurance claim receivable, because of the uncertainties and risks of arbitration. In March 1997, the Company began discussions with the carrier regarding potential settlement. Settlement payments, if any, will be recognized if and when the matter is finalized.

Another carrier has denied coverage for a claim of $2 million, and the matter has also been submitted to arbitration. However, no amounts have been accrued for such claims.

7.       STOCKHOLDERS' EQUITY

Common stock

On October 2, 1989, the Board of Directors declared a 1.16 for 1 common stock split to be effected in the form of a dividend to holders of record on that date. Since this occurred before the Company's stock was publicly traded and the Company had no retained earnings, this transaction has been accounted for retroactively as a stock split.

Accordingly, all outstanding common shares and per common share amounts, except par value, have been restated in these financial statements to give effect to the split.

On November 16, 1989, the Company sold 1,300,000 shares of common stock in its initial public offering at $8.00 per share. Prior to the public offering, the Company had issued shares of its common stock in several private placements.

In 1989 and 1990, the Board of Directors granted common stock bonuses to officers. Compensation expense was recognized based on estimated fair market value of the stock on the date of grant.

During 1989, the Company borrowed $500,000 under a note convertible to common stock of the Company at $2.16 per share, which was the estimated fair market value at the date of the note as determined by the Board of Directors. This note was converted and the stock was issued shortly after the borrowing.

In May 1989, the Company issued 433,724 shares of common stock to Schering Corporation for cash of approximately $2.5 million under a share purchase agreement.

On May 19, 1992, the Company sold 1,437,500 shares of common stock in a public offering at $5.50 per share.

On February 9, 1993, the Company sold 2,275,000 shares of common stock in a public offering at $9.00 per share.

On December 1, 1993, the Company sold 155,461 shares of common stock to Kissei Pharmaceutical Co., Ltd. at $25.73 per share under a stock purchase agreement.

On February 8 and 22, 1994, the Company sold 2,500,000 and 375,000 shares, respectively, of common stock in a public offering at $13.25 per share.

In December 1994, the Board of Directors adopted a shareholder rights plan (the "Rights Plan"), declaring a dividend of one preferred share purchase right (the "Rights") for each outstanding share of common stock of the Company. Upon the earlier of the close of business on the tenth business day after the date the Company learns that a person or group (an "Acquiring Person") has acquired or obtained the right to acquire beneficial ownership of 15% or more of the outstanding common stock of the Company, or the date designated by the board following commencement of, or first public disclosure of an intent to commence, a tender or exchange offer for outstanding shares of common stock of the Company, that could result in the offeror becoming beneficial owner of 15% or more of the outstanding shares of common stock of the Company, each Right will become exercisable (other than by an Acquiring Person) for shares, or fractions of shares, of preferred stock of the Company, or may, at the election of the board, be exchanged for shares of preferred stock. In the event the Company is acquired, each Right will represent the right to acquire shares of the acquiring or surviving corporation or other entity. The Rights will expire on December 7, 2004.

On November 15, 1995, the Company issued 200,000 shares of its common stock to Hymedix International, Inc. pursuant to a stock purchase agreement. These shares are releasable to Hymedix over a two-year period in four equal assignments of 50,000 shares each, unless Hymedix has materially breached the license agreement or the Company has terminated the license agreement. The stock is subject to SEC Rule 144 restrictions and has piggyback registration rights for a limited period of time. The Company may terminate the agreement at any time upon sixty days' written notice.

Stock options

The Company has stock option plans for officers, employees and consultants, which provide for granting of nonqualified and incentive stock options and grants. Options generally are granted at fair market value, expire between five and ten years from grant date and vest ratably over three to five years.

During 1991, the Company adopted a stock option plan for nonemployee directors, that was ratified by the shareholders in 1992. Such plan provides for the grant of 200,000 nonqualified common stock options, which generally vest over three years, with other terms substantially equivalent to the Company's other plans.

During 1991, grants for 75,000 shares at fair market value were made from this plan. During 1994, grants for 79,000 shares at fair market value were made from this plan.

During 1992, the shareholders ratified an amendment to increase the shares of common stock available under the 1989 Restated Stock Option Plan for option grants to officers and employees by 500,000 shares, of which 200,000 shares were granted by the Board of Directors to an officer.

During 1994, the shareholders ratified amendments to increase the shares of common stock available under the 1989 Restated Stock Option Plan for option grants to officers and employees by 652,000 shares, and to increase the number of shares which could be granted to nonemployee directors under the 1991 Restated Stock Option Plan for Nonemployee Directors.

The Company has granted stock options to key employees with option prices below fair market value at the date of grant. Unearned compensation has been recorded for the difference and is charged to operations ratably over the period that services are to be performed. Unamortized unearned compensation is shown as a reduction of stockholders' equity. In 1993, the Board of Directors granted nonqualified stock options to purchase 75,000 shares of common stock to an officer of the Company at 85% of the fair market value on the date of the grant. All options are subject to vesting schedules.

In July 1996, the Board of Directors approved, subject to shareholder approval at the May 1997 Annual Shareholders' Meeting, adoption of the 1996 Stock Option Plan. The plan authorizes 550,000 stock options to be set aside for the use in granting stock options to employees and consultants of the Company.

The Board of Directors also approved, subject to shareholder approval at the 1997 Annual Meeting of the Shareholders and amendment to the 1991 Restated Stock Option Plan for Non-Employee Directors. If approved by the shareholders, two directors are eligible to each receive grants of 6,000 shares of the Company's common stock.

During 1996, the Company adopted the provisions of SFAS 123. The Company applies APB No. 25 and related interpretations in accounting for its plans. Accordingly, no compensation expense has been recognized for stock option grants, other than those granted at exercise prices below fair value of the stock at the grant date as discussed above.

At December 31, 1996, options to purchase 742,383 shares were exercisable and there were 775,598 shares available for future grant, including 52,000 shares related to the 1991 plan for nonemployee directors, and 450,000 shares from the proposed 1996 Stock Option Plan, subject to shareholder approval in May 1997.

The following summarizes information about stock options outstanding at December 31, 1996 and activity in 1994, 1995, and 1996.


                                                   Weighted
                                                    Average          Weighted             No. of             Weighted
                              No. of Options       Remaining         Average              Options             Average
                              Outstanding at       Contractual       Exercise          Exercisable at         Exercise
Range of Exercise Prices         12/31/96             Life           Price                12/31/96             Price
------------------------------------------------------------------------------------------------------------------------
$2.16 - 2.53                    154,272               6.6             $2.45               113,763              $2.42
 2.59 - 2.64                    230,420               8.1              2.63               136,617               2.63
 2.78 - 2.84                    302,000               9.5              2.84                27,000               2.84
 2.94 - 4.20                    457,834               8.3              2.99               167,336               2.95
 5.13 - 5.53                    260,000               2.9              5.35               260,000               5.35
 7.25 - 11.88                    37,667               7.2             11.68                37,667              11.68
------------------------------------------------------------------------------------------------------------------------
Total                         1,442,193               7.3             $3.50               742,383              $4.09
------------------------------------------------------------------------------------------------------------------------


                                           1996                        1995                        1994
                                                Wtd. Avg.                    Wtd. Avg.                   Wtd. Avg.
                                                Exercise                     Exercise                    Exercise
                                   Shares        Price        Shares          Price      Shares           Price
-----------------------------------------------------------------------------------------------------------------------
Outstanding beg. of yr.         1,536,957       $4.44        1,412,710        $4.63     1,019,808          $6.16
Granted                           402,000        2.94          479,500         2.90       637,130           4.64
Exercised                         (46,463)       2.38         (203,880)         .22       (15,148)          6.39
Canceled or expired              (450,301)       6.34         (151,373)        7.20      (229,080)         11.11
-----------------------------------------------------------------------------------------------------------------------
Outstanding, end of yr.         1,422,193       $3.50        1,536,957        $4.44     1,412,710          $4.63
-----------------------------------------------------------------------------------------------------------------------
Exercisable, end of yr.           742,383                      705,788                    665,278
-----------------------------------------------------------------------------------------------------------------------

As required by SFAS 123, the Company has determined the fair value of stock options granted during 1996 and 1995 using the Black-Scholes option pricing model and the following assumptions:



Weighted Average                         1996                          1995
Risk-free interest rate                  5.88%                         5.75%
Expected option life (years)             5.81                          5.81
Dividend yield                           0                             0
Expected volatility                     79%                           47%




The weighted average fair value of options granted during 1996 was approximately $2.04. The effect on net loss had the Company elected to adopt SFAS 123 would have been an increase in the net loss for the periods ending December 31, 1996 and December 31, 1995 by $552,913, to $9,910,032 and by
$318,632 to $12,713,567, respectively. On a proforma basis, net loss per share would have increased by $.04 to $.75 and by $.02 to $.97, respectively.

8.       BENEFIT PLANS

On April 1, 1991, the Company adopted the 1991 ProCyte Corporation Profit Sharing and Salary Deferral 401(k) Plan. The plan is funded by voluntary employee pretax salary deferrals, to the extent permitted under law, and provides for employer matching contributions, at the discretion of the Board of Directors. No employer contribution has been made since adoption of the 401(k) plan.

Independent Auditors' Report

Board of Directors
ProCyte Corporation
Kirkland, Washington

We have audited the accompanying balance sheets of ProCyte Corporation (a development stage company) as of December 31, 1996 and 1995, and the related statements of operations, cash flows and stockholders' equity for each of the three years in the period ended December 31, 1996, and the period from inception to December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996 and for the period from inception to December 31, 1996 in conformity with generally accepted accounting principles.

As discussed in Note 1 to the financial statements, the Company changed its method of accounting for investments in 1994.

DELOITTE & TOUCHE LLP


Seattle, Washington
March 13, 1997