Form 10-Q
period 1997-03-31
PROCYTE CORP /WA/
filed 1997-05-14
CIK 856072

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549



                                   FORM 10-Q



            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934.


                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997

                         Commission File Number 0-18044

                               PROCYTE CORPORATION
           (Exact name of the registrant as specified in its charter)

   Washington                                          91-1307460
   ----------                                          ----------
  (State of incorporation)                (I.R.S. Employer Identification No.)

   12040 115th Avenue N.E., Suite 210, Kirkland, WA    98034-6900
   ------------------------------------------------    ----------
   (Address of principal executive offices)            (Zip code)

Registrant's telephone number, including area code:  (485)820-4548
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

                            Yes {X}       No   { }

As of May 5, 1997, there were issued and outstanding 13,364,958 shares of common stock, par value $.01 per share.

                               PROCYTE CORPORATION

                                      INDEX



PART I    FINANCIAL INFORMATION                                        PAGE NO.

          Item 1.   Financial Statements (unaudited)
                         Balance Sheet-                                       3
                         Three months ended March 31, 1997 and 1996

                         Statements of Operations -                           4
                         Three months ended March 31, 1997 and 1996

                         Statements of Cash Flows                             5
                         Three months ended March 31, 1997 and 1996

                         Statements of Stockholders' Equity                   6

                         Notes to Financial Statements                        7

          Item 2.   Management's Discussion and                               9
                    Analysis of Financial Condition and
                    Results of Operations

PART II   OTHER INFORMATION                                                  18
          Item 1.   Legal Proceedings
          Item 4.   Submission of Matters to a Vote of Security Holders
          Item 5.   Other Information
          Item 6.   Exhibits and Reports on Form 8-K


INDEX TO EXHIBITS                                                            18

SIGNATURES                                                                   19

PART I  -  FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                              PROCYTE CORPORATION
                          (a development stage company)
                                 BALANCE SHEETS
                                   (unaudited)

                                                                                March 31,         December 31,
                                                                              ------------       --------------
                                                                                  1997                1996
                                                                              ------------       --------------
ASSETS

CURRENT ASSETS
Cash and cash equivalents. . . . . . . . . . . . . . . . . . . . . . .        $  1,690,434        $  1,804,875
Securities available for sale. . . . . . . . . . . . . . . . . . . . .          16,868,039          19,041,961
Inventories. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             737,006             596,740
Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             723,911             318,580
                                                                              ------------       --------------
  Total current assets . . . . . . . . . . . . . . . . . . . . . . . .          20,019,390          21,762,156

PROPERTY AND EQUIPMENT, at cost
Equipment. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           3,850,822           3,604,764
Leasehold improvements . . . . . . . . . . . . . . . . . . . . . . . .           6,344,640           5,097,833
Improvements in progress . . . . . . . . . . . . . . . . . . . . . . .              43,646           1,463,940
Less accumulated depreciation and amortization . . . . . . . . . . . .          (4,472,701)         (4,306,094)
                                                                              ------------       --------------
  Property and equipment, net. . . . . . . . . . . . . . . . . . . . .           5,766,407           5,860,443

PATENTS, at cost . . . . . . . . . . . . . . . . . . . . . . . . . . .             290,930             290,930
Less accumulated amortization. . . . . . . . . . . . . . . . . . . . .            (113,269)           (109,270)
                                                                              ------------       --------------
  Patents, net . . . . . . . . . . . . . . . . . . . . . . . . . . . .             177,661             181,660

OTHER. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             384,399             159,399
                                                                              ------------       --------------

TOTAL ASSETS . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $  26,347,857       $  27,963,658
                                                                              ------------       --------------
                                                                              ------------       --------------

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . .       $     309,786       $     334,843
Accrued liabilities. . . . . . . . . . . . . . . . . . . . . . . . . .           1,056,677             779,890
Payable to stockholders for settlement of litigation . . . . . . . . .                   0                   0
                                                                              ------------       --------------
  Total current liabilities. . . . . . . . . . . . . . . . . . . . . .           1,366,463           1,114,733

DEFERRED LEASE PAYMENTS. . . . . . . . . . . . . . . . . . . . . . . .               5,142              10,148
DEFERRED STATE SALES TAXES . . . . . . . . . . . . . . . . . . . . . .                   0                   0

COMMITMENTS

STOCKHOLDERS' EQUITY
Preferred stock $.01 par value:  2,000,000 shares
  authorized; no shares issued or outstanding. . . . . . . . . . . . .
Common stock $.01 par value: 30,000,000 shares
  authorized; shares issued and outstanding 13,364,958
  - March 31, 1997 and 13,364,958 -  December 31, 1996 . . . . . . . .             133,026             132,776
Additional paid-in capital . . . . . . . . . . . . . . . . . . . . . .          82,640,840          82,576,340
Deficit accumulated during the development stage . . . . . . . . . . .         (57,797,614)        (55,870,339)
Unearned compensation. . . . . . . . . . . . . . . . . . . . . . . . .                   0                   0
                                                                              ------------       --------------
  Total stockholders' equity . . . . . . . . . . . . . . . . . . . . .          24,976,252          26,838,777
                                                                              ------------       --------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY . . . . . . . . . . . . . .       $  26,347,857       $  27,963,658
                                                                              ------------       --------------
                                                                              ------------       --------------

                       SEE NOTES TO FINANCIAL STATEMENTS

                               PROCYTE CORPORATION
                          (a development stage company)
                            STATEMENTS OF OPERATIONS
                                  (unaudited)

                                                                                                             January 1,
                                                                                                                1985
                                                                                                           (predecessor
                                                                      Three months ended March 31,         inception) to
                                                                    --------------------------------          March 31,
                                                                        1997                1996                1997
                                                                    ------------        ------------       -------------
REVENUES
Product revenues . . . . . . . . . . . . . . . . . . . . . .        $     29,554        $          0       $      60,117
Research and development
  revenues under collaborative
  agreements . . . . . . . . . . . . . . . . . . . . . . . .                   0                   0           7,754,711
Contract manufacturing . . . . . . . . . . . . . . . . . . .             379,541             244,903           1,239,481
License fees . . . . . . . . . . . . . . . . . . . . . . . .                   0             900,000           1,500,000
Interest income. . . . . . . . . . . . . . . . . . . . . . .             263,582             544,581           8,922,327
Other  . . . . . . . . . . . . . . . . . . . . . . . . . . .                   0                   0             712,110
                                                                    ------------        ------------       -------------

Total revenues . . . . . . . . . . . . . . . . . . . . . . .             672,677           1,689,484          20,188,746
                                                                    ------------        ------------       -------------


COSTS AND EXPENSES
Cost of product sales. . . . . . . . . . . . . . . . . . . .              11,765                   0              25,675
Research and
  development. . . . . . . . . . . . . . . . . . . . . . . .           1,265,106           1,747,339          51,144,375
Litigation settlement. . . . . . . . . . . . . . . . . . . .                   0                   0           5,750,000
General and administrative . . . . . . . . . . . . . . . . .           1,323,081           1,364,086          21,069,098
                                                                    ------------        ------------       -------------

Total costs and  expenses. . . . . . . . . . . . . . . . . .           2,599,952           3,111,425          77,989,148
                                                                    ------------        ------------       -------------

NET LOSS . . . . . . . . . . . . . . . . . . . . . . . . . .        $ (1,927,275)       $ (1,421,941)      $ (57,800,402)
                                                                    ------------        ------------       -------------
                                                                    ------------        ------------       -------------

NET LOSS PER
COMMON SHARE . . . . . . . . . . . . . . . . . . . . . . . .        $      (0.15)       $      (0.11)      $       (7.40)
                                                                    ------------        ------------       -------------
                                                                    ------------        ------------       -------------


Weighted average number of
  common shares used in computing
  net loss per common share. . . . . . . . . . . . . . . . .          13,290,058          13,153,553           7,805,975
                                                                    ------------        ------------       -------------
                                                                    ------------        ------------       -------------

                        SEE NOTES TO FINANCIAL STATEMENTS

                               PROCYTE CORPORATION
                          (a development stage company)
                            STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                                                                     January 1,
                                                                                                                        1985
                                                                                                                    (predecessor
                                                                                 Three months ended March 31        inception) to
                                                                                -----------------------------          March 31,
                                                                                    1997              1996               1997
                                                                                -----------       -----------       ------------
OPERATING ACTIVITIES
Net Loss                                                                        ($1,927,275)      ($1,421,941)      $(57,800,402)
  Adjustments to reconcile net loss
    to net cash used in operating activities:
    Depreciation. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         166,607           156,770          4,723,370
    Patent expense. . . . . . . . . . . . . . . . . . . . . . . . . . . . .           3,999             4,000            790,928
    Amortization of discount on marketable securities . . . . . . . . . . .                                              (15,625)
    (Gain) loss on sale of securities available for sale. . . . . . . . . .              92           (42,312)          (137,496)
    Stock grants and Restricted Stock grants. . . . . . . . . . . . . . . .          64,750            64,750            397,471
    Compensation expense on stock options . . . . . . . . . . . . . . . . .               0            14,381            597,638
    Changes in assets and liabilities:
      (Increase) decrease in inventories. . . . . . . . . . . . . . . . . .        (140,266)                0           (737,006)
      (Increase) decrease in other current assets . . . . . . . . . . . . .        (405,331)          (64,677)          (723,914)
      Increase in other assets. . . . . . . . . . . . . . . . . . . . . . .               0                 0             (9,399)
      Increase (decrease) in accounts payable . . . . . . . . . . . . . . .         (25,057)         (221,193)           224,667
      Increase (decrease) in accrued liabilities. . . . . . . . . . . . . .         276,789           119,083          1,001,771
      Increase (decrease) in deferred lease payments. . . . . . . . . . . .          (5,006)           (4,939)             5,142
      Decrease in deferred use tax. . . . . . . . . . . . . . . . . . . . .               0                 0            (94,713)
                                                                                -----------       -----------       ------------
  Net cash used in operating activities . . . . . . . . . . . . . . . . . .      (1,990,698)       (1,396,078)       (51,777,568)
                                                                                -----------       -----------       ------------

FINANCING ACTIVITIES
  Proceeds from issuance of stock - net . . . . . . . . . . . . . . . . . .               0            50,503         81,405,340
  Proceeds from borrowings. . . . . . . . . . . . . . . . . . . . . . . . .                                              500,000
                                                                                -----------       -----------       ------------
Net cash provided by financing activities . . . . . . . . . . . . . . . . .               0            50,503         81,905,340
                                                                                -----------       -----------       ------------

INVESTING ACTIVITIES
  Purchase of property and equipment. . . . . . . . . . . . . . . . . . . .         (72,572)          (28,211)       (10,393,848)
  Purchase of securities available-for-sale . . . . . . . . . . . . . . . .     (15,656,243)      (51,853,404)      (395,336,672)
  Proceeds from sale or maturity of securities available for sale . . . . .      17,830,071        59,622,145        378,621,752
  Patents:
    Expenditures. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               0                 0         (1,018,117)
    Reimbursements. . . . . . . . . . . . . . . . . . . . . . . . . . . . .               0                 0             64,546
    Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (225,000)                            (375,000)
                                                                                -----------       -----------       ------------
  Net cash used in investing activities . . . . . . . . . . . . . . . . . .       1,876,257         7,740,530        (28,437,338)
                                                                                -----------       -----------       ------------

NET INCREASE  IN CASH AND CASH EQUIVALENTS. . . . . . . . . . . . . . . . .        (114,441)        6,394,955          1,690,434

CASH AND CASH EQUIVALENTS
  AT BEGINNING OF PERIOD. . . . . . . . . . . . . . . . . . . . . . . . . .       1,804,875         6,019,740
                                                                                -----------       -----------       ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD. . . . . . . . . . . . . . . . .      $1,690,434       $12,414,695         $1,690,434
                                                                                -----------       -----------       ------------
                                                                                -----------       -----------       ------------

SUPPLEMENTAL SCHEDULE OF NON-CASH
  FINANCING AND INVESTING ACTIVITIES
  Conversion of debt to common stock. . . . . . . . . . . . . . . . . . . .                                           $  500,000
                                                                                                                    ------------
                                                                                                                    ------------
  Issuance of stock for patents . . . . . . . . . . . . . . . . . . . . . .                                           $   27,790
                                                                                                                    ------------
                                                                                                                    ------------

                        SEE NOTES TO FINANCIAL STATEMENTS

                               PROCYTE CORPORATION
                          (a development stage company)
                       STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (unaudited)

                                     ----------    --------    -----------    ------------    ------------     -----------
Balance, December 31, 1996 . . . .   13,277,558    $132,776    $82,576,340    ($55,870,339)            $0      $26,838,777
                                     ----------    --------    -----------    ------------    ------------     -----------
Hymedix Restricted Stock:
  ($2.59 per share) March 31 . . .       25,000         250         64,500                                          64,750
Net loss . . . . . . . . . . . . .                                              (1,927,275)                     (1,927,275)
                                     ----------    --------    -----------    ------------    ------------     -----------
Balance, March 31, 1997. . . . . .   13,302,558    $133,026    $82,640,840    ($57,797,614)            $0      $24,976,252
                                     ----------    --------    -----------    ------------    ------------     -----------
                                     ----------    --------    -----------    ------------    ------------     -----------

                        SEE NOTES TO FINANCIAL STATEMENTS

                               PROCYTE CORPORATION
                          (a development stage company)
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)


1.   BASIS OF PRESENTATION

     The accompanying unaudited Financial Statements of ProCyte Corporation (the "Company") for the three-month periods ended March 31, 1997 and 1996, have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Pursuant to such rules and regulations, the Financial Statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Accordingly, this financial information should be read in conjunction with the complete Financial Statements, including the notes thereto and the auditors' opinion, which are included in the Company's Annual Report, incorporated by reference on Form 10-K, for the year ended December 31, 1996. In the opinion of management, all material adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Interim results are not necessarily indicative of the results that may be expected for the year ending December 31, 1997.

2.   INVESTMENTS

     At March 31, 1997, the Company's investments consist entirely of U.S. Treasury bills and notes and classified as "available for sale." The amortized cost and estimated market value for investments maturing in one year or less is $1,690,434, and those maturing in one through five years is $16,868,039. There were no gross unrealized gains or losses at March 31, 1997, and realized losses from sales of investments in the three-month period ended March 31, 1997 were $92.00.

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

5.   STOCKHOLDERS' EQUITY

     Information relating to stock options granted, exercised, canceled and currently exercisable is as follows:

                                         Shares subject     Weighted average
                                           to option         exercise price
                                         --------------     ----------------
        Balance, January 1, 1996           1,536,957              $4.44
          Granted                             89,500               3.08
          Exercised                           20,470               2.47
          Canceled                           213,835               9.24
                                           ---------              -----
        Balance, March 31, 1996            1,392,152              $3.65

        Balance, January 1, 1997           1,442,193              $3.50
          Granted                            140,500               2.31
          Exercised                                0                  0
          Canceled                            79,833               2.73
                                           ---------              -----
        Balance, March 31, 1997            1,450,361              $3.44

        Currently exercisable                782,384              $4.04

     During the three month period ended March 31, 1997, the Compensation Committee of the Board of Directors approved grants of incentive stock options to purchase 140,500 shares of common stock to employees of the Company, including a grant of an incentive stock option to purchase 100,000 shares of common stock to an officer of the Company. All options are subject to vesting schedules.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

PRODUCT UPDATE

     As of the end of the first quarter, March 31, 1997, ProCyte had introduced or received clearance to market several new wound care products. These are in addition to the Company's copper-peptide product, Iamin-Registered Trademark- Hydrating Gel, and the polymer-based
OsmoCyte-Registered Trademark-Pillow Wound Dressings which were introduced in 1996.

     For the three-month period ended March 31, 1997, ProCyte announced that it had received clearance under the United States Food and Drug Administration's ("FDA") 510(k) medical device regulations to market a second copper-peptide containing wound care dressing, GraftCyte-TM- Moist Dressings.
 These gauze pads are impregnated with the company's copper-peptide technology for use in hair transplant surgical procedures. An estimated 200,000 such procedures are performed annually in the United States. The dressings are designed to contribute moisture to the transplant suture area, and to provide essential micronutrients that are important to natural wound healing. U.S. product launch is expected in May 1997, together with GraftCyte-TM- Mist for continued moisturizing of the scalp following hair restoration surgery

     Other new products for which U.S. market launch is pending include ProCyte Transparent Film Dressing - a thin film dressing which provides a barrier against infection while allowing wounds to breath, and Iamin-Registered Trademark- Wound Cleanser - a copper-peptide containing wound cleanser. Iamin-Registered Trademark--Vet Skin Care Gel and the OsmoCyte-Registered Trademark- Pillows for exudating wounds have been introduced to the veterinary market for treatment of wounds in both large and small animals. The Company has submitted several other pre-market clearance applications to the FDA for other copper-peptide containing or polymer-based wound care products.

     Some of the Company's human wound care products may be eligible for Medicare reimbursement - an important factor in the acceptance and use of these products for chronic wound care, particularly with regard to hospital, nursing home and extended care usage. The Company recently was advised by the government's administrative body for Medicare pricing policy that it has decided to use a different reimbursement code for Iamin-Registered Trademark-Hydrating Gel than the code sought by the Company. The Company is preparing new information to submit to appeal this decision which it believes would have a material adverse effect on the acceptance and use of Iamin-Registered Trademark- Hydrating Gel in certain of the core markets for which the product is intended and is in current use. There can be no assurance that the Company will be successful in reversing the code decision or that the product would be used in such chronic wound care if a different reimbursement code is not obtained. The Company believes that failure to obtain a suitable reimbursement code could have a material adverse effect on the Company.

     During the quarter ended March 31, 1997, the Company expanded its sales force and added distributors and manufacturers' representatives to augment its product promotion in the chronic wound care and related markets. The Company's products are promoted to veterinarians by specialty distributors.

     On April 4, 1997, the Company announced the results of its initial Phase II, single center, dose-ranging, placebo-controlled study of PC1358, tradenamed Tricomin-Registered Trademark- solution, for treatment of androgenetic alopecia. This early-stage study enrolled 36 men with early to mid-stage male pattern hair loss. Thirty-three of the participants were evaluable in the study, in which they were randomly assigned to either one of two dose groups or the vehicle formulation. Participants in the study applied the study treatment twice a day for up to 24 weeks.

     Results from the study's prospectively designed endpoints showed statistical significance in the increase in total hair count of men treated with the high dose, 2.5% compound, versus those treated with placebo. Appreciable increases in total hair weight were not found over the treatment phase of the study, but the participants who applied the high dose compound reported in their general cosmetic assessment that they were either growing more hair or staying the same. Over half of the participant's in the placebo group reported that they believed they lost more hair over the course of the study.

LIQUIDITY AND CAPITAL RESOURCES

     The Company relies primarily on equity financings and corporate partnerships to fund its operations and capital expenditures. At March 31, 1997, the Company had approximately $18.5 million in cash, cash equivalents and securities available for sale.

     Through March 31, 1997, the Company has invested a total of approximately $4.0 million in laboratory and computer equipment, furniture and leasehold improvements. In addition, the Company has invested approximately $6.2 million in leasehold improvements and equipment for its manufacturing plant. The Company anticipates that its operating expenses will increase in 1997 and subsequent years as the Company expands its manufacturing plant and purchases equipment to process its planned wound care products and advances potential product candidates in development. Foreseeable incremental costs may include, but are not limited to, those associated with the Company's planned manufacture of copper-peptide and/or polymer-based products, product development and post-product launch studies, patent filings, legal fees, and administrative activities.

     The Company expects to continue to try to negotiate strategic collaborations or other suitable partnerships for certain applications of its technology, such as inflammatory bowel disease and hair loss, and to seek product acquisition and/or distribution agreements with other parties whose products, capabilities or interests complement the Company's goals and abilities internationally. Certain of these relationships may involve commitments from ProCyte to fund some or all of certain research and development projects or to make royalty payments based on products sold during a defined period.

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

     In the first three months of 1997, the Company commenced construction of its corporate headquarters in Redmond, Washington, which, when completed, will consolidate the Company's administrative offices and labs and manufacturing facilities into one. Further expenditures will be required for manufacturing, including but not limited to, adding equipment for the manufacture of the polymer-based wound care products; building a sales organization and marketing program for the Company's products in North America and elsewhere; and for office and related space and equipment to accommodate the activities and personnel associated with bringing potential products into development or the marketplace. All these activities, and others that may not have been anticipated at this time, will require substantial financial resources. There can be no assurance that the Company will have sufficient resources to fund the cost of such activities, or that it will be able to obtain any additional financial resources on acceptable terms or in time to fund any necessary or desirable expenditures.

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

IMPORTANT FACTORS REGARDING FORWARD-LOOKING STATEMENTS

     The discussion in this report, including but not limited to such things as pending product launches, regulatory submissions and reimbursement pricing, strategic partnering, and availability of cash to fund operations contains forward-looking statements. Any and all statements of goals, beliefs, intent, plans, anticipation or expectations set forth in the Company's SEC reports and other communications may be forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements which reflect the Company's views and beliefs only as of the date hereof. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements which revisions may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

     The following factors, among others, could affect the Company's actual results with regard to such forward-looking statements, and could cause such results to differ materially from those expressed in the Company's forward-looking statements.

GENERAL FINANCIAL POSITION OF THE COMPANY

     At March 31, 1997, the Company had approximately $18.5 million in cash, cash equivalents and securities available for sale. The Company expects to spend approximately $2 million per quarter in 1997 as it continues to develop and test product candidates, provide marketing and sales support of current or future products, and incur ongoing general overhead expenses. The Company may be required to raise additional capital through equity offerings, strategic alliances or other sources. There can be no assurance that such funds will be available to the Company on acceptable terms, if at all.

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

CLINICAL AND COMMERCIAL DEVELOPMENT OF NOVEL COMPOUNDS AND PRODUCTS

     There can be no assurance that the Company will commence, continue or successfully complete preclinical or clinical testing or commercial development, including commercial-scale manufacturing and market launch of any of the products or product candidates identified elsewhere in this report, or that, if successfully developed, such product candidates would be cleared by the FDA for sale in the United States or by comparable regulatory authorities for sale in other countries. Approval of a product for marketing in one country does not ensure approval for marketing in other countries. Launch of a product does not ensure market acceptance. The results of Phase I, Phase II or Phase III studies are not necessarily indicative of efficacy or safety of a commercial product for human use.

CONTRACT MANUFACTURING

     ProCyte's manufacturing plant was commissioned in 1994, and allows the Company to provide select contract manufacturing services to industry clientele in addition to serving its own product manufacture requirements. By quarter end March 31, 1997, ProCyte had provided or was still performing contract manufacturing services on behalf of several clients, including two multinational pharmaceutical companies and several biotechnology companies.

     The Company expects to utilize approximately 75% of the plant's current capacity for these endeavors in 1997, though for reasons such as but not limited to unexpected or unsuccessful plant audits or regulatory inspections, changes in local, state or federal facility operation requirements for such things as water and chemical usage, storage or disposal, the potential impact of adverse weather conditions on plant operations, the decision of a client to manufacture its own products or have them manufactured elsewhere, market acceptance of the

Company's or clients' products, and competition, there can be no assurance that the Company will be successful.

     ProCyte expects to continue to provide select contract manufacturing services in the future, and to produce clinical and commercial quantities of certain of its peptide-copper compounds for its use.

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

WOUND CARE PRODUCT DEVELOPMENT, MANUFACTURE AND DISTRIBUTION

     Factors beyond the Company's control, such as delays in obtaining regulatory clearance to market new products, delays in product launch, the promotion and introduction of competitive products by others with larger and more established sales and marketing organizations, lack of product acceptance by the marketplace, changes in Medicare reimbursement and the impact this would have on product pricing, acceptance and use, unexpected difficulties in scaling-up the full scale commercial manufacturing processes, obtaining suitable raw materials, and staffing the production operation, mean that there can be no assurance that the Company will be able to commercialize any of its planned wound care products in a cost-effective, timely manner, if at all.

PATENTS AND PROPRIETARY RIGHTS

     ProCyte's success depends in part upon its ability to protect its products and technology under intellectual property laws in the Unites States and abroad. As of March 31, 1997, the Company had 18 issued United States patents expiring between 2005 and 2010, and 123 issued foreign patents and patent registrations. The patents relate to use of the Company's copper-based technology for a variety of healthcare applications, and to the composition of certain biologically active, synthesized compounds. The Company's strategy has been to apply for patent protection for certain compounds and their discovered uses that are believed to have potential commercial value in countries which offer significant market potential.

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

     The Company also relies on its unpatented proprietary know-how, and there can be no assurance that others will not develop or acquire equivalent proprietary information. To the extent that corporate partners or consultants apply Company technological information independently developed by them or by others to Company projects or apply Company technology or know-how to other projects, disputes may arise as to the ownership of proprietary rights to such information.

COMPETITION

     Competition in the Company's initial area of sales and distribution - wound care and related applications - is particularly intense, involving a number of well-established, major pharmaceutical and healthcare companies, such as Bristol Myers Squibb's Convatec division, Kendall Healthcare Company, and Johnson and Johnson. A significant number of smaller companies as well are developing or marketing competitive wound care products, some of which may have an entirely different approach than products being developed by the Company.

     Wound care is an evolving field as far as technology, regulations, pricing, reimbursement, and products are concerned. The Company believes that its most substantial competition with respect to its planned wound care product line will come from established pharmaceutical and healthcare companies, which are significantly larger than the Company and have substantially greater financial resources, marketing and sales staffs, and experience in obtaining regulatory approvals, as well as in manufacturing and marketing wound care products, and where they have considerable years of experience, and established reputations, promoting to healthcare providers.

     Competition also is based on scientific and technological advances, the availability of patent protection, access to adequate capital, the requirement for and ability to obtain government approval for new products or testing, timing and scope of regulatory approvals, product pricing, manufacturing and marketing capability. There can be no assurance that the Company's competitors will not succeed in bringing to market technologies and/or products that may make the proposed or current products being developed or marketed by the Company obsolete or noncompetitive. Some of the Company's competitors may achieve product commercialization earlier than the Company, which may adversely affect market introductions and sales of the Company's proposed products. Competition for highly qualified scientific, technical, and managerial personnel, consultants and advisors on whose services the Company depends is also intense.

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

     In order to obtain FDA clearance to market a new drug or device in the United States for use in humans, it is necessary to proceed through several stages of product testing, including research and development, clinical evaluations, the filing of a product registration dossier such as a new drug application or 510(k) application with the FDA to obtain authorization to market a product. The Company's product candidates may be regulated by any of a number of divisions of the FDA.

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

     The results of clinical trials are submitted to the FDA, and to similar agencies in other countries, in the form of an of NDA or like submission, for approval to commence commercial distribution of the product. The regulatory agencies may take one to two years or more to act on an NDA or like submission, if they elect to act at all. The final decision rests with the regulatory agency as to whether or not approval will be granted. The regulatory agencies, at their discretion, may request further testing, additional data, or may deny approval if the agency determines that regulatory approval criteria are not sufficiently satisfied. As such, there can be no assurance that any approvals of the Company's product candidates, if and when the Company has drug candidates in development, would be granted on a timely basis, if at all, following completion of clinical testing.

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

     In addition to obtaining FDA or other countries' approval or clearance to market a product, the prospective manufacturer's quality control and manufacturing procedures must conform to current good manufacturing practices ("cGMPs") guidelines, or ISO 9000 standards, when appropriate. In complying with standards set forth in these regulations, which are subject to change at any time without notice to the Company, manufacturers must continue to expend time, monies and effort in production and quality control. Manufacturing establishments, such as ProCyte's manufacturing plant, also are subject to regulations from and inspections by other foreign, federal, state or local agencies, such as the Drug Enforcement Agency, the city water and waste treatment agencies, and state and federal safety and health regulations. There can be no assurance that the Company's manufacturing facility or its operations for the manufacture of its own product candidates or the bulk products manufactured and processes followed by the Company on behalf of its clients will be able to meet all appropriate guidelines or to pass inspections by any government agency. If the Company's manufacturing operations should fail to pass an inspection, for any reason, the possible resultant outcome on the plant's continuing operations, and the financial impact on the Company's overall reputation and operations could be severely adversely affected.

     The Company also is or may become subject to various other foreign, U.S., state and local laws, regulations and policies relating to, among other things, product pricing and reimbursement, safe working conditions, good laboratory practices, animal welfare, and the use and disposal of hazardous or potentially hazardous substances used in connection with research, development and/or manufacturing.

OPERATING LOSSES

     The Company is engaged in the development of healthcare products utilizing copper-peptide containing and polymer-based compounds. Such research and development has historically been funded from the Company's equity-derived working capital and through corporate partnerships. The Company has incurred operating losses since its inception due to financial and regulatory requirements required to support research, development and clinical studies of its proprietary technology. In particular, the Company has supported and continues to finance development of investigational Iamin-Registered Trademark -gel for potential treatment of chronic dermal wounds, and other wound care studies or pharamacoeconomic analyses involving its product candidates or commercial products.

     The Company expects to incur additional operating losses for a number of years until its product lines has been expanded and successfully distributed. At March 31, 1997, the Company's accumulated deficit was approximately $57.8 million.

REVENUE

     For the three-month period ended March 31, 1997, ProCyte earned revenue from contract manufacturing of $379,541, introductory product sales of its first two US wound care products - Iamin-Registered Trademark- Hydrating Gel and the OsmoCyte-Registered Trademark- Pillow Wound Dressings - of $29,554, and interest income of $263,582. This compares to contract manufacturing revenue of $244,903, product sales of $0, license fees of $900,000 and interest income of $544,581 earned in the first three months of 1996. The increase in contract manufacturing and product sales revenue is primarily due to the continuing work being done by the Company on behalf of clients of its manufacturing facility and initial wound care products sold in the US for human and veterinary wound care applications. The expected decrease in interest income and license fees is a result of less cash available for investment and corporate partners satisfying their payment obligations.

EXPENSES

     Research and development expenses for the three-month period ended March 31, 1997, were $1,265,106, compared to $1,747,339 for the like period in 1996. Expenditures during the period conform with the Company's planned decrease in expenses, primarily as a result of cost-saving measures implemented by management. The Company anticipates that expenditures will remain at or near current levels as a result of the stage of current product development and cessation of further drug research studies.

     General and administrative expenses for the three-month period ended March 31, 1997, were $1,323,081, compared to $1,364,086 for the same three-month period in 1996. The decrease was primarily related to cost-saving programs implemented by management. The Company anticipates that expenditures may increase during the year as a result of the Company's planned corporate relocation and other administrative charges.

                           PART II - OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS

     The Company is in settlement discussions with one of its insurance carriers with respect to $1 million of Director and Officer insurance coverage that was related to the now-settled class action lawsuit brought against the Company and certain of its officers and directors in 1994.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to the shareholders for vote during first quarter 1997. The Company plans to hold the annual meeting of its shareholders on May 15, 1997. The Company may use a proxy solicitation firm to solicit proxies for the meeting of its shareholders. Use of such a firm should not exceed $3,000.

ITEM 5.   OTHER INFORMATION

     Mr. John Young, who served as the Company's vice president of manufacturing operations, ceased to be an employee of the Company during the quarter.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits - None.

     (b)  Reports on Form 8-K - None

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        PROCYTE CORPORATION
                                            (REGISTRANT)

Date:     May 5, 1997                   By /s/John F. Clifford
                                          --------------------------------
                                           John F. Clifford
                                           President and CEO

Date:     May 5, 1997                   By:/s/ Robert MacDonald
                                          --------------------------------
                                           Robert MacDonald
                                           Director of Finance