Form 10-Q
period 1997-06-30
PROCYTE CORP /WA/
filed 1997-08-14
CIK 856072

                              UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549



                                 FORM 10-Q




           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934.

                 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997

                         Commission File Number 0-18044


                             PROCYTE CORPORATION
          (Exact name of the registrant as specified in its charter)





WASHINGTON                                                       91-1307460
----------                                                       ----------
(State of incorporation)               (I.R.S. Employer Identification No.)

BUILDING A, 8511-154TH AVENUE N.E., REDMOND, WA                       98052
-----------------------------------------------                       -----
(Address of principal executive offices)                         (Zip code)

Registrant's telephone number, including area code:           (425)869-1239
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

                                Yes {X}   No   {  }

As of July 30, 1997, there were issued and outstanding 13,364,958 shares of common stock, par value $.01 per share.

                                     PROCYTE CORPORATION

                                            INDEX

                                                                                                      PAGE
PART I FINANCIAL INFORMATION...........................................................................3

  ITEM 1. FINANCIAL STATEMENTS (UNAUDITED).............................................................3
     BALANCE SHEET - AS OF JUNE 30, 1997 AND DECEMBER 31, 1996 (UNAUDITED).............................3
     STATEMENTS OF OPERATIONS - THREE AND SIX MONTHS ENDED JUNE 30, 1997 AND 1996 (UNAUDITED)..........4
     STATEMENTS OF CASH FLOWS-SIX MONTHS ENDED JUNE 30, 1997 AND 1996 (UNAUDITED)......................5
     STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)....................................................6
     NOTES TO FINANCIAL STATEMENTS (UNAUDITED).........................................................7
  ITEM 2-MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.........9

PART II - OTHER INFORMATION...........................................................................17

  ITEM 1. LEGAL PROCEEDINGS...........................................................................17
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.........................................17
  ITEM 5. OTHER INFORMATION...........................................................................18
  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K............................................................18

SIGNATURES............................................................................................19

                                                     2

                       PART I   FINANCIAL INFORMATION

 Item 1.     Financial Statements (unaudited)

    Balance Sheet - As of June 30, 1997 (unaudited) and December 31, 1996


 ASSETS                                           June.30, 1997   Dec. 31, 1996
                                                  --------------  --------------
 CURRENT ASSETS
    Cash and cash equivalents...................    $5,643,919      $1,804,875
    Securities available for sale...............    10,666,605      19,041,961
    Inventories.................................     1,208,632         596,740
    Other.......................................       800,111         318,580
                                                   -----------     -----------
                            TOTAL CURRENT ASSETS    18,319,268      21,762,156


 PROPERTY AND EQUIPMENT, AT COST
    Equipment...................................     3,882,836       3,604,764
    Leasehold improvements......................     5,015,348       5,097,833
    Improvements in progress....................       350,537       1,463,940
    Less accumulated depreciation and
     amortization...............................    (3,319,797)     (4,306,094)
                                                   ------------     -----------
                     PROPERTY AND EQUIPMENT, NET     5,928,924       5,860,443


 PATENTS, AT COST...............................       290,930         290,930
    Less accumulated amortization...............      (117,269)       (109,270)
                                                    -----------      ----------
                                    PATENTS, NET       173,661         181,660
 Other..........................................       384,399         159,399
                                                    -----------      ---------
                                    TOTAL ASSETS   $24,806,252     $27,963,658
                                                   -----------     -----------
                                                   -----------     -----------


 LIABILITIES AND STOCKHOLDERS' EQUITY
 CURRENT LIABILITIES
    Accounts payable............................      $472,432        $334,843
    Accrued liabilities.........................       994,866         779,890
                                                    ----------       ---------
                       TOTAL CURRENT LIABILITIES     1,467,298       1,114,733


 DEFERRED LEASE PAYMENTS                                     0          10,148

 STOCKHOLDERS' EQUITY
    Preferred stock $.01 par value:  2,000,000
    shares authorized; no shares issued or
    outstanding.................................
    Common stock $.01 par value: 30,000,000
    shares authorized; 13,364,958 shares issued
    and outstanding.............................        133,276        133,276
    Additional paid-in capital..................     82,705,340     82,576,340
    Deficit accumulated during the development
    stage.......................................    (59,499,662)   (55,870,339)
                                                   -------------   ------------
                      TOTAL STOCKHOLDERS' EQUITY     23,338,954     26,838,777
                                                   -------------   ------------

      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY    $24,806,252    $27,963,658
                                                   -------------   ------------
                                                   -------------   ------------

                 SEE NOTES TO FINANCIAL STATEMENTS

   Statements of Operations - Three and six months ended June 30, 1997 and 1996
                                (unaudited)



                                                                                                            Jan 1, 1985
                                                                                                            (predeccssor
                                                   Three months ended June 30,   Six months ended June 30,  inception) to
                                                   ---------------------------   -------------------------     June 30,
STATEMENTS OF OPERATIONS DATA:                        1997           1996           1997          1996          1997
                                                   -----------    -----------    -----------   -----------   ----------
REVENUES
 Product revenues....................                $53,016             $0        $82,570            $0      $113,133
 Contract manufacturing..............                190,442        230,313        569,983       475,216     1,429,923
 License Fees........................                      0              0              0       900,000     1,500,000
 R&D collaborative agreements........                      0              0              0             0     7,754,711
 Interest income.....................                243,948        240,997        507,528       785,578     9,166,275
 Other income........................                400,000              0        400,000             0     1,112,110
                                                 -----------    -----------    -----------   -----------   ------------
                       TOTAL REVENUES                887,406        471,310      1,560,082     2,160,794    21,076,152


COSTS AND EXPENSES

 Cost of product sales...............                 19,455              0         31,221             0         45,131
 Research & development..............              1,328,492      1,459,647      2,652,290     3,206,987     52,531,559
 Litigation settlement...............                      0              0              0             0      5,750,000
 General & administrative............              1,240,787      1,059,760      2,505,894     2,423,846     22,251,911
                                                 -----------    -----------    -----------   -----------   ------------
             TOTAL COSTS AND EXPENSES              2,588,734      2,519,407      5,189,405     5,630,833     80,578,601

NET LOSS                                         $(1,701,328)   $(2,048,097)   $(3,629,323)  $(3,470,039)  $(59,502,449)
                                                 -----------    -----------    -----------   -----------   ------------
NET LOSS PER COMMON SHARE............                 $(0.13)        $(0.16)        $(0.27)       $(0.26)        $(7.50)
 Weighted average number of
  common shares used in
  computing net loss per
  common share.......................             13,315,104     13,196,124     13,302,650    13,174,838      7,933,443


                      SEE NOTES TO FINANCIAL STATEMENTS

    Statements of Cash Flows-Six months ended June 30, 1997 and 1996 (unaudited)




                                                                                                      Jan. 1, 1985
                                                                                                      (Predecessor
OPERATING ACTIVITIES                                                  Six months ended June30,        inception) to
                                                                    ---------------------------         June 30,
                                                                        1997            1996              1997
                                                                    ------------    ------------      ------------
NET LOSS                                                            ($3,629,323)    ($3,470,039)     $(59,502,448)
 Adjustments to reconcile net loss
  to net cash used in operating activities:
 Depreciation...................................................        342,993         313,629         4,899,756
 Patent expense.................................................          7,999           8,000           794,928
 Amortization of discount on marketable
   securities...................................................              0               0           (15,625)
 (Gain) loss on sale of securities
   available for sale...........................................           (459)        160,980          (138,047)
 Stock grants and Restricted Stock grants.......................        129,500         129,500           462,221
 Compensation expense on stock options..........................              0          21,505           597,638
 Changes in assets and liabilities:.............................
  (Increase) decrease in inventories............................       (611,892)                       (1,208,632)
  (Increase) decrease in other current assets...................       (481,531)       (588,770)         (800,114)
  (Increase) decrease in insurance receivable...................              0       2,000,000                 0
  (Increase) decrease in escrowed cash..........................              0      (2,500,000)                0
  Increase in other assets......................................              0         (33,662)           (9,399)
  Increase (decrease) in accounts payable.......................        137,589        (335,579)          387,313
  Increase (decrease) in accrued liabilities....................        214,974         (43,832)          939,956
  Increase (decrease) in deferred lease payments................        (10,148)         (9,878)               (0)
  Decrease in deferred use tax..................................              0               0           (94,713)
                                                                    -----------     -----------      ------------
                           NET CASH USED IN OPERATING ACTIVITIES     (3,900,295)     (4,348,146)      (53,687,165)
                                                                    -----------     -----------      ------------

FINANCING ACTIVITIES
 Proceeds from issuance of stock - net..........................              0          72,211        81,405,340
 Proceeds from borrowings.......................................              0               0           500,000
                                                                    -----------     -----------      ------------
 Net cash provided by financing activities......................              0          72,211        81,905,340
                                                                    -----------     -----------      ------------

INVESTING ACTIVITIES
 Purchase of property and equipment.............................       (411,476)       (193,700)      (10,732,752)
 Purchase of securities available-for-sale......................    (31,113,126)    (98,772,868)     (410,793,555)
 Proceeds from sale or maturity of
  securities available for sale.................................     39,488,940     104,822,120       400,280,621
 Patents:.......................................................
 Expenditures...................................................              0               0        (1,018,117)
 Reimbursements.................................................              0               0            64,546
 Other..........................................................       (225,000)              0          (375,000)
                                                                    -----------     -----------      ------------
                           NET CASH USED IN INVESTING ACTIVITIES      7,739,339       5,855,552       (22,574,256)
                                                                    -----------     -----------      ------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                             3,839,044       1,579,617         5,643,919

CASH AND CASH EQUIVALENTS AT  BEGINNING OF PERIOD                     1,804,875       6,019,740
                                                                    -----------     -----------      ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                           $5,643,919      $7,599,357        $5,643,919
                                                                    -----------     -----------      ------------
                                                                    -----------     -----------      ------------

SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING AND INVESTING ACTIVITIES                                     $500,000
                                                                                                     ------------
                                                                                                     ------------
Conversion of debt to common stock                                                                        $27,790
Issuance of stock for patents                                                                        ------------
                                                                                                     ------------

                        SEE NOTES TO FINANCIAL STATEMENTS

                   Statements of Stockholders' Equity (unaudited)


                                      Common Stock         Additional
                                 -----------------------     Paid-in     Accumulated
                                   Shares      Par Value     Capital       Deficit       Total
                                 ----------  -----------   -----------  -------------  -----------
Balance, December 31, 1996       13,277,558     $132,776   $82,576,340  ($55,870,339)  $26,838,777
Hymedix Restricted Stock:
 ($2.59 per share) March 31          25,000          250        64,500                      64,750
 ($2.59 per share) June 30           25,000          250        64,500                      64,750
Net loss                                                                  (3,629,321)   (3,629,321)
                                 ----------    ---------   -----------   ------------    ----------
Balance, June 30, 1997           13,327,558     $133,276   $82,705,340   ($59,499,660)  $23,338,956
                                 ----------    ---------   -----------   ------------    ----------
                                 ----------    ---------   -----------   ------------    ----------

                      SEE NOTES TO FINANCIAL STATEMENTS

                                 PROCYTE CORPORATION
                            (a development stage company)
                      Notes to Financial Statements (unaudited)

1.  Basis of Presentation

    The accompanying unaudited Financial Statements of ProCyte Corporation (the "Company") for the three and six-month periods ended June 30, 1997 and 1996, have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Pursuant to such rules and regulations, the Financial Statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Accordingly, this financial information should be read in conjunction with the complete Financial Statements, including the notes thereto and the auditors' opinion, which are included in the Company's Annual Report, incorporated by reference on Form 10-K, for the year ended December 31, 1996. In the opinion of management, all material adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Interim results are not necessarily indicative of the results that may be expected for the year ending December 31, 1997.

2.  INVESTMENTS

    At June 30, 1997, the Company's investments consist entirely of U.S. Treasury bills and notes and classified as "available for sale." The amortized cost and estimated market value for cash equivalents is $5,643,919, and for investments (maturing in one through five years) is $10,666,605. There were no gross unrealized gains or losses at June 30, 1997, and realized gains from sales of investments in the three and six-month periods ended June 30, 1997 were $551 and $459, respectively.

3.  EXISTING CORPORATE LICENSE AGREEMENT

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

    Under the terms of the agreement with Hymedix, the Company is obligated to pay certain up-front, milestone and royalty payments. The Company's up-front payment included 200,000 shares of the Company's common stock, releasable over a two-year period in four equal assignments of 50,000 shares each, unless Hymedix has materially breached the license agreement or the Company has terminated the license agreement. The stock is subject to SEC Rule 144 restrictions and has piggyback registration rights for a limited period of time. The Company may terminate the agreement at any time upon sixty days' written notice. The Company is currently accruing on a quarterly basis the expense of the milestone payment.

4.  INVENTORIES

    Inventories consist of raw materials, work in process and finished goods, and are accounted for at the lower of cost or market. As of June 30, 1997, finished goods inventory was valued at $365,461, and raw materials and work-in-process inventory was valued at $843,181.

5.   STOCKHOLDERS' EQUITY

    Information relating to stock options granted, exercised, canceled and currently exercisable is as follows:


                                              Shares subject       Weighted average
                                                 to option         exercise price
                                              --------------       ----------------
Balance, January 1, 1996......................   1,536,957             $4.44
 Granted......................................      95,500              3.15
 Exercised....................................      30,126              2.40
 Canceled.....................................     292,500              7.58
                                                 ---------           -------
Balance, June 30, 1996........................   1,309,831             $3.69
                                                 ---------           -------
                                                 ---------           -------
Balance, January 1, 1997......................   1,376,361             $3.53
 Granted......................................     164,000              3.15
 Exercised....................................           0                 0
 Canceled.....................................     237,498              2.70
                                                 ---------           -------
Balance, June 30, 1997........................   1,302,863             $3.52
                                                 ---------           -------
                                                 ---------           -------
Currently exercisable.........................     729,715             $4.15
                                                 ---------           -------
                                                 ---------           -------

    During the three-month period ended June 30, 1997, the Compensation Committee of the Board of Directors approved grants to employees of incentive stock options under the Company's 1989 Restated Stock Option Plan to purchase 1,000 shares of common stock. Pursuant to the shareholders' approval at the May 15, 1997 Annual Meeting of the Shareholders of amendments to the 1991 Restated Stock Option Plan for Non-Employee Directors, two non-employee directors each received stock option grants for 6,000 shares of common stock. All options are subject to vesting schedules.

6.  RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

    Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share," was recently issued and is effective for the Company's fiscal year ending December 31, 1997. This Statement requires a change in the presentation of earnings per share. Early adoption of this statement is not permitted. Management believes that the impact of the adoption of this Statement on the financial statements, taken as a whole, will not be material.

    SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," was also recently issued and is effective for the Company's year ending December 31, 1998. The Company is currently evaluating the effects of this Standard; however, management believes that the impact of its adoption will not be material to the financial statements, taken as a whole.

Item 2-Management's Discussion and Analysis of Financial Condition and Results of Operations

CORPORATE OVERVIEW

    As of the end of the second quarter, June 30, 1997, ProCyte had introduced or received clearance to market several new wound care products. These are in addition to the Company's first copper-peptide product, Iamin-Registered Trademark- Hydrating Gel, and the polymer-based OsmoCyte-Registered Trademark-Pillow Wound Dressings which were introduced in 1996 for the care and management of chronic and acute wounds, including diabetic and venous stasis ulcers.

    During the three-month period ended June 30, 1997, ProCyte introduced in the United States a second copper peptide-containing wound care dressing, tradenamed GraftCyte-TM- Moist Dressings. These copper peptide-impregnated gauze dressings received clearance to be marketed under the United States Food and Drug Administration's ("FDA") 510(k) medical device regulations for use in hair transplant surgical procedures. The dressings are designed to contribute moisture to the transplant area, and to provide essential micronutrients that are important to natural wound healing.

    During the second quarter, the Company also introduced a complementary product, GraftCyte-TM- Hydrating Mist, for continued moisturizing of the scalp following hair restoration surgery. Both GraftCyte-TM- products are being promoted to hair restoration specialists and mark the Company's entree into the specialized wound care and personal care markets. Specialized wound care includes such fields as dermatology, podiatry, plastic surgery and hair restoration surgery.

    Other new products introduced by the Company during the quarter ended June 30, 1997 include ProCyte Transparent Film Dressing - a thin film dressing which provides a barrier against infection while allowing wounds to breath, and Iamin-Registered Trademark- Wound Cleanser - a copper peptide-containing wound cleanser. Iamin-Registered Trademark--Vet Skin Care Gel and the OsmoCyte-Registered Trademark- Pillows for exudating wounds have been introduced to the veterinary market for treatment of wounds in both large and small animals. The Company has submitted several other 510(k) pre-market clearance applications to the FDA for other copper peptide-containing or other wound care products.

LIQUIDITY AND CAPITAL RESOURCES

    The Company relies primarily on equity financings, contract manufacturing fees, interest income, product sales and corporate partnerships to fund its operations and capital expenditures. At June 30, 1997, the Company had approximately $16.3 million in cash, cash equivalents and securities available for sale.

    Through June 30, 1997, the Company has invested a total of approximately $2.7 million in laboratory and computer equipment, furniture and leasehold improvements. In addition, the Company has invested approximately $6.5 million in leasehold improvements and equipment for its manufacturing plant.

    In the three-month period ended June 30, 1997, the Company completed construction and relocation of its corporate headquarters to Redmond, Washington, which consolidated the Company's administrative offices and labs and manufacturing facilities into one facility, effective June 30, 1997.

    Increases in inventory were anticipated and planned. The increase in raw material and work-in-process inventory resulted from a ramp-up for a large, ongoing production campaign of the Company's primary copper peptide compound. Finished goods inventory rose with Company product launches for the GraftCyte-TM- Iamin-Registered Trademark- wound cleanser and thin film products.

    The Company anticipates that its existing capital resources should be sufficient to fund its cash requirements for approximately two years. However, the amounts and timing of expenditures will depend on such things as the progress and results of ongoing clinical development programs, the rate at which operating losses are incurred, the execution of in-licensing or product distribution agreements with others, the establishment of out-licensing agreements or strategic alliances for certain of the Company's products or technology, the FDA regulatory process and similar processes among similar agencies in other countries, product sales, contract manufacturing fees and other factors, many of which are beyond the Company's control, such as changes in healthcare product reimbursement schedules.

OPERATING LOSSES

    The Company is engaged in the development of healthcare products utilizing copper peptide-containing and polymer-based compounds. Such research and development has historically been funded from the Company's equity-derived working capital and through corporate partnerships. The Company has incurred operating losses since its inception due to financial and regulatory requirements required to support research, development and clinical studies of its proprietary technology. In particular, the Company has supported and continues to finance development of Iamin-Registered Trademark- gel for potential treatment of chronic dermal wounds, and other wound care studies or pharamacoeconomic analyses involving its product candidates or commercial products.

    The Company expects to incur additional operating losses for a number of years until its product lines have been expanded and successfully distributed. At June 30, 1997, the Company's accumulated deficit was approximately $59.5 million.

REVENUE

    For the three and six-month periods ended June 30, 1997, ProCyte earned revenue from initial product sales, contract manufacturing services, other income and interest income of $887,406 and $1,560,082, respectively. The Company was performing contract research and development in 1996 that it is not conducting in 1997, and ProCyte received its first FDA product clearances in 1996 to begin promoting its products in the US in the second half of that year. The three and six-month periods in 1996 are not directly comparable with regard to revenue in the same periods in 1997.

    Revenue increases for the three-month period ended June 30, 1997 compared to the same three-month period in 1996 were primarily a result of initial product launches and a one-time recovery of a previously reserved receivable from an insurer related to litigation settlement. However, revenue decreased for the six-month period ended June 30, 1997 compared to the same six-month period in 1996 primarily due to receipt of a license fee in 1996 that did not occur in 1997 as well as reduced interest income. However, these factors were partially offset by initial product sales and contract manufacturing revenue increases.

EXPENSES

    Research and development expenses decreased to $1,328,492 and $2,652,290, respectively, for the three and six-month periods ended June 30, 1997, and related primarily to the Company's planned expenditures for development of its wound care, skin and hair health product candidates. This compares to research and development expenses of $1,459,647 and $3,206,987 for the same three and six-month periods in 1996. The Company anticipates that expenditures will remain at or near current levels as a result of the stage of current product development and cessation of further drug research studies.

    General and administrative expenses were $1,240,787 and $2,505,894 for the three and six-month periods ended June 30, 1997, compared to $1,059,760 and $2,423,846, respectively, for the like periods in 1996. The planned increase in expenses was primarily due to costs associated with sales force staffing and the Company's relocation of its corporate offices in June 1997 to consolidate its facility expenses going forward. The Company anticipates that expenditures may decrease or remain the same during the year as a result of the Company's completed corporate relocation.

IMPORTANT FACTORS REGARDING FORWARD-LOOKING STATEMENTS

    The discussion in this report, including but not limited to such things as pending product launches, regulatory submissions and reimbursement pricing, strategic partnering and distribution, and availability of cash to fund operations, contains forward-looking statements. Any and all statements of goals, beliefs, intent, plans, anticipation or expectations set forth in the Company's SEC reports and other communications may be forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements which reflect the Company's views and beliefs only as of the date hereof. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements which revisions may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

GENERAL FINANCIAL POSITION OF THE COMPANY

    The Company anticipates that its operating expenses will remain the same or decrease in 1997 and subsequent years as the Company moves products forward in commercialization, enters distribution relationships or reduces certain of its overhead expenses. The Company may be required to raise additional capital through equity offerings, strategic alliances, technology or product out-licensing or other sources. There can be no assurance that such funds will be available to the Company on acceptable terms, if at all.

    The Company expects to try to negotiate strategic collaborations or other suitable partnerships for certain applications of its technology, such as inflammatory bowel disease and hair loss, and to seek product acquisition and/or distribution agreements with other parties whose products, capabilities or interests complement the Company's goals and abilities internationally. Certain of these relationships may involve commitments from ProCyte to fund some or all of certain research and development projects or to make royalty payments based on products sold during a defined period.

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

CONTRACT MANUFACTURING

    ProCyte's manufacturing plant was commissioned in 1994, and allows the Company to provide select contract manufacturing services in addition to serving its own product manufacture requirements. By quarter end June 30, 1997, ProCyte had provided or was still performing contract manufacturing services on behalf of clients, including one multinational pharmaceutical company and one biotechnology company.

    The Company expects to utilize approximately 75% of the plant's current capacity for these endeavors in 1997, though for reasons such as, but not limited to, unexpected or unsuccessful plant audits or regulatory inspections, changes in local, state or federal facility operation requirements for such things as water and chemical usage, storage or disposal, the potential impact of adverse weather conditions on plant operations, the decision of a client to manufacture its own products or have them manufactured elsewhere, market acceptance of the Company's or clients' products, and competition, there can be no assurance that the Company will be successful.

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

WOUND CARE PRODUCT DEVELOPMENT, MANUFACTURE AND DISTRIBUTION

    Factors beyond the Company's control, such as delays in obtaining regulatory clearance to market new products, delays in product launch, the promotion and introduction of competitive products by others with larger and more established sales and marketing organizations, lack of product acceptance by the marketplace, changes in Medicare reimbursement or failure to receive Medicare reimbursement and the impact this would have on product pricing, acceptance and use, unexpected difficulties in scaling-up the full scale commercial manufacturing processes, obtaining suitable raw materials, and staffing the production operation, mean that there can be no assurance that the Company will be able to commercialize any of its planned wound care products in a cost-effective, timely manner, if at all.

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

PATENTS AND PROPRIETARY RIGHTS

    ProCyte's success depends in part upon its ability to protect its products and technology under intellectual property laws in the Unites States and abroad. As of June 30, 1997, the Company had 18 issued United States patents expiring between 2005 and 2010, and 123 issued foreign patents and patent registrations. The patents relate to use of the Company's copper-based technology for a variety of healthcare applications, and to the composition of certain biologically active, synthesized compounds. The Company's strategy has been to apply for patent protection for certain compounds and their discovered uses that are believed to have potential commercial value in countries which offer significant market potential.

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

    Wound care is an evolving field as far as technology, regulations, pricing, reimbursement, and products are concerned. The Company believes that its most substantial competition with respect to its wound care product line will come from established pharmaceutical and healthcare companies, which are significantly larger than the Company and have substantially greater financial resources, marketing and sales staffs, and experience in obtaining regulatory approvals, as well as in manufacturing and marketing wound care products, and where they have considerable years of experience, and established reputations, promoting to healthcare providers.

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

GOVERNMENT REGULATION

    The manufacture and marketing of ProCyte's products and its development activities in general are subject to extensive regulation in the United States by the federal government, principally by the FDA, and in other countries by similar health and regulatory authorities. The Federal Food, Drug and Cosmetic Act and the regulations promulgated thereunder, and other federal and state statutes govern, among other things, the testing, manufacture, safety, labeling, storage, recordkeeping, advertising and promotion of pharmaceutical products and medical devices. Product development and approval or clearance within the regulatory framework requires a number of years and involves the expenditure of substantial resources.

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

    In addition to obtaining FDA or other countries' approval or clearance to market a product, the prospective manufacturer's quality control and manufacturing procedures must conform to current good manufacturing practices ("cGMPs") guidelines, or ISO 9000 standards, when appropriate. In complying with standards set forth in these regulations, which are subject to change at any time without notice to the Company, manufacturers must continue to expend time, moneys and effort in production and quality control. Manufacturing establishments, such as ProCyte's manufacturing plant, also are subject to regulations from and inspections by other foreign, federal, state or local agencies, such as the Drug Enforcement Agency, the city water and waste treatment agencies, and state and federal safety and health regulations. There can be no assurance that the Company's manufacturing facility or its operations for the manufacture of its own product candidates or the bulk products manufactured and processes followed by the Company on behalf of its clients will be able to meet all appropriate guidelines or to pass inspections by any government agency. If the Company's manufacturing operations should fail to pass an inspection, for any reason, the possible resultant outcome on the plant's continuing operations, and the financial impact on the Company's overall reputation and operations could be severely adversely affected.

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

                          Part II - Other Information

Item 1.  Legal Proceedings

    The Company reached settlement with one of its insurance carriers with respect to monies the Company believed were owed to it under the terms of its Director and Officer insurance coverage that was related to the now-settled class action lawsuit brought against the Company and certain of its officers and directors in 1994. The Company recorded as revenue the one-time payment in the amount of $400,000, which was received from the carrier during the three-month period ended June 30, 1997.

Item 4.  Submission of Matters to a Vote of Security Holders

    The Company held the annual meeting of its shareholders on May 15, 1997. Three items were submitted to the shareholders for a vote. As of the March 7, 1997 record date, there were 13,364,958 shares eligible to vote at the meeting, of which 73.30%, or 9,795,848 were present at the meeting. A quorum was present at the meeting. The first resolution was the election of directors. The six nominated directors were re-elected to serve until the next annual meeting of the shareholders or until their successors are elected and qualified. The vote for each such director follows:

DIRECTOR                                         FOR            WITHHOLD
Joseph Ashley                                    9,352,209      443,639
Jules Blake, Ph.D.                               9,428,909      366,939
John F. Clifford                                 9,472,920      322,928
Robert E. Patterson                              9,468,109      327,739
William M. Sullivan                              9,456,320      339,528
Thomas E. Tierney                                9,475,832      320,016

    The second resolution was the approval of the amendments to the 1991 Restated Stock Option Plan for Non-Employee Directors, which passed by a vote of 8,973,209 shares voting for, 606,971 shares voted against and 215,668 shares abstained. The third resolution was the approval of the 1996 Stock Option Plan, which passed with 8,970,393 shares voted for, 606,704 shares voted against and 218,751 shares abstained.

Item 5.  Other Information

    Not applicable.

Item 6.  Exhibits and Reports on Form 8-K

    (a)  Exhibits - None.

    (b)  Reports on Form 8-K - None

                              Signatures

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            PROCYTE CORPORATION
                                               (REGISTRANT)



Date:  July 30, 1997                   By:  /s/John F. Clifford
                                          ----------------------------------
                                       John F. Clifford, President and CEO



Date:  July 30, 1997                   By:  /s/ Jon Sortland
                                          ----------------------------------
                                       Jon Sortland, Manager of Accounting