Form 10-Q
period 1997-09-30
PROCYTE CORP /WA/
filed 1997-11-13
CIK 856072

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549



                                      FORM 10-Q



               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934.


                  FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

                            Commission File Number 0-18044

                                 PROCYTE CORPORATION
              (Exact name of the registrant as specified in its charter)





WASHINGTON                                                           91-1307460
(State of incorporation)                   (I.R.S. Employer Identification No.)

BUILDING A, 8511 154TH AVENUE N.E., REDMOND, WA                           98052
(Address of principal executive offices)                             (Zip code)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:              (425) 869-1239

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:                NONE


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes {X}   No   {  }


As of September 30, 1997, there were issued and outstanding 13,364,958 shares of common stock, par value $.01 per share.

                             PROCYTE CORPORATION

                                   INDEX


PART I  -  FINANCIAL INFORMATION . . . . . . . . . . . . . . . . . . . . . . . . . . 3
    Item 1. Financial Statements . . . . . . . . . . . . . . . . . . . . . . . . . . 3
       BALANCE SHEET-AS OF SEPT. 30, 1997 AND DEC. 31, 1996 (UNAUDITED). . . . . . . 3
       STATEMENTS OF OPERATIONS-THREE AND NINE MONTHS ENDED SEPT. 30, 1997 & 1996
         (UNAUDITED) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 4
       STATEMENTS OF CASH FLOWS -NINE MONTHS ENDED SEPT. 30, 1997 AND 1996
         (UNAUDITED) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 5
       STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED) . . . . . . . . . . . . . . . . 6
       NOTES TO FINANCIAL STATEMENTS (UNAUDITED) . . . . . . . . . . . . . . . . . . 7
    Item 2 - Management's Discussion and Analysis of Financial Condition and
       Results of Operations . . . . . . . . . . . . . . . . . . . . . . . . . . . . 9
PART II - OTHER INFORMATION. . . . . . . . . . . . . . . . . . . . . . . . . . . . .16
    Item 1. Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . . . . . . .16
    Item 4. Submission of Matters to a Vote of Security Holders. . . . . . . . . . .16
    Item 5. Other Information. . . . . . . . . . . . . . . . . . . . . . . . . . . .16
SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .17

                        PART I  -  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

        BALANCE SHEET-AS OF SEPT. 30, 1997 AND DEC. 31, 1996 (UNAUDITED)

                                                      Sept. 30,1997       Dec. 31, 1996
                                                     -----------------------------------
ASSETS
CURRENT ASSETS
  Cash and cash equivalents........................     $4,298,805          $1,804,875
  Securities available for sale....................      9,867,714          19,041,961
  Inventories......................................      1,787,114             596,740
  Other............................................        526,273             318,580
                                                     -----------------------------------
                               TOTAL CURRENT ASSETS     16,479,906          21,762,156

PROPERTY AND EQUIPMENT, AT COST
  Equipment........................................      3,896,425           3,604,764
  Leasehold improvements...........................      5,015,348           5,097,833
  Improvements in progress.........................        465,439           1,463,940
  Less accumulated depreciation and amortization...      3,461,976          (4,306,094)
                                                     -----------------------------------
                        PROPERTY AND EQUIPMENT, NET      5,915,235           5,860,443

PATENTS, AT COST                                           290,930             290,930
  Less accumulated amortization....................       (121,269)           (109,270)
                                                     -----------------------------------
                                       PATENTS, NET        169,661             181,660

OTHER                                                      384,399             159,399
                                                     -----------------------------------
                                       TOTAL ASSETS    $22,949,201         $27,963,658
                                                     -----------------------------------
                                                     -----------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable.................................       $170,299             $334,843
  Accrued liabilities..............................      1,014,668              779,890
                                                     -----------------------------------
                          TOTAL CURRENT LIABILITIES      1,184,967            1,114,733

DEFERRED LEASE PAYMENTS                                     10,029               10,148

STOCKHOLDERS' EQUITY
  Preferred stock $01 par value:2,000,000 shares
    authorized; no shares issued or outstanding....
  Common stock $01 par value: 30,000,000 shares
    authorized; shares issued and outstanding
    13,364,958 - Sept 30, 1997 and 13,364,958 -
    December 31, 1996..............................
  Additional paid-in capital.......................     82,769,840           82,576,340
  Deficit accumulated during the development
    stage..........................................    (61,149,160)         (55,870,339)
                                                     -----------------------------------
                         TOTAL STOCKHOLDERS' EQUITY     21,754,205           26,838,777
                                                     -----------------------------------

         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY    $22,949,201          $27,963,658
                                                     -----------------------------------
                                                     -----------------------------------

                        SEE NOTES TO FINANCIAL STATEMENTS

 STATEMENTS OF OPERATIONS-THREE AND NINE MONTHS ENDED SEPT. 30, 1997 AND 1996
                                  (UNAUDITED)

                                                                                                                   Jan 1, 1985
                                                                                                                  (predecessor
                                                       Three months ended Sept 30,    Nine months ended Sept 30,  inception) to
                                                       ---------------------------------------------------------    Sept 30,
                                                           1997          1996           1997         1996             1997
                                                       -----------------------------------------------------------------------
STATEMENTS OF OPERATIONS DATA:
REVENUES
  Product revenues . . . . . . . . . . . . . . . . . .     $41,391      $14,153       $123,962       $14,153       $154,525
  Contract Manufacturing . . . . . . . . . . . . . . .     135,723       88,722        705,706       563,938      1,565,646
  License Fees . . . . . . . . . . . . . . . . . . . .           0            0              0       900,000      1,500,000
  R&D Collaborative Agreements . . . . . . . . . . . .           0            0              0             0      7,754,711
  Interest income. . . . . . . . . . . . . . . . . . .     252,705      437,375        760,235     1,222,954      9,418,980
  Other income . . . . . . . . . . . . . . . . . . . .                                 400,000                    1,112,110
                                                                    ----------------------------------------------------------
                                        TOTAL REVENUES     429,819      540,250      1,989,904     2,701,045     21,505,972

COSTS AND EXPENSES
  Cost of product sales. . . . . . . . . . . . . . . .      17,362        6,532         48,583         6,532         62,493
  Research & development . . . . . . . . . . . . . . .   1,025,296    1,701,652      3,677,586     4,908,639     53,556,855
  Litigation settlement. . . . . . . . . . . . . . . .           0            0              0             0      5,750,000
  General & administrative . . . . . . . . . . . . . .   1,036,660    1,130,885      3,542,554     3,554,731     23,288,571
                                                       -----------------------------------------------------------------------
                              TOTAL COSTS AND EXPENSES   2,079,318    2,839,069      7,268,723     8,463,370     82,657,919

NET LOSS                                               $(1,649,499) $(2,298,819)   $(5,278,819)  $(5,768,857)  $(61,151,947)

NET LOSS PER COMMON SHARE. . . . . . . . . . . . . . .      $(0.12)      $(0.17)        $(0.40)       $(0.44)        $(7.59)
  Weighted average number of common shares used
  in computing net loss per common share . . . . . . .  13,340,058   13,225,773     13,315,257    13,191,941      8,057,022


                       SEE NOTES TO FINANCIAL STATEMENTS

STATEMENTS OF CASH FLOWS -NINE MONTHS ENDED SEPT. 30, 1997 AND 1996 (UNAUDITED)

                                                                                             January 1,1985
                                                                                              (predecessor
                                                             Nine months ended September 30,  inception) to
                                                             -------------------------------  September 30,
                                                                  1997           1996             1997
                                                             -----------------------------------------------
OPERATING ACTIVITIES
NET LOSS . . . . . . . . . . . . . . . . . . . . . . .        ($5,278,820)    ($5,768,857)    $(61,151,947)
  Adjustments to reconcile net loss
  to net cash used in operating activities:
  Depreciation . . . . . . . . . . . . . . . . . . . .            485,172         477,245        5,041,935
  Patent expense . . . . . . . . . . . . . . . . . . .             11,999          12,000          798,928
  Amortization of discount on marketable securities. .                  0               0          (15,625)
  (Gain) loss on sale of securities available for sal                  86         137,074         (137,502)
  Stock grants and Restricted Stock grants . . . . . .            194,250         194,250          526,971
  Compensation expense on stock options. . . . . . . .                  0          28,630          597,638
  Changes in assets and liabilities:
  (Increase) decrease in inventories . . . . . . . . .         (1,190,373)       (557,828)      (1,787,113)
  (Increase) decrease in other current assets. . . . .           (207,692)        (46,284)        (526,275)
  (Increase) decrease in insurance receivable. . . . .                  0       2,000,000                0
  (Increase) decrease in escrowed cash . . . . . . . .                  0      (2,500,000)               0
  Increase in other assets . . . . . . . . . . . . . .                  0      (1,132,044)          (9,399)
  Increase (decrease) in accounts payable. . . . . . .           (164,544)       (209,108)          85,180
  Increase (decrease) in accrued liabilities . . . . .            234,776        (151,444)         959,758
  Increase (decrease) in deferred lease payments . . .               (119)        (14,817)          10,029
  Decrease in deferred use tax . . . . . . . . . . . .                  0               0          (94,713)
                                                             -----------------------------------------------
                 NET CASH USED IN OPERATING ACTIVITIES         (5,915,265)     (7,531,183)     (55,702,135)
                                                             -----------------------------------------------

FINANCING ACTIVITIES
  Proceeds from issuance of stock - net. . . . . . . .                  0          94,478       81,405,340
  Proceeds from borrowings . . . . . . . . . . . . . .                                             500,000
                                                             -----------------------------------------------
             NET CASH PROVIDED BY FINANCING ACTIVITIES                  0          94,478       81,905,340
                                                             -----------------------------------------------

INVESTING ACTIVITIES
  Purchase of property and equipment . . . . . . . . .           (539,966)       (400,679)     (10,861,242)
  Purchase of securities available-for-sale. . . . . .        (44,160,774)   (135,794,265)    (423,841,203)
  Proceeds from sale or maturity of securities
  available for sale . . . . . . . . . . . . . . . .           53,334,935     141,986,636      414,126,616
  Patents:
  Expenditures . . . . . . . . . . . . . . . . . . . .                  0               0       (1,018,117)
  Reimbursements . . . . . . . . . . . . . . . . . . .                  0               0           64,546
  Other. . . . . . . . . . . . . . . . . . . . . . . .           (225,000)              0         (375,000)
                                                             -----------------------------------------------
                 NET CASH USED IN INVESTING ACTIVITIES          8,409,195       5,791,692      (21,904,400)
                                                             -----------------------------------------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                       2,493,930      (1,645,013)       4,298,805

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                1,804,875       6,019,740
                                                             -----------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                     $4,298,805      $4,374,727       $1,642,316
                                                             -----------------------------------------------
                                                             -----------------------------------------------

SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING AND INVESTING ACTIVITIES
Conversion of debt to common stock . . . . . . . . .                                              $500,000
                                                                                                ------------
                                                                                                ------------
Issuance of stock for patents. . . . . . . . . . . .                                               $27,790
                                                                                                ------------
                                                                                                ------------

                        SEE NOTES TO FINANCIAL STATEMENTS

                  STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)


                                              Common Stock       Additional
                                      --------------------------  Paid-in     Accumulated
                                         Shares      Par Value    Capital       Deficit        Total
                                      ------------------------------------------------------------------
Balance, Dec. 31, 1996                 13,277,558     $132,776  $82,576,340   ($55,870,339)  $26,838,777
                                      ------------------------------------------------------------------
Hymedix Restricted Stock:

($2.59 per share) March 31                 25,000          250       64,500                       64,750

($2.59 per share) June 30                  25,000          250       64,500                       64,750

($2.59 per share) Sept 30                  25,000          250       64,500                       64,750

Net loss                                                                        (5,278,820)   (5,278,820)
                                      ------------------------------------------------------------------
Balance, Sept 30, 1997                 13,327,558     $133,276  $82,705,340   ($61,149,159)  $21,754,207
                                      ------------------------------------------------------------------
                                      ------------------------------------------------------------------


                       SEE NOTES TO FINANCIAL STATEMENTS

                                 PROCYTE CORPORATION
                            (a development stage company)
                      NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

1.   BASIS OF PRESENTATION

     The accompanying unaudited Financial Statements of ProCyte Corporation ("ProCyte" or the "Company") for the three and nine-month periods ended September 30, 1997 and 1996, have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Pursuant to such rules and regulations, the Financial Statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Accordingly, this financial information should be read in conjunction with the complete Financial Statements, including the notes thereto and the auditors' opinion, which are included in the Company's Annual Report Form 10-K for the year ended December 31, 1996. In the opinion of management, all material adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Interim results are not necessarily indicative of the results that may be expected for the year ending December 31, 1997.

2.   INVESTMENTS

     At September 30, 1997, the Company's investments consisted entirely of U.S. Treasury bills & notes and U.S. Agency securities and were classified as "available for sale." The amortized cost and estimated market value for investments maturing in one year or less was $4,298,805, and for those maturing in one through five years was $9,867,714. There were no gross unrealized gains or losses at September 30, 1997. Realized losses from sales of investments in the three and nine-month periods ended September 30, 1997 were $(545) and $(86), respectively.

3.   EXISTING CORPORATE LICENSE AGREEMENTS

HYMEDIX INTERNATIONAL, INC.

     In November 1995, ProCyte entered into a license agreement with Hymedix International, Inc. ("Hymedix") in which the Company acquired the exclusive worldwide rights, outside of Asia, to five FDA-cleared wound care products developed by Hymedix, as well as exclusive rights to the use of the underlying technology in the territory for future wound care products. Additionally, the Company acquired, on a non-exclusive basis, the rights to a sixth FDA-cleared wound care product in the same territory. The Company shares marketing rights to the sixth product with B. Braun Medical, Inc. The Company also acquired exclusive worldwide rights to the drug delivery application of Hymedix's polymer-based technology for wound healing applications.

     Under the terms of the agreement with Hymedix, the Company is obligated to pay certain upfront, milestone and royalty payments. The Company's upfront payment included 200,000 shares of the Company's common stock, releasable over a two-year period in four equal assignments of 50,000 shares each, unless Hymedix has materially breached the license agreement or the Company has terminated the license agreement. The stock is subject to SEC Rule 144 restrictions and has piggyback registration rights for a limited period of time. The Company may terminate the agreement at any time upon sixty days' written notice. The Company accrues the estimated expense of the milestone payment on an on-going basis.

4.   INVENTORIES

     Inventories consist of raw materials, work in process and finished goods, and are accounted for at the lower of cost or market. As of September 30, 1997, finished goods inventory was valued at $516,575, and raw materials and work-in-process inventory was valued at $1,270,539.

5.   STOCKHOLDERS' EQUITY

     Information relating to stock options granted, exercised, canceled and currently exercisable is as follows:


                                                   Shares subject   Weighted average
                                                     to option       exercise price
                                                   ---------------------------------
                                                   ---------------------------------
Balance, January 1, 1996 . . . . . . . . . . . .     1,524,957          $4.44
  Granted. . . . . . . . . . . . . . . . . . . .       402,000          $2.94
  Exercised. . . . . . . . . . . . . . . . . . .       (40,263)         $2.35
  Canceled . . . . . . . . . . . . . . . . . . .      (305,334)         $7.50
                                                   ---------------------------------
Balance, Sept 30, 1996 . . . . . . . . . . . . .     1,581,360          $3.46
                                                   ---------------------------------
                                                   ---------------------------------
Balance, January 1, 1997 . . . . . . . . . . . .     1,375,695          $3.53
  Granted. . . . . . . . . . . . . . . . . . . .       207,500          $2.07
  Exercised. . . . . . . . . . . . . . . . . . .             0          $0.00
  Canceled . . . . . . . . . . . . . . . . . . .      (447,973)         $3.55
                                                   ---------------------------------
Balance, Sept 30, 1997 . . . . . . . . . . . . .     1,135,222          $3.25
                                                   ---------------------------------
                                                   ---------------------------------
Currently exercisable. . . . . . . . . . . . . .       669,212          $3.71
                                                   ---------------------------------
                                                   ---------------------------------

     During the three-month period ended September 30, 1997, the Compensation Committee of the Board of Directors approved grants to employees of incentive stock options under the Company's 1989 Restated Stock Option Plan to purchase 243,000 shares of common stock. All options are subject to vesting schedules.

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

     SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," was also recently issued and is effective for the Company's year ending December 31, 1998. The Company is currently evaluating the effects of this statement; however management believes that the impact of its adoption will not be material to the financial statements, taken as a whole.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CORPORATE OVERVIEW

     For the first nine months of 1997 ProCyte introduced or received clearance to market an array of wound care products. As the Company's product line has expanded, it has begun to focus its efforts on the specialty wound care sectors
- including dermatologists and plastic and cosmetic surgeons.

     ProCyte initially began marketing in the wound care sector with its own direct sales force whose efforts revolved around promotion of ProCyte's wound care products - particularly Iamin-REGISTERED TRADEMARK- Hydrating Gel and the OsmoCyte-REGISTERED TRADEMARK- Pillow Wound Dressings - to the broad-based chronic and acute care markets. This market includes hospitals, nursing homes and home health care. In third quarter 1997, the Company elected to eliminate the expense of having its own sales force in light of plans to partner the distribution of its products in these competitive markets with more established sales and marketing organizations worldwide. Discussions are ongoing with potential partners.

     In September 1997, ProCyte launched the third product in its system of copper-peptide containing wound care products for use following hair restoration surgery. GraftCyte-TM- Post-Surgical Shampoo is now available to hair transplant specialists and their patients, together with the company's GraftCyte-TM- Moist Dressings and Hydrating Mist.

     An estimated 200,000 hair restoration procedures are performed annually in the United States. ProCyte is the first company to provide a line of products that address the importance of wound repair in the hair transplant process. The company's GraftCyte-TM- products are promoted through specialty distributors.

     In October, ProCyte presented its GraftCyte-TM- System at the International Hair Restoration Conference in Barcelona, Spain. The company is sponsoring a CNBC program on innovations in hair restoration procedures, and the role its wound care products play, on the November 22, 1997 CNBC program HEALTHY LIVING, scheduled to air at 12:00 p.m. Eastern time.

LIQUIDITY AND CAPITAL RESOURCES

     The Company relies primarily on equity financings, contract manufacturing fees, interest income, product sales and corporate partnerships to fund its operations and capital expenditures. At September 30, 1997, the Company had approximately $14.2 million in cash, cash equivalents and securities available for sale, as compared to $20.8 million at December 31, 1996.

     Through September 30, 1997, the Company has invested a total of
approximately $2.7   million in laboratory and computer equipment, furniture and leasehold improvements. In addition, the Company has invested approximately $6.5 million in leasehold improvements and equipment for its manufacturing plant.

     Increases in inventory were anticipated and planned. The increase in raw material and work-in-process inventory resulted primarily from a ramp-up for a large, ongoing production campaign of the Company's primary copper peptide compound. Finished goods inventory rose primarily as a result of the continued completion and stocking of its finished products, primarily items from the GraftCyte-TM- family of products.

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

OPERATING LOSSES

     The Company is engaged in the development of healthcare products utilizing copper-peptide containing and polymer-based compounds. Such research and development has historically been funded from the Company's equity-derived working capital and through corporate partnerships. The Company has incurred operating losses since its inception due to financial and regulatory requirements required to support research, development and clinical studies of its proprietary technology. In particular, the Company has supported and continues to finance development of investigational Iamin-Registered Trademark-gel for potential treatment of chronic dermal wounds, and other wound care studies or pharamacoeconomic analyses involving its product candidates or commercial products.

     The Company expects to incur additional operating losses for a number of years until its product lines have been expanded and successfully distributed. At September 30, 1997, the Company's accumulated deficit was approximately $61.2 million.

REVENUE

     For the three and nine-month periods ended September 30, 1997, ProCyte earned revenue from product sales, contract manufacturing services, other income and interest income of $429,819 and $1,989,904, respectively. The Company was performing contract research and development in 1996 that it is not conducting in 1997, and ProCyte received its first FDA product clearances in 1996 to begin promoting its products in the US in the second half of that year. Consequently, comparisons between revenue for the three and nine-month periods ended September 30, 1997 and the corresponding periods in 1996 are not meaningful.

     The increase in the Company's three and nine-month operating revenue for the period ended September 30, 1997, compared to the like year-ago periods, was primarily a result of increased product sales and fees from contract manufacturing. The decrease in total revenue for the three and nine-month periods ended September 30, 1997, compared to the same periods in 1996, was primarily a result of lower interest earnings due to decreased cash available for investment.

EXPENSES

     Research and development expenses continued to decrease to $1,025,296 and $3,677,586, respectively, for the three and nine-month periods ended September 30, 1997, and related primarily to the Company's planned expenditures for development of its wound care, skin and hair health product candidates. This compares to research and development expenses of $1,701,652 and $4,908,639, respectively, for the same three and nine-month periods in 1996. The Company anticipates that expenditures for research and development will remain at or near current levels as a result of the stage of current product development and distribution.

     General and administrative expenses were also reduced to $1,036,660 and $3,542,554 for the three and nine-month periods ended September 30, 1997, compared to $1,130,885 and $3,554,731, respectively, for the like periods in 1996. The decreases in such expenses were planned and were primarily related to reduced staffing expenses. The Company anticipates that expenditures may decrease or remain at or near current levels as a result of planned distribution changes. In third quarter 1997 the Company implemented its plan to eliminate its direct sales staff and promote products through corporate partnerships and select distributorships. The impact of the reduced sales force expenses will be reflected in the fourth quarter.

IMPORTANT FACTORS REGARDING FORWARD-LOOKING STATEMENTS

     The entire discussion in this report contains forward-looking statements. Any and all statements of goals, beliefs, intent, plans, anticipation or expectations set forth in its SEC reports and other communications may be forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements which reflect the Company's position only as of the date hereof. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

     The following factors, among others (including those described in the Company's Annual Report on Form 10-K for the year ended December 31, 1996), could affect the Company's actual results with regard to such forward-looking statements, and could cause such results to differ materially from those expressed in the Company's forward-looking statements.

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

     The Company expects to try to negotiate strategic collaborations or other suitable partnerships for certain applications of its technology, such as inflammatory bowel disease, and to seek product distributors for its chronic and acute wound care products worldwide. There can be no assurance that the Company will be successful in these endeavors.

     Although strategic partnerships have provided revenue to the Company in the past, the Company has no such partnerships at present and there can be no assurance of such alliances in future or that any future alliances will be successful. Additionally, though the Company makes every effort to extensively review products or technologies it may seek to acquire, distribute or in-license, there can be no assurance that products so obtained will be commercialized successfully, if at all.

CLINICAL AND COMMERCIAL DEVELOPMENT OF NOVEL COMPOUNDS AND PRODUCTS

     There can be no assurance that the Company will commence, continue or successfully complete preclinical or clinical testing or commercial development, including commercial-scale manufacturing and market launch of any of the Company's product candidates identified above, or that, if successfully developed, such product candidates would be cleared by the FDA for sale in the United States or by comparable regulatory authorities for sale in other countries. Approval of a product for marketing in one country does not ensure approval for marketing in other countries. Launch of a product does not ensure market acceptance. The results of Phase I, Phase II or Phase III studies are not necessarily indicative of efficacy or safety of a commercial product for human use.

CONTRACT MANUFACTURING

     ProCyte's manufacturing plant was commissioned in 1994, and allows the Company to offer to provide select contract manufacturing services to industry clientele in addition to serving its own product manufacture requirements. For the quarter ended September 30, 1997, ProCyte had provided or was still performing contract manufacturing services on behalf of two clients, including one multinational pharmaceutical company and one biotechnology company.

     The Company expects to utilize approximately 75% of the plant's current capacity for these endeavors in 1997, though, for the reasons outlined elsewhere in this report, and including such things as unexpected or unsuccessful plant audits or regulatory inspections, the potential impact of adverse weather conditions on plant operations, the decision of a client to manufacture its own products or have them manufactured elsewhere, the potential lack of market acceptance of the Company's or clients' products, and competition, there can be no assurance that the Company will be successful.

     Given the risks and uncertain timelines associated with device, pharmaceutical and biotechnology products being developed, tested, reviewed or sold by clients of the manufacturing facility, and the Company's own products, the Company may be unable to maintain sufficient clientele to counter the effect that regulatory delays, product failures, product recalls, and other such circumstances may have on its contract manufacturing capabilities and revenues. Also, such factors as unexpected or unsuccessful plant audits or regulatory inspections, the potential impact of adverse weather conditions on plant operations, the decision of a client to manufacture its own products or have them manufactured elsewhere, inability or failure to manufacture a product to established product specifications, the potential lack of market acceptance of clients' products, and competition, mean there can be no assurance that the Company will be successful in its contract manufacturing endeavors.

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

PATENTS AND PROPRIETARY RIGHTS

     ProCyte's success depends in part upon its ability to protect its products and technology under intellectual property laws in the Unites States and abroad. As of September 30, 1997, the Company had 18 issued United States patents expiring between 2005 and 2010, and over 100 issued foreign patents and patent registrations. The patents relate to use of the Company's copper-based technology for a variety of healthcare applications, and to the composition of certain biologically active, synthesized compounds. The Company's strategy has been to apply for patent protection for certain compounds and their discovered uses that are believed to have potential commercial value in countries which offer significant market potential.

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

     Wound care is an evolving field as far as technology, regulations, and products are concerned. The Company believes that its most substantial competition with respect to its planned wound care product line will come from established pharmaceutical and healthcare companies, which are significantly larger than the Company and have substantially greater financial resources, marketing and sales staffs, and experience in obtaining regulatory approvals, as well as in manufacturing and marketing wound care products. In addition, such companies have considerable years of experience, and established reputations, promoting to healthcare providers.

     Competition in all of the Company's areas of interest, including wound care, is based on scientific and technological advances, the availability of patent protection, access to adequate capital, the requirement for and ability to obtain government approval for new products or testing, timing and scope of regulatory approvals, product pricing, manufacturing and marketing capability. There can be no assurance that the Company's competitors will not succeed in bringing to market technologies and/or products that may make the proposed products being developed by the Company obsolete or noncompetitive. Some of the Company's competitors may achieve product commercialization earlier than the Company, which may adversely affect market introductions and sales of the Company's proposed products. Competition for highly qualified scientific, technical, and managerial personnel, consultants and advisors on whose services the Company depends is also intense.

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

     In order to obtain FDA clearance to market a new drug or device in the United States for use in humans, it is necessary to proceed through several stages of product testing, including research and development, clinical trials, the filing of a product registration dossier such as a new drug application or 510(k) application with the FDA to obtain authorization to market a product. The Company's product candidates may be regulated by any of a number of divisions of the FDA.

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

        None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to the shareholders for vote during third quarter 1997.

ITEM 5. OTHER INFORMATION

        None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a)  Exhibits - None.

        (b)  Reports on Form 8-K - None.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                PROCYTE CORPORATION
                                                   (REGISTRANT)



Date:  October 31, 1997               By:      /s/ John F. Clifford
                                          -----------------------------------
                                          John F. Clifford, President and CEO



Date:  October 31, 1997               By:       /s/ Jon Sortland
                                          -----------------------------------
                                          Jon Sortland, Manager of Accounting