Form 10-K405
period 1997-12-31
PROCYTE CORP /WA/
filed 1998-03-31
CIK 856072

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                         WASHINGTON, D.C. 20549

                                  FORM 10-K

 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE
                                   ACT OF 1934

For the fiscal year ended December 31, 1997      Commission file number 0-18044

                             PROCYTE CORPORATION
            (exact name of registrant as specified in its charter)

Washington                                                                  91-1307460
(State of incorporation)                                         (I.R.S. Employer Identification No.)

8511 154th Avenue, N.E., Building A, Redmond, WA                             98052-3557
(Address of principal executive offices)                                      (Zip Code)

Registrant's telephone number, including area code:                          (425) 869-1239

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

Indicate by check mark if disclosure of delinquency filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K /X/.

As of March 20, 1998, there were issued and outstanding 13,364,958 shares of common stock, par value $.01 per share.

   The aggregate market value of common stock held by non-affiliates as of March 20, 1998 was $16.289 million, based upon the average of the closing high and low prices of such stock as reported by the Nasdaq National Market.

                       DOCUMENTS INCORPORATED BY REFERENCE

Parts of the following documents are incorporated by reference in Parts II and III of this Form 10-K report: (1) the Proxy Statement for the Registrant's 1998 Annual Meeting of Shareholders scheduled to be held June 10, 1998, and (2) the Registrant's 1997 Annual Report to Shareholders.

                               ProCyte Corporation

                                 1997 Form 10-K

                                Table of contents


PART I.................................................................................................3

         Item 1. Business..............................................................................3

         Item 2. Properties...........................................................................10

         Item 3. Legal Proceedings....................................................................10

         Item 4. Submission of Matters to a Vote of Security Holders..................................10

PART II...............................................................................................10

         Item 5. Market for Company's Common Stock and Related Shareholder Matters....................10

         Item 6. Selected Financial Data..............................................................11

         Item 7. Management's Discussion and Analysis of Financial Condition and
                   Results of Operations..............................................................11

         Item 7a Quantitative and Qualitative Disclosures About Market Risk...........................14

         Item 8. Financial Statements and Supplementary Data..........................................14

         Item 9. Changes in and Disagreements With Accountants on Accounting and
                   Financial Disclosure...............................................................28

PART III..............................................................................................28

PART IV...............................................................................................28

  Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K...........................28


                                      PART I

Item 1.  Business

         The entire discussion in this report, as well as other management discussion of the Company's goals and expectations as reported in the Company's 1997 Annual Report to Shareholders, contains forward-looking statements. Any and all statements of goals, beliefs, intent, plans, anticipation or expectations set forth in the Company's reports to the Securities and Exchange Commission (the "SEC") and other communications may be forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect the Company's position only as of the date hereof. The Company undertakes no obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances occurring after the date of this report. See "--Important Factors Regarding Forward-looking Statements."

General

         ProCyte Corporation ("ProCyte" or the "Company") is a Washington corporation organized in 1986. ProCyte is a healthcare company that develops, manufactures and markets products for wound care, skin health and hair care. The Company's products incorporate its patented copper-peptide technology and absorbent polymer technology.

         The Company's products are targeted for use in medical market sectors that provide healthcare solutions for tissue repair, skin health and hair care conditions, and also for the consumer markets that address skin and hair care. The Company's business currently focuses on three target markets: chronic wound care; plastic and cosmetic surgery and dermatology; and skin and hair care.

         ProCyte's goal is to generate profitability from the sale of products developed from its own efforts, developed by others, and/or licensed or acquired by the Company. To augment the commercialization of its products and technology, the Company has entered into and plans to continue to enter into distribution and license agreements. Consistent with this goal, the Company intends to retain the proprietary rights to its products and technologies.

Products and Markets

         In 1997, ProCyte continued its focus on the role of its copper-peptide formulations in products that address wound repair, skin health and hair care needs. During the year, the Company identified three primary markets for its products.

Chronic Wound Care

         The worldwide chronic wound care market is currently estimated to exceed $2 billion in revenues. It is highly fragmented, with many competitors and price constraints. For these reasons, ProCyte decided in 1997 to seek partners to market its chronic wound care products.

         Since inception, the Company has focused its energies on the chronic wound care market. In 1997, ProCyte introduced a number of products that were promoted to wound care specialists for use in the care of chronic wounds in hospitals, nursing homes and extended care facilities.

         The chronic wound care market is expansive and competitive. To compete effectively, a company must have a well-received and cost-effective line of products that can be promoted broadly to hospitals, nursing homes, home healthcare and medical professionals. In 1997 ProCyte undertook to introduce its own line of innovative products to these diverse markets. However, although the Company believes its products were well-received by the health care community, the Company recognized in 1997 that the future success of its products would require a larger marketing and sales effort.

         In December 1997, ProCyte entered into an exclusive distribution agreement with the Bard Medical Division ("Bard") of C.R. Bard, Inc. Bard is a newly formed division servicing the hospital, nursing home and extended care markets. ProCyte's Iamin-Registered Trademark- Hydrating Gel, Iamin-Registered Trademark- Wound Cleanser, and OsmoCyte-Registered Trademark- Pillow Wound Dressings became the first Company products to be added to the Bard sales effort, which began in January 1998.

         ProCyte granted Bard the exclusive rights to distribute ProCyte's products for the wound care markets in the United States and Canada. As partial consideration for this grant, Bard must make certain minimum purchases quarterly. Although ProCyte expects to develop additional products for Bard's introduction in 1998 or 1999, there can be no assurance that the Company's product candidates will be developed on schedule, if at all, or, if such products are developed, that they will be commercially successful. See "--Important Factors Regarding Forward-looking Statements."

         Subsequent to the Bard agreement, ProCyte entered into exclusive distribution agreements for the registration and distribution of certain of its wound care products in certain foreign countries. ProCyte plans to seek similar distribution partnerships in additional countries. The Company anticipates that product registration in numerous countries may take well over one year, and there can be no assurance that registration will be obtained or that the products will be commercially successful in the various countries. See "--Important Factors Regarding Forward-looking Statements - Government Regulation."

         A related field of use for ProCyte's chronic wound care products is the veterinary market. At present, the Company's products for veterinary care applications are promoted through specialty distributors.

Plastic & Cosmetic Surgery and Dermatology

         ProCyte believes its products are well suited for use in the medical specialties of plastic & cosmetic surgery and dermatology. There is an increasing consumer and physician awareness of the ability to improve skin and hair health with products designed specifically to meet the needs of the aging population. During 1997, ProCyte introduced a number of new products tailored to the needs of these markets, including the GraftCyte-TM- System, Pillo-TM- Pro dressings and Complex Cu3-TM- Intensive Repair Creme.

         The Complex Cu3-TM- Intensive Repair Creme is used to treat patients following chemical peels, dermabrasion and laser treatments. The Company's Pillo-TM- Pro dressings provide moisture absorption required following liposuction. Each year in the United States alone an estimated 400,000 such surgeries are performed.

         ProCyte's GraftCyte-TM- System was introduced in 1997 to address the special tissue repair needs of patients following hair restoration surgery. The GraftCyte-TM- System currently consists of three differentiated products - GraftCyte-TM- Moist Dressings for use during and after surgery; GraftCyte-TM-Hydrating Mist to provide continuous hydration of the scalp after surgery; and GraftCyte-TM- Post-Surgical Shampoo to provide a gentle cleansing of the scalp.

         ProCyte markets its products for use in these specialized skin and hair care practices through specialty distributors in the United States.

Skin and Hair Care

         Most of ProCyte's products incorporate the Company's clinically tested copper-peptide formulations. The biological actions of copper have been documented in the scientific literature and include its ability to stimulate collagen synthesis, new blood vessel growth and tissue repair. Given these properties, the Company believes its technology has potential value in the skin and hair care markets.

         In the fourth quarter of 1997, ProCyte entered into an exclusive worldwide supply and marketing agreement with Osmotics Corporation ("Osmotics"), pursuant to which the Company granted Osmotics the right to introduce the Company's copper-peptide-containing products to the prestige skin care market. Osmotics announced, in January 1998, the first such product
- Blue Copper-TM- - an anti-aging formulation to be sold at cosmetic counters in such stores as Saks, Neimann Marcus and others by March 1998.

Additional Product Development and/or Acquisitions

         The Company plans to continue its wound repair, skin health and hair care product development, and expects to introduce additional products in 1998. At year-end, the Company had three new 510(k) submissions pending with the United States Food and Drug Administration ("FDA"). See "- Important Factors Regarding Forward-looking Statements."

         The Company also plans to continue to evaluate complementary companies, products and technologies for acquisition and/or distribution by the Company.

Contract Manufacturing

         During the period that the Company was developing its first products, it elected to optimize the use of its manufacturing facility by offering select services to industry clientele. During 1997, the Company continued to provide contract manufacturing services to select clients in the biotechnology and pharmaceutical industries, though efforts to seek new clients subsided somewhat as the Company focused on meeting the demand for its own product manufacturing requirements.

         In February 1998, the Company learned that one of its significant contract manufacturing clients, responsible for approximately 34% of the Company's 1997 contract manufacturing revenue, would face an indefinite delay in receiving FDA clearance for its product. It is uncertain whether this client will use any of the Company's contract manufacturing services in 1998 or beyond.

         ProCyte expects to continue to provide certain contract manufacturing services in the future and to produce clinical and commercial quantities of certain of its copper-peptide compounds for use by it and its partners. See "--Important Factors Regarding Forward-looking Statements."

Business Relationships

Bard Medical Division, C.R. Bard Inc.

         In December 1997, ProCyte entered into an exclusive distribution agreement with the Bard Medical Division of C.R. Bard, Inc. (the "Bard Agreement"), pursuant to which the Company granted to Bard the exclusive rights in the United States and Canada to distribute wound care products manufactured by ProCyte. The Bard Agreement, which has an initial term of three years, specifies the products to be distributed by Bard in the hospital, nursing home and home healthcare markets, and sets minimum purchases required of Bard during the initial three-year term.

Hymedix International, Inc

         Effective November 20, 1997, ProCyte entered into a Restated Agreement with Hymedix International Inc. ("Hymedix") in which the parties agreed to reduce the scope of ProCyte's initial license rights for Hymedix's polymer technology (the "Restated Agreement"). The Restated Agreement required a one-time payment of $125,000 by ProCyte to Hymedix and delivery of a quantity of bulk material held by ProCyte, the value of which was not significant. ProCyte retained an exclusive worldwide license, outside of Asia, to make, have made, use and sell absorbent polymer-based products in specified forms for wound care.

Osmotics Corporation

         In the fourth quarter of 1997, ProCyte entered into a supply and marketing agreement with Osmotics Corporation (the "Osmotics Agreement"), pursuant to which the Company granted to Osmotics a limited, worldwide, non-transferable right to purchase and use one of ProCyte's copper-peptide compounds for making and selling skin care products for prestige skin care markets. Such rights are exclusive to the prestige skin care market where the ultimate sale of products is at retail department store cosmetic counters and international perfumeries, but nonexclusive where the ultimate sale of products is at prestige skin care salons and spas. ProCyte has the exclusive right to manufacture the copper-peptide compound for sale to Osmotics and may purchase from Osmotics products made to its specifications for sale in the dermatology, cosmetic/plastic surgery, and related medical markets. The Osmotics Agreement sets forth certain milestones, minimum payments and royalties payable by Osmotics to ProCyte.

Other Distribution Agreements

         In first quarter 1998, ProCyte formed distribution alliances for the registration, promotion and distribution of ProCyte's products to the chronic wound care markets in certain foreign countries.

         ProCyte intends to seek to establish corporate alliances with others who are capable of pursuing device registrations of the Company's copper-based wound care products and technology in Europe, Latin America, Asia and elsewhere. There can be no assurance that the Company will be successful in attracting or retaining corporate alliances on terms favorable to the Company, whether for the Company's wound care technology or otherwise, that the interests and motivations of any corporate partner or licensee would be or remain consistent with those of the Company, or that such partners or licensees would successfully perform the necessary technology transfer, clinical development, regulatory compliance, manufacturing, marketing or other obligations. Suspension or termination of agreements with the Company's current or future distributors, partners or licensees could have a material adverse affect on the development of the Company's proposed products and could materially adversely affect the Company's financial position. See "--Important Factors Regarding Forward-looking Statements - Uncertainty of Corporate Alliances."

Employees

         At December 31, 1997, the Company had 28 full-time employees, of whom three hold Ph.D. degrees. At year-end, four employees were engaged in product development, twelve in manufacturing and quality control, four in sales and marketing, and eight in accounting, finance and administration. The Company does not expect to add staff in 1998 for other than normal attrition replacements. The Company believes that its relations with its employees are good.

Important Factors Regarding Forward-Looking Statements

         The following factors, among others, could affect the Company's actual results with regard to such forward-looking statements, and could cause such results to differ materially from those expressed in the Company's forward-looking statements.

Need for Additional Capital

         The Company may be required to raise additional capital through equity offerings, strategic alliances, sale of assets or other sources. There can be no assurance that such funds will be available to the Company on acceptable terms, if at all.

Uncertainty of Corporate Alliances

         There can be no assurance that the Company will be successful in attracting or retaining corporate alliances on terms favorable to the Company, whether for the Company's copper-peptide technology or otherwise, that the interests and motivations of any corporate partner, distributor or licensee would be or remain consistent with those of the Company, or that such partners, distributors or licensees would successfully perform the necessary technology transfer, clinical development, regulatory compliance, manufacturing, marketing or other obligations. Suspension or termination of agreements with the Company's current or future partners, distributors or licensees could have a material adverse effect on the development of the Company's proposed products and could materially adversely affect the Company's financial position.

Clinical and Commercial Development of Novel Compounds and Products

         There can be no assurance that the Company will commence, continue or successfully complete clinical testing or commercial development, including commercial-scale manufacturing and market launch, of any of its current product candidates, or that, if successfully developed, such product candidates would be cleared by the FDA for sale in the United States or by comparable regulatory authorities for sale in other countries. Approval of a product for marketing in one country does not ensure approval for marketing in other countries. Launch of a product does not ensure market acceptance. The results of clinical studies are not necessarily indicative of efficacy or safety of a commercial product for human use.

         Given the risks and uncertain timelines associated with device, pharmaceutical and biotechnology products being developed, tested, reviewed or sold by the Company's contract manufacturing clients, the Company will be required to strive to maintain sufficient clientele to counter the effect that regulatory delays, product failures, product recalls, and other such circumstances may have on its contract manufacturing capabilities and revenues. Also, such factors as unexpected or unsuccessful plant audits or regulatory inspections, the potential impact of adverse weather conditions on plant operations, the decision of a client to manufacture its own products or have them manufactured elsewhere, inability or failure to manufacture a product to established product specifications, market acceptance of clients' products, and competition, mean there can be no assurance that the Company will be successful in its contract manufacturing endeavors.

Product Development, Manufacture and Distribution

         ProCyte currently promotes certain of its products through specialty distributors in accordance with distribution agreements, or it out-licenses certain products and/or technology for incorporation into products sold by others.

         Factors beyond the Company's control, such as delays in obtaining FDA clearance to market new products, delays in product launch, the promotion and introduction of competitive products by others with larger and more established sales and marketing organizations, lack of product acceptance by the marketplace, changes in Medicare reimbursement and the impact this would have on product pricing, unexpected difficulties in scaling-up the full scale commercial manufacturing processes, obtaining suitable raw materials, and staffing the production operation, mean that there can be no assurance that the Company will be able to commercialize any of its planned products in a cost-effective, timely manner, if at all.

Patents and Proprietary Rights

         ProCyte's success depends in part upon its ability to protect its products and technology under intellectual property laws in the Unites States and abroad. As of December 31, 1997, the Company had 18 issued United States patents expiring between 2005 and 2014, and 132 issued foreign patents and patent registrations. The patents relate to use of the Company's copper-based technology for a variety of healthcare applications, and to the composition of certain biologically active, synthesized compounds. The Company's strategy has been to apply for patent protection for certain compounds and their discovered uses that are believed to have potential commercial value in countries that offer significant market potential.

         The Company currently holds several registered trademarks for its products and product candidates. There can be no assurance as to the breadth or degree of protection that the Company's existing trademarks or patents, or any additional trademarks or patents that may be granted in the future, will afford the Company, or that any additional trademarks or patents will be issued to the Company. In addition, there can be no assurance that others will not independently develop substantially equivalent proprietary technology that is not covered by the Company's patents or that others will not be issued patents that may prevent the Company's manufacture, sale or use of its proposed products or require licensing and the payment of significant fees or royalties by the Company for the pursuit of its business. Litigation, which could result in substantial cost to the Company, may be necessary to enforce the Company's patents or to determine the scope and validity of other parties' proprietary rights. If the outcome of any such litigation were adverse, the Company's business could be materially affected. The Company is unable to predict how courts would resolve any future issues relating to the validity and scope of the Company's patents or trademarks should they be challenged.

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

Competition

         Competition in the Company's planned area of marketing, wound, skin and hair care and related applications, is particularly intense, involving a number of well-established, major pharmaceutical, cosmetic and healthcare companies, such as Bristol Myers Squibb's ConvaTec division, Kendall Healthcare Company, and Johnson and Johnson, as well as L'Oreal, Revlon and others. A significant number of smaller companies as well are developing or marketing competitive products, some of which may have an entirely different approach than products being developed by the Company.

         Each of the markets in which the Company's products compete is evolving in terms of technology, regulations, product innovation, and other factors. The Company believes that its most substantial competition with respect to its chronic wound care product line will come from established pharmaceutical and healthcare companies, including, but not limited to, those listed above, which are significantly larger than the Company and have substantially greater financial resources, marketing and sales staffs, and experience in obtaining regulatory approvals, as well as in manufacturing and marketing wound care products, and which have considerable years of experience, and established reputations, promoting to healthcare providers.

         Competition in all of the Company's areas of interest is based on scientific and technological advances, the availability of patent protection, access to adequate capital, the requirement for and ability to obtain government approval for new products or testing, timing and scope of regulatory approvals, product pricing, manufacturing and marketing capability. There can be no assurance that the Company's competitors will not succeed in bringing to market technologies and/or products that may make the products or proposed products being developed by the Company obsolete or noncompetitive. Some of the Company's competitors may achieve product commercialization earlier than the Company, which may adversely affect market introductions and sales of the Company's products or proposed products. Competition for highly qualified scientific, technical, and managerial personnel, consultants and advisors on whose services the Company depends is also intense.

         The contract manufacturing service business is highly competitive. Competitors include major chemical and pharmaceutical companies, as well as specialized biotechnology firms, smaller contract chemical manufacturers and some universities. Many of these companies or institutions have greater financial, technical and marketing resources than the Company.

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

         In order to obtain FDA clearance to market a new drug or device in the United States for use in humans, it is necessary to proceed through several stages of product testing, including research and development, clinical trials, and the filing of a product registration dossier such as a new drug application or 510(k) application with the FDA to obtain authorization to market a product. The Company's products and product candidates may be regulated by any of a number of divisions of the FDA.

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

         In the United States, products that do not seek to make effectiveness claims based on human clinical evaluation may be subject to review and regulation under the FDA's cosmetic or 510(k) medical device guidelines. Similar guidelines exist for such products in other countries. Such products, which include wound care dressings, ointments and gels, must show safety and substantial equivalency with predicate products already cleared to be marketed by the FDA. There can be no assurance that such product pre-market notification applications submitted to the FDA or similar agencies in other countries will receive clearance to be marketed, or that the labeling claims sought will be approved, or that, if cleared, such products will be commercially successful.

         In addition to obtaining FDA or other countries' approval or clearance to market a product, the prospective manufacturer's quality control and manufacturing procedures must conform to current good manufacturing practices ("cGMPs") guidelines, or ISO 9000 standards, when appropriate. In complying with standards set forth in these regulations, which are subject to change at any time without notice to the Company, manufacturers must continue to expend time, effort and financial resources in production and quality control. Manufacturing establishments, such as ProCyte's manufacturing plant, are also subject to regulations from and inspections by other foreign, federal, state or local agencies, such as the Drug Enforcement Agency, the city water and waste treatment agencies, and state and federal safety and health regulations. There can be no assurance that the Company's manufacturing facility or its operations for the manufacture of its own products or product candidates or the bulk products manufactured and processes followed by the Company on behalf of its clients will be able to meet all appropriate guidelines or to pass inspections by any government agency. If the Company's manufacturing operations should fail to pass an inspection, for any reason, the possible resultant outcome on the plant's continuing operations, and the impact on the Company's overall reputation, operations and financial condition could be severe.

         The Company also is or may become subject to various other foreign, US, state and local laws, regulations and policies relating to, among other things, safe working conditions, good laboratory practices, animal welfare, and the use and disposal of hazardous or potentially hazardous substances used in connection with research, development and/or manufacturing.

Factors Affecting Stock Price

         The market prices for securities of healthcare, medical dressings, pharmaceutical and biotechnology companies are subject to volatility, and the market has from time to time experienced significant fluctuations that are unrelated to the operations of the Company.

         ProCyte's market price has fluctuated over a wide range since the Company's initial public offering in 1989. Announcements concerning the Company or its competitors, including changes in earnings, research and development program direction, results of clinical trials, addition or deletion of corporate partnerships, technology licenses, clearance or approval to market products, government regulations, healthcare reform, litigation concerning business operations or intellectual property, or public concern as to safety of products, as well as changes in general market conditions and mergers and acquisitions, may have a significant effect on the market price of ProCyte's common stock.

Item 2.  Properties

         The Company presently leases approximately 33,000 square feet of production, laboratory and office space at its corporate and development offices and production facility in Redmond, Washington. In July 1997, the Company consolidated its facilities, moving from its 28,000 square foot laboratory and corporate office space in Kirkland, Washington to the expanded Redmond site, which houses the Company's production facility. The Company executed a ten year lease for the Redmond location.

Item 3.  Legal Proceedings

         None.

Item 4.  Submission of Matters to a Vote of Security Holders

         No matters were submitted to the shareholders for vote during fourth quarter 1997.

                                     PART II

Item 5.  Market for Company's Common Stock and Related Shareholder Matters

         The Company's common stock is traded on the Nasdaq National Market under the symbol "PRCY." The following table sets forth the high and low bid prices as reported by the Nasdaq National Market for the periods indicated. Such prices reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.


                                           High       Low
                                         ---------  ---------
         1996

         First quarter                      5 1/4    2 9/16
         Second quarter                     5 1/8    3 5/16
         Third quarter                      3 7/8    2 7/16
         Fourth quarter                       3        2

         1997

         First quarter                      2 3/8    1 3/4
         Second quarter                     1 7/16   1 1/8
         Third quarter                      1 7/16   1 1/32
         Fourth quarter                     1 1/16    15/32

         1998

         Through March 20th                 1 5/8      7/8



         At the close of business on March 20, 1998 there were 459 holders of record of the Company's common stock. ProCyte has not paid any cash dividends on its common stock and does not intend to pay cash dividends in the foreseeable future.

Item 6.  Selected Financial Data

         The information required by this Item is incorporated by reference to the information contained under the caption, "Financial Highlights," located in the Registrant's 1997 Annual Report to Shareholders.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

         Since its inception in 1986, the Company has been engaged in the development of wound, skin care and hair care products that incorporate its patented copper-peptide technology. The Company's research, development and commercialization efforts have been principally funded from the Company's equity-derived working capital and through collaborative agreements with other companies. The Company's net operating losses incurred since inception are primarily a result of the Company's independent research, development and clinical evaluation activities, and investment in the Company's commercial-scale production facility and product launches. Net losses for the fiscal years ended December 31, 1997, 1996 and 1995 were $6.4 million, $9.4 million, and $12.4 million, respectively. It is anticipated that product sales will continue to increase in 1998. However, based upon the factors described in "Business-- Important Factors Regarding Forward-looking Statements," there can be no assurance that such results will be achieved.

Results of Operations

Product Sales

         In 1997, the Company earned revenues of approximately $184,000 from products sales, up from approximately $31,000 in 1996. The Company had no revenue from product sales in 1995. The increase from 1996 to 1997 was due to a growing customer base for the Company's products as well as an increased number of available products launched in 1997.

         During 1997, the Company received FDA clearance for a number of its products that address one or more of the markets it or its distributors and partners serve. These products include Pillo-TM- Pro dressings, GraftCyte-TM-Moist Dressings and Complex Cu3-TM- Intensive Repair Creme.

         The Company's marketing and sales efforts during 1997 focused primarily on identifying distributors who could assist the Company with product promotion, introducing the Company's products to healthcare professionals, and identifying markets where such products could compete. Product sales are expected to increase as chronic wound care product distributors, such as Bard, begin to introduce ProCyte products through their sales and marketing programs, as international registration and distribution commence, and as specialty distributors and specialized physicians become more familiar with the Company's products.

Contract manufacturing revenues, license fees

         In 1997, ProCyte earned revenues of approximately $706,000 from performing contract manufacturing services, almost unchanged from the approximately $708,000 earned in 1996. The Company anticipates that contract manufacturing revenues will decline in 1998 as a result of the loss of two significant contract manufacturing clients, one of whom faces uncertain FDA approval for its products. In late 1997, the Company increased its marketing efforts to attract new contract manufacturing clients. The Company expects that contract manufacturing revenues will be less than revenues from product sales in 1998.

         In accordance with the Osmotics Agreement, ProCyte is eligible for a royalty payment on the sale of products containing the Company's copper-peptide technology. Such royalty payments are expected to commence in 1998. Additionally, Osmotics must purchase its requirements for bulk copper-peptide compound from the Company. Osmotics placed its first such order in January 1998. The Company does not currently expect that significant revenues will result from the Osmotics Agreement in 1998.

Cost of product sales

         The aggregate cost of product sales as a percentage of product sales was approximately 244% for the year ended December 31, 1997, as compared to 45% in 1996. The change in gross margin percentage was principally due to the effect of creating a reserve for surplus and obsolete inventory of $380,000. If this inventory reserve had not been created, the aggregate cost of product sales as a percentage of product sales would have been approximately 38% for the year ended December 31, 1997. In 1996, product revenue resulted only from the sale of the Company's initial product, Iamin-Registered Trademark- Hydrating Gel. The Company did not have any product sales in 1995.

Research and development expenses

         During the fiscal years ended December 31, 1997, 1996 and 1995, the Company had research and development expenses of approximately $3.77 million, $6.74 million, and $7.24 million, respectively.

         Research and development expenses decreased by approximately 44% from 1996 to 1997. The primary reasons for this decrease include: the increased focus on development of existing, rather than new, compounds and formulations; decreased research staff levels and staff-related expenditures; reduced license fees paid to Hymedix; and greater reliance on outside service vendors for certain product formulation and other services.

         Research and development expenses decreased by approximately 7% from 1995 to 1996. The primary reasons for this decrease include: decreased research and development staff levels and staff-related expenditures; and significantly decreased expenditures for human clinical trial activities associated with the Company's chronic wound care products.

         The Company anticipates that total research and development expenses in fiscal 1998 will continue to decrease from levels reported in fiscal 1997. However, if, among other things, the Company's current products or product candidates are not commercially successful, or if the development of new products does not proceed as expected, the Company could incur greater than expected research and development expenses as well as possible excess inventory charges. See "Business -- Important Factors Regarding Forward-Looking Statements."

Selling, general and administrative expenses

         Selling, general and administrative expenses decreased by approximately 31% from 1996 to 1997. The primary reasons for this decrease include: reduced staffing levels (including the elimination of the Company's eight-person sales force in September 1997 and the associated reduction in staff-related expenses in the fourth quarter); elimination of expenses incurred in 1995 and 1996 related to the litigation and settlement of the Company's October 1994 shareholders lawsuit (including a $400,000 insurance settlement payment received in 1997 and treated as a reduction in expense); reduced rent expenses with the termination of the lease on the Kirkland facility; and reductions in other miscellaneous expenses.

         Selling, general and administrative expenses increased by approximately 3% from 1995 to 1996, primarily as a result of the Company's defense and settlement of the shareholder suit and related insurance arbitrations.

         The Company anticipates that total selling, general and administrative expenses in fiscal 1998 will continue to decrease from levels reported in fiscal 1997 due largely to the continuing cost savings from the elimination of the Company's direct sales force and the utilization of the services of distributors, partners and licensees to promote its products. However, there can be no assurance that the Company will be successful in attracting or retaining corporate alliances on terms favorable to the Company or that the interests and motivations of any distributor, partner, or licensee would be or remain consistent with those of the Company. See "Business -- Important Factors Regarding Forward-Looking Statements."

Interest and other income

         Interest income decreased by approximately 44% from 1996 to 1997 due principally to reduced cash available for investing. Interest income decreased from 1995 to 1996 by approximately 31%, also due principally to reduced cash available for investing. The Company anticipates that, absent additional revenue sources or a significant change in interest rates, fiscal 1998 interest income will be less than that of fiscal 1997.

Liquidity and Capital Resources

         Historically, the Company has relied principally on equity financings and corporate collaborations to fund its operations and capital expenditures. However, beginning in mid 1996 and continuing into 1997, the Company commenced initial sales of its first chronic wound care products and has continued to expand the commercialization of its products since that time. The Company anticipates that net sales of its total product lines will increase during 1998, thereby providing a contribution toward funding the Company's operations.

         At December 31, 1997, the Company had net working capital of approximately $14.5 million, a decrease of $6.1 million from December 31, 1996 due principally to the continuing use of the Company's cash to finance operations. It is anticipated that the Company's cash and short-term investments will continue to be used in operations until and unless product sales increase. At December 31, 1997, the Company had cash, cash equivalents and short-term investments of approximately $12.9 million. The Company used approximately $7.3 million in cash for operating activities in 1997, compared to approximately $13.6 million in 1996. Investing activities provided approximately $8.5 million in cash in 1997, compared to approximately $9.2 million in cash provided by investing activities in 1996.

         The Company believes that its existing capital resources, even in the absence of any increase in revenues from commercial activities, should be sufficient to fund its cash requirements for at least the next year. This belief is based on current product development plans, anticipated working capital requirements associated with the expanding commercialization of the Company's new and existing products, acquisitions, the current regulatory environment, historical industry experience in the development of medical devices and related products and general economic conditions. It also assumes completion of the transaction described in "--Recent Developments." However, there can be no assurance that the Company will have sufficient resources to fund the cost of all its planned activities, or that it will be able to obtain any additional financial resources on acceptable terms or in time to fund any necessary or desirable expenditures. See "Business -- Important Factors Regarding Forward-Looking Statements."

         The Company believes that additional financing may be required to meet the planned operating needs after fiscal 1998 if significant positive cash flows are not generated from commercial activities. Such needs would include the expenditure of funds to continue to expand product acquisition and development activities, and to support the increasing working capital requirements of a growing commercial infrastructure, including manufacturing and distribution capabilities. The Company may be required to pursue various financing alternatives, such as commercial lines of credit, collaborative arrangements, licenses, or additional public offerings or private placements of Company securities. If such alternatives are not available, or are not available on terms acceptable to the Company, the Company may be required to defer or eliminate certain planned commercial activities, delay or eliminate expenditures for certain of its potential products under development or license third parties to commercialize products or technologies that the Company would otherwise seek to develop or commercialize itself.

Capital Expenditures

         Capital expenditures totaled approximately $587,000 for the year ended December 31, 1997, compared with $1,740,000 for 1996. The Company had no capital expenditures in 1995. Of the company's total capital expenditures during 1997 and 1996, approximately $499,000 and $1,250,000, respectively, represented leasehold improvement costs associated with certain of the Company's facilities. With the exception of the leasehold improvement costs, virtually all of the capital expenditures during 1997 and 1996 represented manufacturing and scientific laboratory equipment to support a research, development, and manufacturing infrastructure.

For 1998, capital expenditures are expected to be approximately $100,000 to support continued product manufacturing capabilities. The Company does not anticipate any leasehold improvements expenditures on its existing facility in 1998.

Year 2000 Software Issue

         The Company utilizes various computer software packages as tools in running its operations. Management plans to implement any necessary vendor upgrades and modifications to ensure continued functionality with respect to the widely discussed software problems associated with the Year 2000. At present, management does not expect that material incremental costs will be incurred in the aggregate or in any single future year.

Recent Developments

         On March 1, 1998, ProCyte signed a non-binding letter of intent to purchase the assets of a privately owned company involved in the distribution of skin care products. The aggregate purchase price for the company's assets is currently expected to be $3.0 million, half of which would be payable in cash and the other half of which would be payable in ProCyte's common stock. The transaction is contingent upon, among other things, satisfactory completion of due diligence and execution of a final purchase agreement. Assuming all contingencies are satisfied, ProCyte expects the transaction to close in the second quarter of 1998.

Item 7a  Quantitative and Qualitative Disclosures About Market Risk

         Not applicable.


Item 8.  Financial Statements and Supplementary Data


Index to Financial Statements and Schedules                                                  Page
-------------------------------------------                                                 ------
Balance Sheets as of December 31, 1997 and 1996...........................................    15

Statements of Operations for the years ended December 31, 1997, 1996, and 1995............    16

Statements of Cash Flows for the years ended December 31, 1997, 1996, and 1995............    17

Statements of Stockholders' Equity for the years ended December 31, 1997, 1996, and 1995..    18

Notes to Financial Statements.............................................................    19

Report of Independent Accountants.........................................................    27

Note: All schedules have been omitted because of the absence of conditions under which they are required or because the required information is included in the Financial Statements or notes thereto.

                               ProCyte Corporation
                                 Balance Sheets


                                             December 31,1997  December 31, 1996
                                             ----------------  -----------------
ASSETS
Current Assets
   Cash and cash equivalents...............      $3,003,524        $1,804,875
   Securities available for sale ..........       9,863,093        19,041,961
   Inventories, net of reserve.............       1,927,325           596,740
   Other...................................         363,134           318,580
                                             ----------------  -----------------
   Total current assets....................      15,157,076        21,762,156

Property and Equipment, at cost
    Equipment..............................       2,484,535         3,604,764
    Leasehold improvements.................       5,513,850         5,097,833
    Improvements in progress...............               0         1,463,940
    Less accumulated depreciation and
      amortization.........................      (2,394,562)       (4,306,094)
                                             ----------------  -----------------
    Property and equipment, net............       5,603,823         5,860,443

Patents, at cost...........................         290,930           290,930
    Less accumulated amortization..........        (125,269)         (109,270)
                                             ----------------  -----------------
    Patents, net...........................         165,661           181,660

Other......................................         384,399           159,399
                                             ----------------  -----------------
Total Assets...............................     $21,310,959       $27,963,658
                                             ----------------  -----------------
                                             ----------------  -----------------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
    Accounts payable.......................        $203,764          $334,843
    Accrued liabilities....................         470,643           779,890
                                             ----------------  -----------------
    Total current liabilities..............         674,407         1,114,733

Deferred Lease Payments....................          20,055            10,148

Stockholders' Equity
    Preferred stock $.01 par value:
      2,000,000 shares authorized; no
      shares issued or outstanding.

    Common stock $.01 par value:
      30,000,000 shares authorized; shares
      issued and outstanding 13,364,958....         133,650          132,776
    Additional paid-in capital.............      82,801,830       82,576,340
    Accumulated deficit....................     (62,318,983)     (55,870,339)
                                             ----------------  -----------------

    Total stockholders' equity.............      20,616,497       26,838,777
                                             ----------------  -----------------
Total Liabilities and Stockholders' Equity.     $21,310,959      $27,963,658
                                             ----------------  -----------------
                                             ----------------  -----------------

See notes to financial statements

                               ProCyte Corporation
                            Statements of Operations

                                                                   Twelve Months Ended December 31,
                                                       ---------------------------------------------------------
                                                              1997                1996               1995
                                                       ------------------- ------------------- -----------------
Revenues
   Product sales....................................       $184,034             $30,563                  $0
   Contract manufacturing...........................        705,706             708,104             151,836
   License fees.....................................              0             900,000                   0
   R&D revenue under collaborative agreements.......              0                   0           1,536,316
                                                       ------------------- ------------------- -----------------
   Total revenue....................................        889,740           1,638,667           1,688,152

Operating Expenses
   Cost of product sales............................        449,261              13,910                   0
   Research & development...........................      3,774,415           6,738,911           7,235,298
   General & administrative.........................      4,481,744           4,880,255           4,729,693
   Litigation settlement............................       (400,000)          1,000,000           4,750,000
                                                       ------------------- ------------------- -----------------
   Total costs and expenses.........................      8,305,420          12,633,076          16,714,991

Operating Loss......................................     (7,415,680)        (10,994,409)        (15,026,839)

Other Income
   Interest income..................................        907,628           1,622,944           2,631,904
   Other income.....................................         59,408              14,346                   0
                                                       ------------------- ------------------- -----------------
   Total other income...............................        967,036           1,637,290           2,631,904

Net loss............................................    $(6,448,644)        $(9,357,119)       $(12,394,935)

Net loss per common share...........................        $(0.48)             $(0.71)            $(0.95)

Weighted average number of common shares used in
  computing net loss per common share...............     13,326,929          13,210,036          13,100,818



See notes to financial statements

                                              ProCyte Corporation
                                            Statements of Cash Flows

                                                                       Twelve Months Ended December 31,
                                                              ---------------------------------------------------
OPERATING ACTIVITIES                                               1997              1996             1995
                                                              ---------------- ----------------- ----------------
Net Loss                                                          ($6,448,644)      ($9,357,119)    ($12,394,935)
Adjustments to reconcile net loss to net cash used in
operating activities:

   Depreciation...........................................            730,330         1,061,294          781,445
   Patent expense.........................................             15,999            16,000          213,358
   (Gain) loss on sale of securities available for sale...               (765)           50,036         (324,534)
   Gain on sale of property & equipment...................            (58,643)                0                0
   Stock grants and restricted stock grants...............            226,366           259,000           32,634
   Compensation expense on stock options..................                  0           (58,101)          69,657
   Changes in assets and liabilities:

     Increase in inventories..............................         (1,330,585)         (596,740)               0
     (Increase) decrease in other current assets..........            (44,554)          158,536          (16,892)
     (Increase) decrease in insurance receivable..........                  0         3,000,000       (3,000,000)
     Increase (decrease) in accounts payable..............           (131,079)         (343,855)         385,232
     Increase (decrease) in accrued liabilities...........           (309,247)           92,438         (406,502)
     Increase (decrease) in litigation settlement payable.                  0        (7,750,000)        7,750,000
     Decrease in deferred income..........................                  0                 0         (340,344)
     Increase (decrease) in deferred lease payments.......              9,907           (59,024)         (13,831)
     Decrease in deferred sales tax.......................                  0           (23,682)         (28,862)
                                                              ---------------- ----------------- ----------------
   Net cash used in operating activities..................         (7,340,915)      (13,551,217)      (7,293,574)
                                                              ---------------- ----------------- ----------------
FINANCING ACTIVITIES

   Proceeds from issuance of stock - net..................                  0           110,444           27,423
                                                              ---------------- ----------------- ----------------
   Net cash provided by financing activities..............                  0           110,444           27,423
                                                              ---------------- ----------------- ----------------
INVESTING ACTIVITIES

   Purchase of property and equipment.....................           (586,740)       (1,739,875)               0
   Sale of property and equipment.........................            171,671                 0                0
   Purchase of securities available-for-sale..............        (45,652,513)     (171,186,634)    (142,491,420)
    Proceeds from sale or maturity of securities
      available for sale..................................         54,832,146       182,152,417      129,528,389
    Patents reimbursements................................                  0                 0            5,000
    Increase in other assets..............................          (225,000)                 0                0
                                                              ---------------- ----------------- ----------------
    Net cash provided by (used in) investing activities...          8,539,564         9,225,908     (12,958,031)
                                                              ---------------- ----------------- ----------------
NET INCREASE IN CASH AND CASH EQUIVALENTS                           1,198,649       (4,214,865)     (20,224,182)

CASH AND CASH EQUIVALENTS

  AT BEGINNING OF PERIOD                                            1,804,875         6,019,740       26,243,922
                                                              ---------------- ----------------- ----------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                         $3,003,524        $1,804,875       $6,019,740
                                                              ---------------- ----------------- ----------------
                                                              ---------------- ----------------- ----------------

See notes to financial statements

                               ProCyte Corporation
                       Statements of Stockholders' Equity

                                                   Common Stock          Additional
                                              ------------------------    Paid-in      Accumulated     Unearned
                                                Shares     Par Value      Capital        Deficit     Compensation      Total
                                              ------------ ----------- -------------- ------------- -------------- ------------
Balance, January 1, 1995....................   12,920,296    $129,203    $82,292,913  $(34,118,285)    $(154,056)  $48,149,775

Exercise of stock options...................      198,199       1,982         25,441                                    27,423
Hymedix restricted stock released...........       12,600         126         32,508                                    32,634
Amortization of unearned compensation.......                                                              69,657        69,657
Net loss....................................                                          (12,394,935)                 (12,394,935)
                                              ------------ ----------- -------------- ------------- -------------- ------------
Balance, December 31, 1995                     13,131,095     131,311     82,350,862  (46,513,220)       (84,399)   35,884,554
                                              ------------ ----------- -------------- ------------- -------------- ------------
Exercise of stock options...................       46,463         465        109,978                                   110,443
Hymedix restricted stock released...........      100,000       1,000        258,000                                   259,000
Cancel compensatory stock option grants.....                                (142,500)                                 (142,500)
Amortization of unearned compensation.......                                                               84,399       84,399
Net loss....................................                                           (9,357,119)                  (9,357,119)
                                              ------------ ----------- -------------- ------------- -------------- ------------
Balance, December 31, 1996..................   13,277,558     132,776     82,576,340  (55,870,339)              0   26,838,777
                                              ------------ ----------- -------------- ------------- -------------- ------------
Hymedix restricted stock released...........       87,400         874        225,490                                   226,364
Net loss....................................                                           (6,448,644)                  (6,448,644)
                                              ------------ ----------- -------------- ------------- -------------- ------------
Balance, December 31, 1997..................   13,364,958    $133,650    $82,801,830  ($62,318,983)            $0  $20,616,497
                                              ------------ ----------- -------------- ------------- -------------- ------------
                                              ------------ ----------- -------------- ------------- -------------- ------------

See notes to financial statements

                               ProCyte Corporation
                          Notes to Financial Statements

Note 1. Description of Business and Summary of Significant Accounting Policies

Nature of Operations

         ProCyte Corporation ("ProCyte" or the "Company") is a healthcare products company engaged in the discovery, development and commercialization of a new class of wound care products incorporating the Company's proprietary copper- peptide technology and other wound care technologies.

         ProCyte commenced operations on September 22, 1986 (inception). Since that time, the Company's research and development programs have focused principally on wound healing and tissue repair applications with its topically administered copper-peptide compounds. In November 1995, the Company acquired certain rights to a polymer technology for use in wound care applications.

         The Company launched its first commercial product, Iamin-Registered Trademark- Hydrating Gel, in June 1996. Additional wound care product lines were launched throughout 1997, including OsmoCyte-Registered Trademark- Pillow Wound Dressings (which incorporate the Company's licensed polymer technology); Iamin-Registered Trademark- Wound Cleanser; a line of transparent film dressings; and several products under the GraftCyte-TM- brand name for application following hair restoration surgery. The Company also concurrently markets several of its products to the veterinary market under the Iamin-Registered Trademark- Vet and OsmoCyte-Registered Trademark- brand names. Additional product launches are expected in 1998.

         In December 1997, the Company signed an exclusive distribution agreement with the Bard Medical Division ("Bard") of C.R. Bard, Inc. Bard will be the exclusive supplier of the Company's wound care products into the hospital, nursing home, and extended care markets in the United States and Canada. The Company retains the rights to distribute its wound care products independently or with other partners to different market segments, including the cosmetic surgery market, the hair restoration market, the dermatology market, the retail cosmetic market, the veterinary market, and the international market outside of the United States and Canada.

         Most of the Company's products are sold as medical devices requiring FDA regulatory clearance. None of the Company's products have clearance to be sold as prescription drugs in the United States or elsewhere.

         The Company maintains a manufacturing plant at its Redmond, Washington facility. The manufacturing facility includes a small-scale chemical plant that produces the Company's copper-peptide compounds. It also includes a processing facility for the Company's polymer-based OsmoCyte-Registered Trademark-products. Additional product manufacturing services are out-sourced to independent suppliers. The Company also provides contract manufacturing services to companies in the pharmaceutical, biotechnology, and related industries in order to more fully utilize its existing facility's capacity.

         The Company has a total investment of approximately $6.1 million ($5.2 million net book value) in its manufacturing facility, including capital equipment and leasehold improvement construction costs. At this time, management believes that the cost of the facility will be recovered from the processing of current and anticipated bulk substance requirements for product sales, and from performing contract manufacturing services.

         To date, the Company's revenues have principally been from interest income, research fees, license fees, and fees for performance of contract manufacturing services. For the year ended December 31, 1997, revenues generated from product sales totaled approximately $184,000. From inception through December 31, 1997, the Company incurred expenses for, among other things, research, development, administration, and settlement of litigation that resulted in an accumulated deficit of approximately $62.3 million. Further expenditures will be required for development, regulatory submissions, marketing and manufacturing for the Company's existing products and product candidates. There can be no assurance that the Company will be able to generate sufficient product sales to achieve a profitable level of operation.

         As of December 31, 1997, the Company had cash, cash equivalents and securities available for sale of $12.9 million which management believes will be sufficient to fund its planned operating losses and other cash requirements for at least the next year.

         The Company was in development stage at December 31, 1996. During 1997, the Company substantially completed its initial product development activities and commenced its planned principal operations. Accordingly, the Company's Statements of Operations, Statements of Cash Flows, and Statements of Stockholders' Equity no longer show inception-to-date information.

Summary of Significant Accounting Policies

Revenue recognition

         Product revenues are recognized when products are shipped, and contract manufacturing revenues are recognized when services are performed. Development revenues under collaborative agreements and nonrefundable license fees are recognized when earned for the performance of research activities under contract terms.

         During 1997 and 1996, one customer accounted for approximately 34% and 10%, respectively, of contract manufacturing revenue. In February 1998, the Company learned that this customer would face an indefinite delay in receiving FDA clearance for its products. It is uncertain whether this client will provide significant revenues to the Company in 1998 and beyond.

Research and development

         Research and development costs are expensed as incurred. The Company enters into contracts with outside laboratories for certain clinical, biocompatibility, and toxicology studies. Payment for such contracts are typically made in installments at the initiation, completion and other specified stages of the studies. The Company recognizes the expenses associated with these contracts when the related services are performed.

Inventories

         Inventories are stated at the lower of cost, as determined by the first in, first out method, or market, and consist of materials, work-in-process, and finished goods as follows:


                                                 1997             1996
                                           ---------------  ----------------
Raw materials...........................       $371,313        $ 99,698
Work in process.........................      1,440,215         316,848
Finished goods..........................        495,797         180,194
Reserve for surplus/obsolete inventory..       (380,000)             --
                                           ---------------  ----------------
Total...................................     $1,927,325        $596,740
                                           ---------------  ----------------
                                           ---------------  ----------------


         During the fourth quarter of 1997, the Company established a reserve for surplus and obsolete inventory of $380,000, based upon review of quantities and forecasted needs of individual items included within raw materials, work-in-process and finished goods.

Depreciation and amortization

         Equipment is depreciated using accelerated methods over the estimated useful lives of the related assets, ranging from 5 to 20 years. Leasehold improvements are amortized over the term of the facility lease (See Note 5).

Long-lived assets

         In accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed of, the Company periodically reviews long-lived assets, including intangible assets, for impairment to determine whether events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable and that adjustments might accordingly be necessary. No loss provisions have been required to date.

Patents and amortization

         Patent application costs are amortized on a straight-line basis over 17 years from the date the related U.S. patents are issued. Application costs for abandoned patents are expensed in the period abandoned.

         Beginning in fourth quarter 1992, the Company changed its accounting policy to capitalize only those recoverable patent costs that relate to indications for which licensing agreements have been in place. As a result, in the fourth quarters of 1992 and 1995, the Company recorded non-cash write-downs of $378,615 and $200,760, respectively, for previously capitalized patent costs that do not meet the above criteria. No additional patents were capitalized in 1997.

Net loss per common share

         In 1997 the Company adopted SFAS No. 128, Earnings per Share. Adoption of this standard had no significant effect on previously reported loss per share for 1995, 1996 and 1997.

         Net loss per common share is based upon the weighted average number of common shares outstanding. Common stock equivalents include shares issuable upon the exercise of stock options and assignment of shares granted to Hymedix International, Inc. (see Note 3). However, only the vested portion of the shares granted is considered in the computation of the net loss per common share as the remaining shares would have an anti-dilutive effect.

Federal income taxes

         The Company accounts for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes. The Company has provided a full valuation allowance for tax benefits of net operating losses and research and development tax credit carry forwards.

Cash equivalents

         The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents. Such investments are primarily in a United States Treasury money market fund.

Securities available for sale

         The Company's investments, consisting of U.S. Treasury notes and bills and investment-grade commercial paper, are all classified as "available for sale" and are stated at fair value, with valuation adjustments recorded directly to equity, if significant. Fair value is based upon quoted market prices and approximates cost as of December 31, 1997 and 1996. For purposes of computing realized gains and losses, the specific identification method is used to determine the cost of investments sold.

Stock options

         In 1996, the Company implemented SFAS No. 123, Accounting for Stock-Based Compensation. The statement defines a fair value method of accounting for an employee stock option or similar equity instrument and encourages, but does not require, adoption of that method. Under SFAS No. 123 certain disclosures about stock-based compensation arrangements are made regardless of the method used to account for them. As permitted by SFAS No. 123, the Company continues to follow the existing accounting requirements for stock options and stock-based awards contained in APB Opinion No. 25, Accounting for Stock Issued to Employees.

Use of estimates in financial statements

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. At December 31, 1997, the most significant such estimate relates to the allowance for surplus and obsolete inventory. It is reasonably possible that actual losses may differ from the estimate.

Note 2. Investments

         At December 31, 1997 and 1996, the Company's investments consisted primarily of U.S. Treasury notes and bills and investment-grade commercial paper. All investments are classified as "available for sale." At December 31, 1997, the amortized cost and estimated market value for investments maturing in one year or less was $6,884,238 and those maturing in one through five years was $2,978,855. Unrealized gains or losses at December 31, 1997, 1996 and 1995 were insignificant. Realized gains (losses) from sales of investments during 1997, 1996 and 1995 were $765, ($50,036) and $324,534, respectively.

Note 3. Collaborative Agreements

         The Company earned revenue under collaborative agreements as follows:

                                        Year ended December 31,
                              -----------------------------------------------
                                 1997            1996             1995
                              ------------- ---------------- ----------------
R&D Funding:
   Kaken Pharmaceutical.....      $0                  $0         $690,345
   Kissei Pharmaceutical....       0                   0          750,000

Cost Reimbursement:
   Kaken Pharmaceutical.....       0                   0            3,027
   Kissei Pharmaceutical....       0                   0           92,944

License Fees................       0             900,000                0
                              ------------- ---------------- ----------------
Total.......................      $0            $900,000       $1,536,316
                              ------------- ---------------- ----------------
                              ------------- ---------------- ----------------


Hymedix International, Inc.

         In November 1995, the Company entered into a license agreement with Hymedix International, Inc. ("Hymedix"). Under the agreement, the Company acquired from Hymedix an exclusive license to make, have made, use and sell products for the wound care field using Hymedix's HYPAN polymer technology. The agreement gave the Company exclusive worldwide rights, outside Asia, to five wound care products that have received market clearance from the United States Food and Drug Administration.

         In November 1997, the Company renegotiated the license agreement with Hymedix. The Company retained a full license to certain of the Hymedix patents and technology in exchange for a one-time payment of $125,000, and the delivery of certain polymer raw materials to Hymedix, the value of which was not considered significant. The Company was relieved of its obligation to make future milestone payments totaling $2,000,000, as well as royalty payments from product sales. As a result, the Company made a fourth quarter adjustment of $375,000 to reverse a previously accrued liability for such obligations. As part of the renegotiated agreement, the Company relinquished the rights to certain products that it had no plans to market. (Also see Note 7.)

Kissei Pharmaceutical Co., Ltd.

         In November 1993, the Company entered into a strategic alliance with Kissei Pharmaceutical Co., Ltd. ("Kissei"). Under the terms of the agreement, the Company granted Kissei an exclusive license to make, have made, use and sell the Company's Iamin-Registered Trademark- compound in Japan, China, Korea and Taiwan for topical wound healing applications, including chronic human dermal wounds such as diabetic, venous stasis or pressure ulcers, surgical wounds and burns.

         On March 7, 1997, the Company received notice from Kissei that it was terminating the agreement. The Company regained the exclusive license rights for its copper-peptide products in Japan, China, Korea and Taiwan for topical wound healing applications. All previous funding obligations were satisfied and no payments were required as a result of the termination.

Kaken Pharmaceutical Co., Ltd.

         In December 1992, the Company entered into an agreement with Kaken Pharmaceutical Co., Ltd. ("Kaken") for developing and marketing hair growth products in Asia based on the Company's technology. The agreement gave Kaken exclusive license rights for copper-peptide hair growth and hair loss prevention products in Asian countries.

         On January 31, 1996, the Company's license agreement with Kaken was terminated. The Company regained the exclusive license rights for its copper-peptide hair growth and hair loss prevention products in Asian countries. In 1995, Kaken satisfied all of its research and development funding and cost reimbursement obligations under the agreement, and no payments were required as a result of this termination.

Note 4. Federal Income Taxes

         The following is a summary of the components of deferred taxes (in millions) at December 31, 1997 and December 31, 1996:

                            1997      1996
                        ----------  ---------
Deferred Tax Asset....   $ 22.6      $  18.4
Valuation Allowance...    (22.6)       (18.4)
                        ----------  ---------
Total                    $  0.0      $   0.0
                        ----------  ---------
                        ----------  ---------


         At December 31, 1997, the Company's deferred tax asset relates to net operating losses and research and development tax credit carry forwards of approximately $60.2 million and $1.5 million, respectively, which are scheduled to expire from 2000 to 2010. As a result of issuing common stock subsequent to inception, the Company's ability to use these net operating losses and tax credit carry forwards in the future will be subject to limitations under Internal Revenue Code Section 382. A full valuation allowance has been recorded since realization of this deferred tax asset is not reasonably assured.

Note 5. Lease Commitments

         The Company presently leases approximately 33,000 square feet of manufacturing, warehouse, laboratory, and administrative space in Redmond, Washington under a lease executed in August 1993, as amended in January 1994 and again in March 1997. Prior to the second amendment to the lease in March 1997, the Company leased approximately 16,000 square feet of manufacturing space at the facility. The amended lease provided an additional 17,000 square feet, which allowed the Company to consolidate all of its manufacturing, research, and administrative functions into one location in July 1997. As amended, the lease term extends 120 months from July 1, 1997 through June 30, 2007, and contains a renewal option for the Company to extend the original term by an additional five years.

         On June 30, 1997, the Company terminated a lease for approximately 28,000 square feet of laboratory and administrative space in Kirkland, Washington. No early termination fee was incurred by the Company as a result of the Kirkland lease termination.

         Future minimum annual lease payments on the total leased space of approximately 33,000 square feet are as follows:

     1998..............  $  299,034
     1999..............     387,378
     2000..............     401,053
     2001..............     419,232
     2002..............     406,584
                         ----------
                         ----------
     Thereafter........   1,843,608
                         ----------

     Total.............  $3,756,889
                         ----------
                         ----------

         Rent expense in 1997, 1996 and 1995 was $550,333, $519,629, and
$536,212, respectively.

Note 6. Legal Proceedings

         In May 1997, the Company received a negotiated final settlement payment of $400,000 from one of its insurance carriers resulting from the 1996 settlement of the shareholder lawsuit filed against the Company and certain of its officers and directors in October 1994. In 1995, the Company accrued the then tentative liability to stockholders of $4.75 million, net of a related insurance claim receivable of $3.0 million, related to settlement of the suit. At December 31, 1996, the Company had provided a full valuation allowance for the remaining $1.0 million insurance claim receivable from an insurance carrier that had denied coverage. The $400,000 payment in 1997 was in settlement of this claim. The provision for litigation settlement and related insurance claims and settlements are reported as "litigation settlement" in the Statement of Operations.

Note 7. Stockholders' Equity

Common stock

         On November 15, 1995, the Company issued 200,000 shares of its common stock to Hymedix International, Inc. pursuant to a stock purchase agreement. These shares were subject to forfeiture under certain conditions and were held in escrow by the Company and released to Hymedix over a two-year period in four equal installments of 50,000 shares each. The stock is subject to SEC Rule 144 restrictions and has piggyback registration rights for a limited period of time. The Company released 100,000 of these shares to Hymedix in 1996 with the final two installments of 50,000 shares each released to Hymedix in May 1997 and November 1997. Other than these shares released to Hymedix, no shares of common stock were issued or released during 1997.

Stock options

         The Company has stock option plans for directors, officers, employees and consultants that provide for grants of nonqualified and incentive stock options. Options generally are granted at fair market value, expire between five and ten years from grant date and vest ratably over three to five years.

         The following table summarizes information about stock option activity in 1997, 1996 and 1995.



                                              1997                      1996                       1995
                                    ------------------------- -------------------------- --------------------------
                                                  Wtd. Avg.                  Wtd. Avg.                  Wtd. Avg.
                                      Shares     Exer. Price     Shares     Exer. Price     Shares     Exer. Price
                                    ----------- ------------- ------------ ------------- ------------ -------------
Outstanding, beginning of year....   1,442,193      $3.50      1,536,957       $4.44      1,412,710        $4.63
Granted...........................     415,500      $1.57        402,000       $2.94        479,500        $2.90
Exercised.........................           -       -           (46,463)      $2.38       (203,880)       $0.22
Canceled or expired...............    (553,319)     $3.46       (450,301)      $6.34       (151,373)       $7.20
Outstanding, end of year..........   1,304,374      $2.94      1,442,193       $3.50      1,536,957        $4.44
Exercisable, end of year..........     675,044                   742,383                    705,788

         As required by SFAS 123, the Company has determined the fair value of stock options granted during 1997, 1996 and 1995 using the Black-Scholes option pricing model and the following assumptions:

                                                  1997          1996          1995
                                              ----------- ------------- --------------
      Risk-free interest rate...............       4.99%        5.88%         5.75%
      Expected option life (years)..........       5.81         5.81          5.81
      Dividend yield........................       0.00         0.00          0.00
      Expected volatility...................        117%          79%           47%


         The weighted average fair value of options granted during 1997 and 1996 was approximately $1.35 and $2.04, respectively. The effect on net loss had the Company elected to adopt the measurement provisions of SFAS 123 would have been an increase in the net loss for the periods ending December 31, 1997, 1996 and 1995, respectively, by $596,401 to $7,045,045, by $552,913 to $9,910,032, and by
$318,632 to $12,713,567.

On a proforma basis, net loss per share would have increased by $0.05 to $0.53, by $0.04 to $0.75, and by $0.02 to $0.97, respectively.



Note 8.  Benefit Plans

         On April 1, 1991, the Company adopted the 1991 ProCyte Corporation Profit Sharing and Salary Deferral 401(k) Plan (the "401(k) Plan"). The 401(k) Plan is funded by voluntary employee pretax salary deferrals, to the extent permitted under law, and provides for employer matching contributions, at the discretion of the Board of Directors. No employer contribution has been made since adoption of the 401(k) Plan.

Note 9. Subsequent Event

         On March 1, 1998, the Company signed a non-binding letter of intent to purchase the assets of a privately owned company involved in the distribution of skin health products. The transaction is contingent upon satisfactory completion of due diligence and execution of a final purchase agreement. The tentative purchase price is $3.0 million in equal amounts of cash and stock. Upon, among other things, satisfactory completion of due diligence, execution of a final purchase agreement, and satisfaction of all other closing contingencies, management expects the transaction to close in the second quarter of 1998.

                               ProCyte Corporation
                          Independent Auditors' Report

Board of Directors
ProCyte Corporation
Redmond, Washington

         We have audited the accompanying balance sheets of ProCyte Corporation as of December 31, 1997 and 1996, and the related statements of operations, cash flows, and stockholders' equity for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, such financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

DELOITTE & TOUCHE LLP

/s/ Deloitte & Touche LLP

Seattle, Washington
March 25, 1998

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

         Not applicable.


                                     PART III

         The information required under Part III, Items 10, 11, 12, and 13, is included in the Company's Proxy Statement relating to the Company's annual meeting of shareholders, and is incorporated herein by reference. Such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company's fiscal year end, December 31, 1997.


                                      PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

a.       List of documents filed as part of this report:

         (1) Financial Statements and Supplementary Data - Reference is made to the Index to Financial Statements and Schedules under
                  Item 8 in Part II hereof, where such documents are listed.

         (2)      Exhibits - see (c) below

b.       Reports on Form 8-K

         None

c.       Exhibits



Exhibit      Description                                                                                  Note
-------      -------------------------------------------------------------------------------------------  ----
3.1          Restated Articles of Incorporation of the Registrant                                           A
3.2          Restated Bylaws of the Registrant                                                              A
10.1*        1987 Stock Benefit Plan of ProCyte Corporation                                                 A
10.2*        ProCyte Corporation 1989 Restated Stock Option Plan                                            B
10.3*        ProCyte Corporation 1991 Restated Stock Option Plan for Nonemployee Directors and
             amendments thereto                                                                             D
10.4+        Teachers Insurance & Annuity Association Lease dated as of October 1, 1993 and second
             amendment thereto dated February 28, 1997                                                      D
10.5*        1996 Stock Option Plan                                                                         D
10.6*        Consulting and Separation Agreement for Mr. Joseph Ashley                                      D
10.7*        Change of Control Agreement for Ms. Karen L. Hedine                                            C
10.8*        Change of Control Agreement for Mr. John F. Clifford                                           D
10.9*        Form of Indemnity Agreement dated February 23, 1995 between the Registrant and each of
             Mr. Ashley, Dr. Blake, Ms. Hedine, Mr. Patterson, Mr. Tierney, Mr. Clifford, Mr. Green
             and Mr. Sullivan                                                                               C
10.10*       Form of Severance Agreement for Ms. Karen Hedine, Mr. Kenneth Green and Mr. John Clifford      D
10.11*       Part-time Employment and Separation Agreement for Ms. Karen L. Hedine                          E
10.12+       Distribution & License Agreement dated December 12, 1997 between the Registrant and Bard
             Medical Division                                                                               E
13.1         1997 Annual Report to Shareholders                                                             E
23.1         Consent of Deloitte & Touche LLP                                                               E
27.1         Financial Data Schedule                                                                        E

--------------------------

*   Management contract or compensatory plan or arrangement.

+ Confidential treatment has been granted or requested with respect to portions of this exhibit.

A. Incorporated by reference to the Registrant's Registration Statement of Form S-1 (No. 33-31353).

B. Incorporated by reference to the Registrant's Registration Statement of Form S-1 (No. 33-46364).

C. Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994.

D. Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1996.

E.  Filed herewith.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                  PROCYTE CORPORATION
                                                     (REGISTRANT)

                             By:              /s/ John F. Clifford
                                ------------------------------------------------
Date:       March 31, 1998                        John F. Clifford
                                         President and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


       Name                              Title                        Date
------------------------  -------------------------------------  ---------------


/s/ Jules Blake
------------------------  Director                               March 31, 1998
Jules Blake, Ph.D.


/s/ John F. Clifford      President and Chief Executive Officer  March 31, 1998
------------------------  (Principal Executive Officer and
John F. Clifford          Principal Financial Officer)


/s/ Robert E. Patterson
------------------------  Director                               March 31, 1998
Robert E. Patterson


/s/ William M. Sullivan
------------------------  Director                               March 31, 1998
William M. Sullivan


/s/ Thomas E. Tierney
------------------------  Chairman of the Board                  March 31, 1998
Thomas E. Tierney


/s/ Jon Sortland          Manager of Finance                     March 31, 1998
------------------------  (Principal Accounting Officer)
Jon Sortland
