Form 10-Q
period 1998-03-31
PROCYTE CORP /WA/
filed 1998-05-15
CIK 856072

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934.


                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

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

                                Yes [X]  No [_]

As of April 30, 1998, there were issued and outstanding 14,423,393 shares of common stock, par value $.01 per share.

                              PROCYTE CORPORATION

                                     INDEX

PART I  -  FINANCIAL INFORMATION.....................................................................    3

 Item 1.  Financial Statements.......................................................................    3
   Balance Sheet-As of March 31, 1998 and December 31, 1997 (unaudited)..............................    3
   Statements of Operations-Three months ended March 31, 1998 and 1997 (unaudited)...................    4
   Statements of Cash Flows -Three months ended March 31, 1998 and 1997 (unaudited)..................    5
   Statement of Stockholders' Equity (unaudited).....................................................    6
   Notes to Financial Statements (unaudited).........................................................    7
 Item 2.  Management's Discussion and Analysis of Financial Condition and  Results of Operations.....    9
 Item 3.  Quantitative and Qualitative Disclosures about Market Risk.................................   18

PART II - OTHER INFORMATION..........................................................................   18

 Item 1.  Legal Proceedings..........................................................................   18
 Item 4.  Submission of Matters to a Vote of Security Holders........................................   18
 Item 6.  Exhibits and Reports on Form 8-K...........................................................   18

SIGNATURES...........................................................................................   19

EXHIBIT INDEX........................................................................................   20

                       PART I  -  FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

     BALANCE SHEET-AS OF MARCH 31, 1998 AND DECEMBER 31, 1997 (UNAUDITED)


                                                                        March 31,1998           Dec 31, 1997
                                                                 -----------------------------------------------
ASSETS
CURRENT ASSETS
  Cash and cash equivalents......................................            $  4,896,987           $  3,003,524
  Securities available for sale..................................               6,913,139              9,863,093
  Inventories....................................................               1,944,267              1,927,325
  Other..........................................................                 460,656                363,134
                                                                 -----------------------------------------------
                                             TOTAL CURRENT ASSETS              14,215,049             15,157,076
PROPERTY AND EQUIPMENT, AT COST
  Equipment......................................................               2,507,184              2,484,535
  Leasehold improvements.........................................               5,513,850              5,513,850
  Improvements in progress.......................................                   9,419                      0
  Less accumulated depreciation and amortization.................              (2,563,286)            (2,394,562)
                                                                 -----------------------------------------------
                                      PROPERTY AND EQUIPMENT, NET               5,467,167              5,603,823

PATENTS, AT COST                                                                  290,930                290,930
  Less accumulated amortization..................................                (129,269)              (125,269)
                                                                 -----------------------------------------------
                                                     PATENTS, NET                 161,661                165,661

OTHER                                                                             384,399                384,399
                                                                 -----------------------------------------------
                                                     TOTAL ASSETS            $ 20,228,277           $ 21,310,959
                                                                 ===============================================
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable...............................................            $    203,551           $    203,764
  Accrued liabilities............................................                 351,149                470,643
                                                                 -----------------------------------------------
                                        TOTAL CURRENT LIABILITIES                 554,700                674,407

DEFERRED LEASE PAYMENTS                                                           105,687                 20,055

STOCKHOLDERS' EQUITY
  Preferred stock $01 par value: 2,000,000 shares authorized; no
   shares issued or outstanding..................................                       0                      0
  Common stock $01 par value: 30,000,000 shares authorized;
   shares issued and outstanding 13,364,958 - Dec 31, 1997 and
   13,364,958 -March 31, 1998....................................                 133,650                133,650
  Additional paid-in capital.....................................              82,801,832             82,801,830
  Deficit accumulated during the development stage...............             (63,367,591)           (62,318,983)
                                                                 -----------------------------------------------
                                       TOTAL STOCKHOLDERS' EQUITY              19,567,891             20,616,497
                                                                 -----------------------------------------------
                        TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY           $ 20,228,277           $ 21,310,959
                                                                 ===============================================

                       See notes to financial statements

STATEMENTS OF OPERATIONS-THREE MONTHS ENDED MARCH 31, 1998 AND 1997 (UNAUDITED)

                                                                  THREE MONTHS ENDED MARCH 31,
                                                                   1998                  1997
                                                               ---------------------------------
REVENUES
  Product sales............................................    $   236,460           $    29,554
  Contract manufacturing...................................         26,363               379,541
                                                               -----------           -----------
  TOTAL REVENUE............................................        262,823               409,095

OPERATING EXPENSES
  Cost of product sales....................................        127,543                11,765
  Research & development...................................        542,281             1,265,106
  General & administrative.................................        817,860             1,323,081
                                                               -----------           -----------
  TOTAL COSTS AND EXPENSES.................................      1,487,683             2,599,952

OPERATING LOSS............................................      (1,224,860)           (2,190,857)

OTHER INCOME
  Interest income..........................................        176,253               263,582
  Other income.............................................              0                     0
                                                               -----------           -----------
  TOTAL OTHER INCOME.......................................        176,253               263,582
                                                               ---------------------------------

NET LOSS..................................................     $(1,048,607)          $(1,927,275)

Net loss per common share.................................          $(0.08)               $(0.15)

Weighted average number of common shares used in
 computing net loss per common share......................      13,364,958            13,290,058

                       See notes to financial statements

STATEMENTS OF CASH FLOWS -THREE MONTHS ENDED MARCH 31, 1998 AND 1997 (UNAUDITED)

                                                                         Three months ended March 31,
OPERATING ACTIVITIES                                                       1998                  1997
                                                                   -------------------------------------
NET LOSS                                                               ($1,048,607)          ($1,927,275)
  Adjustments to reconcile net loss to net cash used in
   operating activities:
  Depreciation.....................................................        168,723               166,607
  Patent expense...................................................          4,000                 3,999
  (Gain) loss on sale of securities available for sale.............                                   92
  Stock grants and Restricted Stock grants.........................                               64,750
  Changes in assets and liabilities:
  (Increase) decrease in inventories...............................        (16,942)             (140,266)
  (Increase) decrease in other current assets......................        (19,447)             (405,331)
  Increase (decrease) in accounts payable..........................           (213)              (25,057)
  Increase (decrease) in accrued liabilities.......................       (119,494)              276,789
  Increase (decrease) in deferred lease payments...................         85,632                (5,006)
                                                                   -------------------------------------
                              NET CASH USED IN OPERATING ACTIVITIES       (946,348)           (1,990,698)
                                                                   -------------------------------------

FINANCING ACTIVITIES
  Proceeds from issuance of stock - net............................              0                     0
  Proceeds from borrowings.........................................              0                     0
                                                                   -------------------------------------
                          NET CASH PROVIDED BY FINANCING ACTIVITIES              0                     0
                                                                   -------------------------------------
INVESTING ACTIVITIES
  Purchase of property and equipment...............................        (32,067)              (72,572)
  Purchase of securities available-for-sale........................              0           (15,656,243)
  Proceeds from sale or maturity of securities available for sale..      2,949,954            17,830,071
  Other............................................................        (78,076)             (225,000)
                                                                   -------------------------------------
                              NET CASH USED IN INVESTING ACTIVITIES      2,839,811             1,876,257
                                                                   -------------------------------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                1,893,463              (114,441)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                         3,003,524             1,804,875
                                                                   -------------------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                            $  4,896,987          $  1,690,434
                                                                   =====================================

                       See notes to financial statements

                 STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)

                                   COMMON STOCK               ADDITIONAL
                            ---------------------------        PAID-IN         ACCUMULATED
                              SHARES          PAR VALUE        CAPITAL           DEFICIT              TOTAL
                            ==================================================================================
Balance, Dec. 31, 1997      13,364,958         $133,650      $82,801,830      ($62,318,983)        $20,616,497
                            ----------------------------------------------------------------------------------
Net loss                                                                        (1,048,607)         (1,048,607)
                            ----------------------------------------------------------------------------------
Balance, March 31, 1998     13,364,958         $133,650      $82,801,832      ($63,367,590)        $19,567,891
                            ==================================================================================

See notes to financial statements

                              PROCYTE CORPORATION
                         (a development stage company)
                   NOTES TO FINANCIAL STATEMENTS (UNAUDITED)


1.   BASIS OF PRESENTATION

     The accompanying unaudited Financial Statements of ProCyte Corporation ("ProCyte" or the "Company") for the three-month periods ended March 31, 1998 and 1997, have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Pursuant to such rules and regulations, the Financial Statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Accordingly, this financial information should be read in conjunction with the complete Financial Statements, including the notes thereto and the auditors' opinion, which are included in the Company's Annual Report Form 10-K for the year ended December 31, 1997. In the opinion of management, all material adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Interim results are not necessarily indicative of the results that may be expected for the year ending December 31, 1998.

2.   INVESTMENTS

     At March 31, 1998, the Company's investments consisted entirely of U.S. Treasury bills & notes, U.S. Agency securities, and investment-grade commercial paper. All investments are classified as "available for sale." At March 31, 1998, the amortized cost and estimated market value for investments maturing in one year or less was $3,934,284, and for those maturing in one through five years was $2,978,855. There were no gross realized or unrealized gains or losses on investments at March 31, 1998.

3.   INVENTORIES

     Inventories consist of raw materials, work in process and finished goods, and are accounted for at the lower of cost or market. As of March 31, 1998, finished goods inventory was valued at $521,941, and raw materials and work-in-process inventory was valued at $1,422,326.

4.   STOCKHOLDERS' EQUITY

     Information relating to stock options granted, exercised, canceled and currently exercisable is as follows:


                                           SHARES SUBJECT      WEIGHTED AVERAGE
                                             TO OPTION          EXERCISE PRICE
                                           ====================================
Balance, January 1, 1997..............        1,442,193             $3.50
  Granted.............................          140,500             $2.31
  Exercised...........................                0             $2.35
  Canceled............................          (79,833)            $2.73
                                           ------------------------------------
Balance, Mar 31, 1997.................        1,502,860             $3.44
                                           ====================================
Balance, January 1, 1998..............        1,304,374             $2.94
  Granted.............................          202,000             $1.47
  Exercised...........................                0             $0.00
  Canceled............................                0             $0.00
                                           ------------------------------------
Balance, Mar 31, 1998.................        1,506,374             $2.79
                                           ====================================
Currently exercisable.................          804,048             $3.54
                                           ====================================

     During the three-month period ended March 31, 1998, the Compensation Committee of the Board of Directors approved grants of incentive stock options and nonqualified stock options to employees and consultants to the Company under the Company's 1989 Restated Stock Option Plan to purchase 202,000 shares of common stock. All options are subject to vesting schedules.

5.   RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share," was recently issued and was effective for the Company's fiscal year ending December 31, 1997. This statement required a change in the presentation of earnings per share. Early adoption of this statement was not permitted. Management believes that the impact of the adoption of this statement on the financial statements, taken as a whole, is not material.

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

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion contains forward-looking statements that are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. The words "believe", "expect", "intend", "anticipate", variations of such words and similar expressions identify forward-looking statements, but their absence does not mean that the statement is not forward-looking. These statements are not guaranties of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. Factors that could affect the Company's actual results include, among other things, the availability of adequate funding, the availability of contract manufacturing opportunities, relationships with corporate collaborators, the progress and costs of preclinical studies and clinical trials, the recruitment of suitable patients, the timing of regulatory approvals, the rate of market acceptance of the Company's products, the availability of third-party reimbursement for the Company's products, the ability to obtain and defend patent and related future products and intellectual property rights and to market the Company's products and the status of competing products. See "Important Factors Regarding Forward-Looking Statements." Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. ProCyte undertakes no obligation to update publicly any forward-looking statement to reflect new information, events or circumstances after the date of this report or to reflect the occurrence of unanticipated events.

Corporate Overview

     For the first three months of 1998 ProCyte continued its marketing and development efforts for an array of wound care products. As the Company's product line has expanded, it has continued to focus its efforts on the specialty wound care sectors - marketing to dermatologists and plastic and cosmetic surgeons. During the first quarter, the Company introduced Complex Cu3(TM) Intensive Repair Creme, a product used to treat patients following chemical peels, dermabrasion and laser treatments. The Company's also began selling its Pillo(TM) Pro dressings which provide moisture absorption following liposuction procedures. Each year in the United States alone an estimated 400,000 such surgeries are performed.

     In December 1997, ProCyte entered into an exclusive distribution agreement with the Bard Medical Division ("Bard") of C.R. Bard, Inc. Bard is a newly formed division servicing the hospital, nursing home and extended care markets in the United States and Canada. ProCyte granted Bard the exclusive rights to distribute ProCyte's products for the wound care markets in these market sectors and regions. As partial consideration for this grant, Bard must make certain minimum purchases quarterly. ProCyte's Iamin(R) Hydrating Gel, Iamin(R) Wound Cleanser, and OsmoCyte(R) Pillow Wound Dressings became the first Company products to be added to the Bard sales effort. The Company shipped its first orders to Bard in January 1998.

     Sales of the Company's GraftCyte(TM) line of copper-peptide containing wound care products for use following hair restoration surgery continued to increase in the first quarter of 1998. An estimated 200,000 hair restoration procedures are performed annually in the United States. ProCyte is the first company to provide a line of products that address the importance of wound repair in the hair transplant process. The Company's GraftCyte(TM) products are promoted through specialty distributors.

Operating Losses

     The Company is engaged in the development of healthcare products utilizing copper-peptide containing and polymer-based compounds. Such research and development has historically been funded from the Company's equity-derived working capital and through corporate partnerships. The Company has incurred operating losses since its inception due to financial and regulatory requirements required to support research, development and clinical studies of its proprietary technology. At March 31, 1998, the Company's accumulated deficit was approximately $63.4 million. The Company expects to incur additional operating losses for a number of years until its product lines have been expanded and have achieved market acceptance.

Revenue

     For the three-month period ended March 31, 1998, ProCyte earned total operating revenue of approximately $263,000 from product sales and from performing contract manufacturing services. Comparable revenues were $410,000 for the three-month period ended March 31, 1997. The decrease in operating revenue was due to a decline in contract manufacturing revenue from $380,000 in 1998 to $26,000 in 1997. This decline resulted from the completion and conclusion of a contract manufacturing project in 1997 that did not carry over into 1998, and by product regulatory delays faced by one of the Company's largest contract manufacturing customers that has indefinitely delayed this customer's need for the Company's services.

     Revenue from product sales were approximately $236,000 for the quarter ended March 31, 1998, up from $30,000 for the quarter ended March 31, 1997. The increase was primarily a result of revenue from products launched in the 3rd and 4th quarters in 1997, especially products from the GraftCyte(TM) line, and from revenues from the initial shipments of various wound care products to Bard under the distribution agreement signed in 4th quarter 1997.

     Interest income was approximately $176,000 for the three-month period ended March 31, 1998, compared to $264,000 for the same period in 1997. The decrease in interest income was primarily a result of reduced funds available for investment.

Expenses

     Research and development expenses decreased to approximately $542,000 for the three-month period ended March 31, 1998, resulting primarily from the Company's planned expenditures for development of its wound care, skin and hair health product candidates. This compares to research and development expenses of $1,265,000 for the same three-month period in 1997. Expense reductions resulted from reduced staffing levels and from the completion of various research projects and studies. The Company anticipates that expenditures for research and development will remain at or near current levels.

     General and administrative expenses decreased to approximately $818,000 for the three-month period ended March 31, 1998, compared to $1,324,000 for the same period in 1997. The decrease in general and administrative expenses was planned and were primarily related to reduced staffing levels and from savings resulting from the consolidation of the Company's facilities in the 3rd quarter of 1997. The Company anticipates that expenditures will remain at or near current levels as a result of planned levels of operations.

Liquidity and Capital Resources

     The Company relies primarily on equity financings, contract manufacturing fees, interest income, product sales and corporate partnerships to fund its operations and capital expenditures. At March 31, 1998, the Company had approximately $11.8 million in cash, cash equivalents and securities available for sale, as compared to $12.9 million at December 31, 1997. The decrease of $1.1 million was used primarily to fund ongoing operations. The Company expects that its cash needs will continue at similar levels in future periods.

     Through March 31, 1997, the Company has invested a total of approximately $1.6 million in laboratory and computer equipment, furniture and leasehold improvements. In addition, the Company has invested approximately $6.4 million in leasehold improvements and equipment for its manufacturing plant.

     Increases in inventory were anticipated and planned. For the quarter ending March 31, 1998, inventory rose by approximately $17,000, primarily as a result of the continued completion and stocking of certain finished products.

     The Company believes that its existing cash, cash equivalents, securities available for sale, and interest thereon, will be sufficient to meet its capital requirements at least through 1999. However, there can be no assurance that the underlying assumed levels of revenue and expense will prove accurate. Although the Company believes that its existing and potential products appear promising, it is unknown whether any of such products will prove commercially viable. In any event, substantial additional funds will be needed to commercialize existing products and to continue development of its potential products. The Company will depend upon equity financings, contract manufacturing fees, interest income, product revenues and funding from corporate partnerships to meet its future capital needs. There can be no assurance that such funds will be available as needed or on terms that are acceptable to the Company. If the Company is unable to obtain sufficient funds to satisfy its cash requirements, the Company will be required to delay, reduce or eliminate some or all of its research and development activities, clinical trials, and manufacturing and administrative programs, or dispose of assets or technology. See "Important Factors Regarding Forward-Looking Statements."

IMPORTANT FACTORS REGARDING FORWARD-LOOKING STATEMENTS

History of Operating Losses; Accumulated Deficit; Fluctuations in Future
Earnings

     ProCyte is a development stage company and has generated minimal revenues since inception. The Company launched its first product in 1996, launched additional wound care product lines in 1997 and expects further product launches in 1998; however, to date, the Company has generated only minimal revenues from product sales and there can be no assurance that the Company will be able to generate sufficient product sales to achieve a profitable level of operations. As of December 31, 1997, the Company's accumulated deficit was approximately $62.3 million. The

Company expects to incur substantial additional operating losses over at least the next several years and expects cumulative losses to increase substantially as it continues to expand its marketing and research and development activities. The Company's revenues have principally been from interest income, research fees, license fees and fees for performance of contract manufacturing services. The Company's ability to achieve a consistent, profitable level of operations is dependent in large part upon obtaining regulatory approvals for its products, successfully manufacturing and marketing its products, entering into agreements with corporate partners for distribution and commercialization of the Company's products and out-licensing of the Company's technology, of which there can be no assurance. In addition, payments under corporate partnerships and licensing arrangements, if any, will be subject to significant fluctuations in both timing and amounts. The time required to reach sustained profitability is highly uncertain, and there can be no assurance that the Company will be able to achieve profitability on a sustained basis, if at all. Moreover, if profitability is achieved, the level of profitability cannot be predicted and it may vary significantly from quarter to quarter.

Need for Additional Capital

     The Company expects negative cash flow from operations to continue for the foreseeable future. The Company will require substantial additional funds to conduct its marketing activities; to continue research and development; to conduct further preclinical studies and clinical trials; and to expand or enhance quality-control, regulatory, marketing, sales and administrative capabilities. The Company's future capital requirements will depend on numerous factors, including its efforts, and the efforts of its collaborative partners, to commercialize its products; continued scientific progress in the Company's research and development programs; the results of research and development activities; preclinical studies and clinical trials; relationships with existing and future corporate collaborators, if any; competing technological and market developments; the time and costs involved in obtaining regulatory approvals; the costs involved in filing, prosecuting and enforcing patent claims; the time and costs of commercialization activities; and other factors. As of December 31, 1997, the Company had cash, cash equivalents and securities available for sale of $12.9 million. The Company estimates that at its planned rate of spending, its existing cash, cash equivalents and securities available for sale and the interest income thereon will be sufficient to meet its capital requirements at least through 1999. There can be no assurance that the underlying assumed levels of revenue and expense will prove accurate. Whether or not these assumptions prove to be accurate, the Company will need to raise substantial capital to fund operations. The Company intends to seek additional funding through public or private financing, including equity financing, and through collaborative arrangements. Adequate funds for these purposes, whether obtained through financial markets or from collaborative or other arrangements with corporate partners or other sources, may not be available when needed or may not be available on terms favorable to the Company, if at all. If additional funds are raised by issuing equity securities, dilution to existing shareholders will result. In addition, in the event that additional funds are obtained through arrangements with collaborative partners, such arrangements may require the Company to relinquish rights to certain of its technologies or potential products that it would otherwise seek to develop or commercialize itself. If funding is insufficient at any time in the future, the Company may be required to delay, scale back or eliminate some or all of its marketing and research and development programs or to license third parties to commercialize products or technologies that the Company would otherwise seek to develop itself. Furthermore, the terms of any such license agreements might be less favorable than if the Company were negotiating from a stronger position. Moreover, if funding is insufficient at any time in the future, and the Company's existing funds are depleted, the Company may be required to cease operations.

Uncertainties Related to Contract Manufacturing Operations

     Since inception, a substantial portion of the Company's revenues have been derived from its contract manufacturing operations as the Company has sought to more fully utilize its existing facility's capacity while its own products were under development. For the foreseeable future, ProCyte expects to continue to have excess manufacturing capacity as it works to complete development, and begin commercialization, of its potential products. Accordingly, the Company will continue to seek contract manufacturing opportunities. Contract manufacturing revenues will be adversely affected to the extent the Company's customers decide to manufacture their products themselves or choose to have them manufactured elsewhere. In addition, the Company's contract manufacturing revenues may be adversely affected to the extent its customers experience regulatory delays, product recalls, or competitive pressures in the marketplace. The Company expects that revenues from contract manufacturing will significantly decline in 1998 as a result of the loss of two of its most significant contract manufacturing customers, one of whom faces an indefinite delay in receiving FDA clearance. There can be no assurance that contract revenues in the future will be significant.

Uncertainties Related to Early Stage of Development

     From the Company's inception in 1986 until it launched its first commercial product in June 1996, substantially all of its resources were dedicated to the research and development of wound healing and tissue repair applications of its topically administered copper-peptide compounds. Although the Company launched additional wound care product lines in 1997 and expects further product launches in 1998, to date Company has generated only minimal revenues from product sales. The Company's revenues have principally been from fees for performance of contract manufacturing services, interest income, research fees and license fees. There can be no assurance that the Company's current products or its potential products, if successfully developed, can be produced in commercial quantities at reasonable costs, nor can there be any assurance that any such products will be successfully marketed at prices that would permit the Company to operate profitably. The failure of the Company to successfully develop its potential products or its failure to successfully commercialize its existing or potential products will have a material adverse effect on the Company's business, financial condition and results of operations.

Uncertainties Related to Clinical Trials and Product Development

     The Company is dependent upon the successful development of its potential products. There can be no assurance that the Company will be permitted to undertake additional or complete ongoing clinical trials of its potential products within reasonable time periods or otherwise, that sufficient numbers of patients can be accrued for such trials or that clinical trials will demonstrate that the products tested are safe and effective. Development of the Company's potential products is highly uncertain and unanticipated developments, clinical and regulatory delays, adverse or unexpected side effects or inadequate therapeutic efficacy could slow or prevent the successful completion of the Company's product and technology development. Even if clinical trials are successful, there can be no assurance that the Company will obtain regulatory approval for any indication, that an approved product can be produced in commercial quantities at reasonable costs or gain acceptance for use by physicians, healthcare providers and consumers or that any potential products will be successfully marketed at prices that would permit the Company to operate profitably, the failure of any of which would have a material adverse effect on the Company's business, financial condition and results of operations.

Dependence on and Management of Existing and Future Corporate Alliances

     The successful commercialization of the Company's existing and future products will depend upon ProCyte's ability to enter into and effectively manage
numerous corporate partnerships.   ProCyte currently promotes certain of its
products through specialty distributors. Other products and technology are licensed for incorporation into products sold by others. In November 1997, the Company entered into an exclusive worldwide supply and marketing agreement with Osmotics Corporation ("Osmotics"), pursuant to which the Company granted Osmotics the right to introduce the Company's copper-peptide-containing products to the prestige skin care market. In December 1997, the Company entered into an exclusive distribution agreement with the Bard Medical Division ("Bard") of C.R. Bard, Inc. Pursuant to this agreement, Bard will be the exclusive supplier of the Company's wound care products into the hospital, nursing home, and extended care markets in the United States and Canada. Subsequent to the Bard agreement, ProCyte entered into exclusive distribution agreements for the registration and distribution of certain of its wound care products in certain foreign countries. ProCyte plans to seek similar distribution partnerships in additional countries. There can be no assurance that any of the Company's collaborators will perform their obligations under their agreements with the Company or that the Company's products or the products of others that incorporate the Company's products or technology, will be successfully commercialized, any of which could have a material adverse effect on the Company's business, financial condition and results of operations.

     There can be no assurance that the Company will be successful in establishing corporate alliances in the future, or that it will be successful in maintaining existing or any future corporate alliances. Moreover, there can be no assurance that the interests and motivations of any corporate partner, distributor or licensee would be or remain consistent with those of the Company, or that such partners, distributors or licensees would successfully perform the necessary technology transfer, clinical development, regulatory compliance, manufacturing, marketing or other obligations. Failure of any of the foregoing could have a material adverse effect on the Company's business, financial condition and results of operations.

Uncertainty of Patent Position and Proprietary Rights

     The patent positions of biotechnology, medical device and healthcare products companies are often uncertain and involve complex legal and factual questions, and the breadth of claims allowed in such patents cannot be predicted. In addition, there is a substantial backlog of patents at the U.S. Patent and Trademark Office that may delay the review and the potential issuance of patents. The Company's success will depend to a significant degree on its ability to obtain patents and licenses to patent rights, to maintain trade secrets and to operate without infringing on the proprietary rights of others, both in the United States and in other countries. The failure of the Company or its licensors to obtain and maintain patent protection for the Company's technology could have a material adverse effect on the Company.

     ProCyte's success depends in part upon its ability to protect its products and technology under intellectual property laws in the United States and abroad. As of December 31, 1997, the Company had 18 issued United States patents expiring between 2005 and 2014, and 132 issued foreign patents and patent registrations. The patents relate to use of the Company's copper-based technology for a variety of healthcare applications, and to the composition of certain biologically active, synthesized compounds. The Company's strategy has been to apply for patent protection for certain compounds and their discovered uses that are believed to have potential commercial value in countries that offer significant market potential. There can be no assurance that patent applications relating to the technology used by the Company will result in patents being issued. There can be no assurance that any patent issued to the Company will not be subjected to further proceedings limiting the scope of the rights under the patent or that such patent will provide a competitive advantage or will afford protection against competitors with similar technology, or will not be successfully challenged, invalidated or circumvented by competitors.

     The Company's processes and potential products may conflict with patents that have been or may be granted to competitors and others. As the biotechnology, medical device and healthcare industries expand and more patents are issued, the risk increases that the Company's processes and potential products may give rise to claims that they infringe the patents of others. Such other persons could bring legal actions against the Company claiming damages and seeking to enjoin clinical testing, manufacturing and marketing of the affected product or use of the affected process. Litigation may be necessary to enforce patents issued to the Company, to protect trade secrets or know-how owned by the Company or to determine the enforceability, scope and validity of proprietary rights of others. If the Company becomes involved in such litigation, it could result in substantial expense to the Company and significant diversion of effort by the Company's technical and management personnel. In addition to any potential liability for significant damages, the Company could be required to obtain a license to continue to manufacture or market the affected product or use the affected process. Costs associated with any licensing arrangement may be substantial and could include ongoing royalties. There can be no assurance that any license required under any such patent would be made available to the Company on acceptable terms, if at all. If such licenses could not be obtained on acceptable terms, the Company could be prevented from manufacturing and marketing existing or potential products. Accordingly, an adverse determination in such litigation could have a material adverse effect on the Company's business, financial condition and results of operations.

     The Company also relies upon unpatented proprietary technology. There can be no assurance that the Company can meaningfully protect its rights in such unpatented technology, that any obligation to maintain the confidentiality of such proprietary technology will not be breached by employees, consultants, collaborators or others, or that others will not independently develop or acquire substantially equivalent technology. To the extent that corporate partners or consultants apply Company technological information independently developed by them or by others to Company projects or apply Company technology or know-how to other projects, disputes may arise as to the ownership of proprietary rights to such information. Any failure to protect unpatented proprietary technology, any the breach of obligations designed to protect such technology or development of equivalent technology may have a material adverse effect on the Company's business, financial condition and results of operations.

Uncertainty of Government Regulatory Requirements

     The manufacture and marketing of ProCyte's products and its research and development activities in general, are subject to extensive regulation in the United States by the federal government, principally by the FDA, and in other countries by similar health and regulatory authorities. The Federal Food, Drug and Cosmetic Act and the regulations promulgated thereunder, and other federal and state statutes govern, among other things, the testing, manufacture, safety, labeling, storage, record-keeping, advertising and promotion of pharmaceutical products and medical devices. Product development and approval or clearance within the regulatory framework requires a number of years and involves the expenditure of substantial resources.

     In order to obtain FDA clearance to market a new drug or device in the United States for use in humans, it is necessary to proceed through several stages of product testing, including research and development, clinical trials, and the filing of a product registration dossier such as a new drug application or 510(k) medical device application with the FDA to obtain authorization to market a product. The Company's products and product candidates may be regulated by any of a number of divisions of the FDA. The process of obtaining and maintaining regulatory approvals for clinical trials or for the manufacturing or marketing of the Company's existing and potential products is costly and time-consuming and is subject to unanticipated delays. There can be no assurance as to the length of the clinical trial period or the number of patients required to be enrolled in clinical trials in order to establish the safety, efficacy and potency of therapeutic products. Accordingly, delays, rejections or unexpected costs may be encountered based on changes in the policy or regulations of the FDA or foreign governmental authorities during the period of product development and regulatory review, which changes may result in limitations or restrictions on the Company's ability to utilize its technology or develop product candidates. Regulatory requirements ultimately imposed could also adversely affect the ability of the Company to clinically test, manufacture or market products. Furthermore, the Company or governmental authorities may suspend clinical trials at any time if it is determined that the subjects participating in such trials are exposed to unacceptable health risks. There can be no assurance that the Company will not encounter these or other problems in clinical trials that will cause the Company or governmental authorities to delay or suspend such trials. Even if regulatory approval of a potential product is obtained, such approval may entail limitations on the indicated uses for which such product may be marketed, which may restrict the patient population for which any product may be prescribed. In addition, a marketed product is subject to continual FDA review. Later discovery of previously unknown problems or failure to comply with the applicable regulatory requirements may result in restrictions on marketing a product or withdrawal of the product from the market, as well as possible criminal or civil sanctions.

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

     In addition to obtaining approval or clearance to market a product from the FDA or foreign regulatory bodies, the prospective manufacturer's quality control and manufacturing procedures must conform to current good manufacturing practices ("cGMPs") guidelines, or ISO 9000 standards, when appropriate. In complying with these regulations, which are subject to change at any time without notice to the Company, ProCyte must continue to expend time, effort and financial resources in production and quality control. In addition, ProCyte's manufacturing plant is subject to regulations of and inspections by other foreign, federal, state or local agencies, such as the Drug Enforcement Agency, the city water and waste treatment agencies, and state and federal safety and health agencies. There can be no assurance that the Company's manufacturing facility or its manufacturing operations will meet or continue to meet all appropriate guidelines or to pass inspections by any government agency.

     The Company also is or may become subject to various other federal, state, local and foreign laws, regulations and policies relating to, among other things, safe working conditions, good laboratory practices, animal welfare, and the use and disposal of hazardous or potentially hazardous substances used in connection with research, development and/or manufacturing.

     Failure to obtain regulatory approvals for its product candidates or to either attain or maintain compliance with cGMP or other manufacturing requirements would have a material adverse effect on the Company's business, financial condition and results of operations.

Intense Competition

     Competition in the wound care, skin health and hair care markets is intense. The Company's competitors include well-established pharmaceutical, cosmetic and healthcare companies such as Bristol Myers Squibb's ConvaTec division, Kendall Healthcare Company, Johnson and Johnson, L'Oreal and Revlon. These competitors have substantially more financial and other resources, larger research and development staffs, and more experience and capabilities in researching, developing and testing products in clinical trials, in obtaining FDA and other regulatory approvals, and in manufacturing, marketing and distribution than the Company. In addition, a number of smaller companies are developing or marketing competitive products, some of which may have an entirely different approach than products being marketed or developed by the Company.
The Company's competitors may succeed in developing, obtaining patent protection for, receiving FDA and other regulatory approvals for, or commercializing products more rapidly than the Company. If the Company is successful in commercializing its products, it will be required to be competitive with respect to manufacturing efficiency and marketing capabilities, areas in which it has very limited experience. The Company's competitors may develop new technologies and products that are available for sale prior to the Company's potential products or that are more effective that the Company's existing or potential products. In addition, competitive products may be manufactured and marketed more successfully than the Company's potential products. Such developments could render the Company's existing or potential products less competitive or obsolete, and could have a material adverse effect on the Company's business, financial condition and results of operations.

     The contract manufacturing service business is also highly competitive. Competitors include major chemical and pharmaceutical companies, as well as specialized biotechnology firms, smaller contract chemical manufacturers and some universities. Many of these companies or institutions have greater financial, technical and marketing resources than the Company.

Potential Volatility of Stock Price

     The market prices for securities of healthcare, medical dressings, pharmaceutical and biotechnology companies are subject to volatility, and the market has from time to time experienced significant fluctuations that are unrelated to the operations of the Company. ProCyte's market price has fluctuated over a wide range since the Company's initial public offering in 1989. Announcements concerning the Company or its competitors, including fluctuations in operating results, research and development program direction, results of clinical trials, addition or termination of corporate alliances, technology licenses, clearance or approval to market products, announcements of technological innovations or new products by the Company or its competitors, changes in government regulations, healthcare reform, developments in patent or other proprietary rights of the Company or its competitors, litigation concerning business operations or intellectual property, or public concern as to safety of products, as well as changes in general market conditions and mergers and acquisitions, may have a significant effect on the market price of ProCyte's common stock.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          Not applicable.

PART II - OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS

          None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          No matters were submitted to the shareholders for vote during first quarter 1998.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)       Exhibits

          27  Financial Data Schedule

(b)       Reports on Form 8-K

          None.

SIGNATURES



     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                               PROCYTE CORPORATION
                                                   (REGISTRANT)

Date:  May 8, 1998                By:         /s/ John F. Clifford
                                      -------------------------------------
                                       John F. Clifford, President and CEO


Date:  May 8, 1998                By:           /s/ Jon Sortland
                                      -------------------------------------
                                       Jon Sortland, Manager of Accounting

                                 EXHIBIT INDEX

  Exhibit Number              Title
  --------------              -----
  27                  Financial Data Schedule