Form 10-K405/A
period 1997-12-31
PROCYTE CORP /WA/
filed 1998-05-28
CIK 856072

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  FORM 10-K/A
                          AMENDMENT NO. 1 TO FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT
                                    OF 1934

For the fiscal year ended December 31, 1997  Commission file number 0-18044

                              PROCYTE CORPORATION
             (exact name of registrant as specified in its charter)


WASHINGTON                                                91-1307460
(State of incorporation)                    (I.R.S. Employer Identification No.)

8511 154th Avenue N.E., Building A, Redmond, WA                98052-3557
(Address of principal executive offices)                       (Zip code)

Registrant's telephone number, including area code:          (425) 869-1239

Securities registered pursuant to Section 12(b) of the Act:       None

Securities registered pursuant
to the Section 12(g) of the Act:                           Common Stock,
                                                     par value $.01 per share

                                                 Preferred Stock Purchase Rights

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                      Yes    X           No
                          --------          --------

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

     (2)  Exhibits - see (c) below

b.   REPORTS ON FORM 8-K

          None

   C.   EXHIBITS


Exhibit           Description                                                                                 Note
     3.1          Restated Articles of Incorporation of the Registrant                                          A
     3.2          Restated Bylaws of the Registrant                                                             A
     4.1          Rights Agreement between the Registrant and American Securities Transfer, Inc., dated         F
                  as of December 7, 1994.
     10.1*        1987 Stock Benefit Plan of ProCyte Corporation                                                A
     10.2*        ProCyte Corporation 1989 Restated Stock Option Plan                                           B
     10.3*        ProCyte Corporation 1991 Restated Stock Option Plan for Nonemployee Directors and             D
                  amendments thereto
     10.4+        Teachers Insurance & Annuity Association Lease dated as of October 1, 1993 and second         D
                  amendment thereto dated February 28, 1997
     10.5*        1996 Stock Option Plan                                                                        D
     10.6*        Consulting and Separation Agreement for Mr. Joseph Ashley                                     D
     10.7*        Change of Control Agreement for Ms. Karen L. Hedine                                           C
     10.8*        Change of Control Agreement for Mr. John F. Clifford                                          D
     10.9*        Form of Indemnity Agreement dated February 23, 1995 between the Registrant and each of        C
                  Mr. Ashley, Dr. Blake, Ms. Hedine, Mr. Patterson, Mr. Tierney, Mr. Clifford, Mr. Green
                  and Mr. Sullivan
     10.10*       Form of Severance Agreement for Ms. Karen Hedine, Mr. Kenneth Green and Mr. John              D
                  Clifford
     10.11*       Part-time Employment and Separation Agreement for Ms. Karen L. Hedine                         E
     10.12+       Distribution & License Agreement dated December 12, 1997 between the Registrant and           E
                  Bard Medical Division
     13.1         1997 Annual Report to Shareholders                                                            E
     23.1         Consent of Deloitte & Touche LLP                                                              E
     27.1         Financial Data Schedule                                                                       E
-------------------------------------------------------------------------------------------------------------------
*  Management contract or compensatory plan or arrangement.
+  Confidential treatment has been granted or requested with respect to portions of this exhibit.
A.  Incorporated by reference to the Registrant's Registration Statement of Form S-1 (No. 33-31353).
B.  Incorporated by reference to the Registrant's Registration Statement of Form S-1 (No. 33-46364).
C.  Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31,
    1994.
D.  Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31,
    1996.
E.  Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31,
    1997.
F.  Filed herewith.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to the Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       PROCYTE CORPORATION
                                           (REGISTRANT)


                                  By:         /s/  John F. Clifford
                                      ---------------------------------------
Date: 5/27/98                             John F. Clifford, President and CEO

                                 EXHIBIT INDEX

Exhibit                                            Description                                            Note
     3.1     Restated Articles of Incorporation of the Registrant                                          A
     3.2     Restated Bylaws of the Registrant                                                             A
     4.1     Rights Agreement between the Registrant and American Securities Transfer, Inc., dated         F
             as of December 7, 1994.
     10.1*   1987 Stock Benefit Plan of ProCyte Corporation                                                A
     10.2*   ProCyte Corporation 1989 Restated Stock Option Plan                                           B
     10.3*   ProCyte Corporation 1991 Restated Stock Option Plan for Nonemployee Directors and             D
             amendments thereto
     10.4+   Teachers Insurance & Annuity Association Lease dated as of October 1, 1993 and second         D
             amendment thereto dated February 28, 1997
     10.5*   1996 Stock Option Plan                                                                        D
     10.6*   Consulting and Separation Agreement for Mr. Joseph Ashley                                     D
     10.7*   Change of Control Agreement for Ms. Karen L. Hedine                                           C
     10.8*   Change of Control Agreement for Mr. John F. Clifford                                          D
     10.9*   Form of Indemnity Agreement dated February 23, 1995 between the Registrant and each of        C
             Mr. Ashley, Dr. Blake, Ms. Hedine, Mr. Patterson, Mr. Tierney, Mr. Clifford, Mr. Green
             and Mr. Sullivan
     10.10*  Form of Severance Agreement for Ms. Karen Hedine, Mr. Kenneth Green and Mr. John              D
             Clifford
     10.11*  Part-time Employment and Separation Agreement for Ms. Karen L. Hedine                         E
     10.12+  Distribution & License Agreement dated December 12, 1997 between the Registrant and           E
             Bard Medical Division
     13.1    1997 Annual Report to Shareholders                                                            E
     23.1    Consent of Deloitte & Touche LLP                                                              E
     27.1    Financial Data Schedule                                                                       E
--------------------------------------------------------------------------------------------------------------
*  Management contract or compensatory plan or arrangement.
+  Confidential treatment has been granted or requested with respect to portions of this exhibit.
A.  Incorporated by reference to the Registrant's Registration Statement of Form S-1 (No. 33-31353).
B.  Incorporated by reference to the Registrant's Registration Statement of Form S-1 (No. 33-46364).
C.  Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31,
    1994.
D.  Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31,
    1996.
E.  Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31,
    1997
F.  Filed herewith