Form 10-Q
period 1998-06-30
PROCYTE CORP /WA/
filed 1998-08-12
CIK 856072

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                   FORM 10-Q



            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934.


                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

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

                                  Yes {X}  No { }


As of July 31, 1998, there were issued and outstanding 14,468,678 shares of common stock, par value $.01 per share.

                              PROCYTE CORPORATION

                                     INDEX

PART I  -  FINANCIAL INFORMATION                                                                        3

 Item 1. FINANCIAL STATEMENTS.....................................................................      3
   Balance Sheet - as of June 30, 1998 (unaudited) and December 31, 1997..........................      3
   Statements of Operations - three and six months ended June 30, 1998 and 1997 (unaudited).......      4
   Statements of Cash Flows - six months ended June 30, 1998 and 1997 (unaudited).................      5
   Statement of Stockholders' Equity - six months ended June 30, 1998 and 1997 (unaudited)........      6
   Notes to Financial Statements (unaudited)......................................................      7
 Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations...     10

 Item 3. Quantitative and Qualitative Disclosures About Market Risk...............................     18

PART II - OTHER INFORMATION.......................................................................     19
 Item 1. Legal Proceedings........................................................................     19
 Item 2. Change in Securities.....................................................................     19
 Item 4. Submission of Matters to a Vote of Security Holders......................................     19
 Item 5. Other Information........................................................................     19
 Item 6. Exhibits and Reports on Form 8-K.........................................................     20

SIGNATURES........................................................................................     20

EXHIBIT INDEX.....................................................................................     21

                        PART I  -  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

     BALANCE SHEET - AS OF JUNE 30, 1998 (UNAUDITED) AND DECEMBER 31, 1997


                                                                         June 30,1998             Dec. 31, 1997
                                                                      --------------------------------------------
ASSETS
CURRENT ASSETS
  Cash and cash equivalents......................................            $   3,430,753           $   3,003,524
  Securities available for sale..................................                5,493,963               9,863,093
  Accounts receivable............................................                  430,574                 208,247
  Inventories....................................................                2,208,970               1,927,325
  Other..........................................................                  155,902                 154,887
                                                                      --------------------------------------------
TOTAL CURRENT ASSETS.............................................               11,720,162              15,157,076
PROPERTY AND EQUIPMENT, AT COST
  Equipment......................................................                2,538,874               2,484,535
  Leasehold improvements.........................................                5,528,758               5,513,850
  Less accumulated depreciation and amortization.................               (2,732,007)             (2,394,562)
                                                                      --------------------------------------------
  PROPERTY AND EQUIPMENT, NET....................................               5,335,625               5,603,823
INTANGIBLE ASSETS, AT COST
       Patents...................................................                  290,931                 290,930
  Less accumulated amortization..................................                 (133,269)               (125,269)
       Goodwill..................................................                3,150,000
  Less accumulated amortization..................................                  (35,556)
                                                                      --------------------------------------------
  INTANGIBLE ASSETS, NET.........................................                3,272,106                 165,661

OTHER                                                                              384,399                 384,399
                                                                      --------------------------------------------
TOTAL ASSETS....................................................             $  20,712,292           $  21,310,959
                                                                      ============================================

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable...............................................            $     265,770           $     203,764
  Accrued liabilities............................................                  307,287                 470,643
                                                                      --------------------------------------------
TOTAL CURRENT LIABILITIES.......................................                   573,057                 674,407

DEFERRED LEASE PAYMENTS                                                            112,197                  20,055

STOCKHOLDERS' EQUITY
  Preferred stock $.01 par value: 2,000,000 shares authorized;
   no shares issued or outstanding...............................
  Common stock $.01 par value: 30,000,000 shares authorized;
   14,453,393 and 13,364,958 shares issued and outstanding at
   June 30, 1998 and December 31, 1997, respectively.............                  144,534                 133,650

  Additional paid-in capital.....................................               84,290,946              82,801,830
  Accumulated deficit............................................              (64,408,442)            (62,318,983)
                                                                      --------------------------------------------
  TOTAL STOCKHOLDERS' EQUITY....................................                20,027,038              20,616,497
                                                                      --------------------------------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY......................             $  20,712,292           $  21,310,959
                                                                      ============================================

                       See notes to financial statements

  STATEMENTS OF OPERATIONS - THREE AND SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                                  (UNAUDITED)

                                                    Three months ended June 30,                     Six months ended June 30,
                                                    1998                   1997                   1998                    1997
                                         ----------------------------------------------------------------------------------------
REVENUES
 Product sales.......................         $    609,126           $     53,016            $    845,586            $     82,570
 Contract manufacturing..............              105,624                190,442                 131,987                 569,983
                                         ----------------------------------------------------------------------------------------
 TOTAL REVENUE.......................              714,750                243,458                 977,573                 652,553

OPERATING EXPENSES
 Cost of product sales...............              216,246                 19,455                 343,789                  31,220
 Research and development............              570,907              1,328,492               1,113,188               2,652,290
 General and administrative..........            1,123,229              1,240,787               1,941,088               2,505,894
 Litigation settlement                                                   (400,000)                                       (400,000)
                                         ----------------------------------------------------------------------------------------
 TOTAL COSTS AND EXPENSES............            1,910,382              2,188,734               3,398,065               4,789,404
                                         ----------------------------------------------------------------------------------------
OPERATING LOSS.......................           (1,195,632)            (1,945,276)             (2,420,492)             (4,136,851)

OTHER INCOME
 Interest income.....................              142,446                243,948                 318,699                 507,528
 Other income........................               12,334                                         12,334
                                         ----------------------------------------------------------------------------------------
  TOTAL OTHER INCOME.................              154,780                243,948                 331,033                 507,528

                                         ----------------------------------------------------------------------------------------
NET LOSS.............................          ($1,040,852)           ($1,701,328)            ($2,089,459)            ($3,629,323)
                                         ========================================================================================

NET LOSS PER COMMON SHARE............               ($0.07)                ($0.13)                 ($0.15)                 ($0.27)

Weighted average number of common
shares used in computing net loss
per common share....................            14,090,581             13,315,104              13,727,770              13,302,650


                       See notes to financial statements

 STATEMENTS OF CASH FLOWS - SIX MONTHS ENDED JUNE 30, 1998 AND 1997 (UNAUDITED)




                                                                                    Six months ended June 30,
OPERATING ACTIVITIES                                                             1998                       1997
                                                                          -----------------------------------------
NET LOSS                                                                     ($2,089,459)               ($3,629,323)
 Adjustments to reconcile net loss
 to net cash used in operating activities:
 Depreciation.................................................                   337,443                    342,993
 Amortization of intangibles..................................                    43,557                      7,999
 Gain on sale of securities available for sale................                                                 (458)
 Restricted stock granted to Hymedix..........................                                              129,500
 Changes in assets and liabilities:
 Increase in inventories (net of assets acquired from
  HumaTech)...................................................                  (151,645)                  (611,892)

 Increase in accounts receivable (net of assets acquired from
  HumaTech)...................................................                  (107,327)                  (252,061)
 Decrease (increase) in other current assets (net of assets
  acquired from Huma Tech)....................................                    28,985                   (229,469)
 Increase in accounts payable.................................                    62,006                    137,589
 Increase (decrease) in accrued liabilities...................                  (163,356)                   214,974
 Increase (decrease) in deferred lease payments...............                    92,142                    (10,148)
                                                                          -----------------------------------------
 NET CASH USED IN OPERATING ACTIVITIES.......................                 (1,947,654)                (3,900,296)
                                                                          -----------------------------------------


INVESTING ACTIVITIES
 Purchase of property and equipment...........................                   (69,247)                  (411,475)
 Purchase of securities.......................................                  (499,922)               (31,113,125)
 Proceeds from sale or maturity of securities.................                 4,869,052                 39,488,940
 Purchase of HumaTech assets..................................                (1,925,000)
 Increase in other assets.....................................                                             (225,000)
                                                                          -----------------------------------------
NET CASH PROVIDED BY INVESTING ACTIVITIES.....................                 2,374,883                  7,739,340
                                                                          -----------------------------------------
NET INCREASE IN CASH AND CASH EQUIVALENTS.....................                   427,229                  3,839,044

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD..............                 3,003,524                  1,804,875
                                                                          -----------------------------------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD...................               $  3,430,753               $  5,643,919
                                                                          =========================================

                       See notes to financial statements

  STATEMENT OF STOCKHOLDERS' EQUITY - SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                                  (UNAUDITED)


                                                                              Additional
                                                  Common Stock                 Paid-in          Accumulated
                                            Shares           Par Value         Capital           Deficit              Total
                                    -------------------------------------------------------------------------------------------
BALANCE,  JAN 1, 1997............        13,277,558          $132,776       $82,576,340       ($55,870,339)         $26,838,777
                                    -------------------------------------------------------------------------------------------
Restricted stock granted to
 Hymedix at $2.59 per share on
 March 31, 1997..................            25,000               250            64,500                                  64,750


Restricted stock granted to
 Hymedix at $2.59 per share on
 June 30, 1997...................            25,000               250            64,500                                  64,750

Net loss, six month period.......                                                               (3,629,323)          (3,629,323)
                                    -------------------------------------------------------------------------------------------
BALANCE, JUNE 30, 1997...........        13,327,558          $133,276       $82,705,340       ($59,499,662)         $23,338,954
                                    ===========================================================================================


BALANCE, JAN 1, 1998                     13,364,958          $133,650       $82,801,830       ($62,318,983)         $20,616,497
                                    -------------------------------------------------------------------------------------------
Shares issued in connection with
 the acquisition of the assets
 of HumaTech Laboratories at
 $1.38 per share on April 27,
 1998............................         1,088,435          $ 10,884       $ 1,489,116                               1,500,000
Net loss, six month period.......                                                               (2,089,459)          (2,089,459)
                                    -------------------------------------------------------------------------------------------
BALANCE, JUNE 30, 1998...........        14,453,393          $144,534       $84,290,946       ($64,408,442)         $20,027,038
                                    ===========================================================================================

                       See notes to financial statements

                              PROCYTE CORPORATION
                   Notes to Financial Statements (unaudited)


1.  BASIS OF PRESENTATION

     The accompanying unaudited Financial Statements of ProCyte Corporation ("ProCyte" or the "Company") for the three and six-month periods ended June 30, 1998 and 1997 have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Pursuant to such rules and regulations, the Financial Statements do not include all of the information and footnotes required by generally accepted accounting principles for audited financial statements. Accordingly, this financial information should be read in conjunction with the complete audited Financial Statements, including the notes thereto, which are included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997. In the opinion of management, all material adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Interim results are not necessarily indicative of the results that may be expected for the year ending December 31, 1998.

2.  INVESTMENTS

     At June 30, 1998, the Company's investments consisted entirely of US Treasury bills & notes, US Agency securities, and investment-grade commercial paper. All investments are classified as "available for sale." At June 30, 1998, the amortized cost and estimated market value for investments maturing in one year or less was $4,481,463, and for those maturing in one through five years was $1,012,500. There were no gross realized or unrealized gains or losses on investments at June 30, 1998 or during the six month period then ended.

3.  INVENTORIES

     Inventories consist of raw materials, work in process and finished goods, and are accounted for at the lower of cost or market. As of June 30, 1998, finished goods inventory was stated at $812,862, raw materials and work-in-process inventory was stated at $1,776,108 and a reserve for surplus and obsolete inventory was maintained at $380,000.

4.   STOCKHOLDERS' EQUITY

     Information relating to stock options granted, exercised, canceled and currently exercisable is as follows:


                                                      Shares subject to     Weighted average
                                                            option           exercise price
                                                            ------           --------------
Balance, January 1, 1997.........................          1,442,193              $3.50

 Granted.........................................            164,000              $3.15

 Exercised.......................................                  0                  -

 Canceled........................................           (237,498)             $2.70
                                                        -----------------------------------
Balance, June 30, 1997...........................          1,368,695              $3.60
                                                        ===================================



                                                      Shares subject to     Weighted average
                                                            option           exercise price
                                                            ------           --------------
Balance, January 1, 1998......................            1,304,374               $2.94

 Granted......................................              636,500               $1.31

 Exercised....................................                    0                   -

 Canceled.....................................              (33,334)              $2.94
                                                        -------------------------------
Balance, June 30, 1998........................            1,907,540               $2.40
                                                        ===============================
Currently exercisable.........................              774,048               $3.57
                                                        ================================



     During the three-month period ended June 30, 1998, the Compensation Committee of the Board of Directors awarded incentive stock options and non-qualified stock options to employees and consultants to the Company under the Company's 1989 Restated Stock Option Plan to purchase 398,500 shares of common stock. Pursuant to the 1991 Restated Stock Option Plan for Non-employee Directors, during the three month period ended June 30, 1998 the non-employee directors were awarded stock options with respect to a total of 36,000 shares of common stock. All options are subject to vesting schedules.

5.   HUMATECH ACQUISITION

     On April 27, 1998 the Company purchased substantially all of the assets of HumaTech Corporation ("HumaTech"), a private company engaged in the distribution of specialty dermatological products to the professional market. The acquisition was effected through cash payments of $1.5 million and the distribution of 1,088,435 shares of ProCyte common stock (valued at $1.5 million at the time of the acquisition) to the selling HumaTech shareholders. Related acquisition costs amounted to approximately $425,000. The acquisition has been accounted for using the purchase method of accounting whereby the value of consideration paid has been allocated to the assets acquired, principally inventory and accounts receivable. Goodwill of $3.15 million resulted from the transaction and is being amortized over 15 years. In connection with the acquisition ProCyte entered into employment agreements with two of the HumaTech principals which, among other terms, provided for payments contingent on future sales of HumaTech products.

     The following table reflects pro forma consolidated operating results of the Company and HumaTech assuming the acquisition had been made as of January 1, 1997:

                                                            SIX MONTHS ENDED JUNE 30,
                                                        1998                        1997
                                                        ----                        ----
     Pro forma revenue....................             $1,605,000                 $1,546,000
     Pro forma net loss...................            ($2,130,000)               ($3,725,000)
     Pro forma loss per common share......                 ($0.15)                    ($0.26)

     These pro forma results have been prepared for comparative purposes only and reflect certain adjustments including amortization of the goodwill. The pro forma information is not necessarily indicative of either the results of operations that would have occurred had the acquisition been made on January 1, 1997 or that may occur in the future.

6.  RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," was recently issued and is effective for the Company's year ending December 31, 1998. Management believes that the impact of its adoption will not be material to the financial statements, taken as a whole.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion contains forward-looking statements that are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. The words "believe", "expect", "intend", "anticipate", variations of such words and similar expressions identify forward-looking statements, but their absence does not mean that the statement is not forward-looking. These statements are not guaranties of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. Factors that could affect the Company's actual results include, among other things, the availability of adequate funding, the availability of contract manufacturing opportunities, relationships with corporate collaborators, the progress and costs of pre-clinical studies and clinical trials, the recruitment of suitable patients, the timing of regulatory approvals, the rate of market acceptance of the Company's products, the availability of third-party reimbursement for the Company's products, the ability to obtain and defend patent and related future products and intellectual property rights and to market the Company's products and the status of competing products. See "Important Factors Regarding Forward-Looking Statements." Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. ProCyte undertakes no obligation to update publicly any forward-looking statement to reflect new information, events or circumstances after the date of this report or to reflect the occurrence of unanticipated events.

Corporate Overview

     For the first six months of 1998 ProCyte continued its marketing and development efforts for an array of wound care products, expanded its product line and channels of distribution with the acquisition of HumaTech, and continued the development of complementary skin health and hair care products. As the Company's product line has expanded, it has continued to focus its efforts on the specialty tissue repair sectors - marketing to dermatologists, plastic surgeons and cosmetic surgeons.

     During the first quarter, the Company introduced Complex Cu3(TM) Intensive Repair Creme, a product used to treat patients following chemical peels, dermabrasion and laser treatments. The Company also began selling its Pillo(TM) Pro dressings which provide moisture absorption following liposuction procedures. Each year in the United States alone an estimated 400,000 such surgeries are performed. In December 1997, ProCyte entered into an exclusive distribution agreement with the Bard Medical Division ("Bard") of C.R. Bard, Inc. Subject to certain minimum quarterly purchase requirements, ProCyte granted Bard the exclusive rights to distribute ProCyte's products for the wound care markets in the hospital, nursing home and extended care markets in the United States and Canada. ProCyte's Iamin(R) Hydrating Gel, Iamin(R) Wound Cleanser, and OsmoCyte(R) Pillow Wound Dressings became the first Company products to be added to the Bard sales effort. The Company shipped its first orders to Bard in January 1998.

     Sales of the Company's GraftCyte(TM) line of copper-peptide containing wound care products for use following hair restoration surgery continued to increase in the first half of 1998. Approximately 400,000 hair restoration procedures are performed annually in the United States. ProCyte is the first company to provide a line of products that address the importance of wound repair in the hair transplant process. The Company's GraftCyte(TM) products are promoted through specialty distributors.

     During the second quarter the Company purchased the assets of HumaTech, a private company located in Boca Raton, FL, which distributes prescription and OTC topical drugs and skin care products to dermatologists, plastic surgeons and cosmetic surgeons. HumaTech sales representatives sell therapeutic skin care, dermatologic agents and anti-aging products as well as an advanced sun protection line, TiSilc(TM). Most HumaTech products are private-labeled or custom-packaged with the doctors name. The Company expects that access to the HumaTech customer base and integration of its marketing approach will improve the rate of increase of the Company's product sales. The Company also expects that there will be opportunities to enhance the sales of HumaTech products by integrating the two product lines, reformulating certain HumaTech products, and redesigning the HumaTech packaging and marketing materials.

Operating Losses

     The Company is engaged in the development of healthcare products utilizing copper-peptide containing and polymer-based compounds. Such development has historically been funded from the Company's equity-derived working capital and through corporate partnerships. The Company has incurred operating losses since its inception due to financial and regulatory requirements required to support research, development and clinical studies of its proprietary technology. At June 30, 1998, the Company's accumulated deficit was approximately $64.4 million. The Company expects to incur additional operating losses for a number of years until its product lines have been expanded and have achieved market acceptance.

Revenue

     For the three and six-month periods ended June 30, 1998, ProCyte generated total operating revenue of approximately $714,750 and $977,573, respectively, from product sales and from performing contract manufacturing services. Comparable revenues were $243,458 and $652,553 for the three and six-month periods ended June 30, 1997. Sales of HumaTech products amounting to $353,190 were included in ProCyte's operating revenue during the six month period ended June 30, 1998; no such sales were included in the comparable 1997 amounts. Operating revenue excluding HumaTech sales decreased due to a decline in contract manufacturing revenue from $569,983 during the six months ended June 30, 1997 to $131,987 during the comparable period in 1998. This decline resulted from the completion of a contract manufacturing project in 1997 that did not carry over into 1998, and from product regulatory delays faced by one of the Company's largest contract manufacturing customers that have indefinitely delayed this customer's need for the Company's services.

     Revenue from product sales were approximately $609,126 and $845,586 during the three and six month periods ended June 30, 1998, respectively, up from $53,016 and $82,570 during the three and six months ended June 30, 1997. The increase was primarily a result of revenue from HumaTech products, from new products launched in the 3rd and 4th quarters in 1997 (especially products from the GraftCyte(TM) line), and from the initial shipments of various wound care products to Bard.

     Interest income was approximately $142,446 and $318,699 for the three and six-month periods ended June 30, 1998, compared to $243,948 and $507,528 for the comparable periods in 1997. The decrease in interest income was primarily a result of reduced funds available for investment.

Expenses

     Research and development expenses were approximately $570,907 and $1,113,188 for the three and six-month periods ended June 30, 1998, primarily reflecting the continuation of the Company's expenditures for development of wound care, skin and hair health product candidates. This compares to research and development expenses of $1,328,492 and $2,652,290 for the comparable three and six-month periods in 1997. This decrease resulted from reduced staffing levels and from the completion of various research projects and studies. The Company anticipates that expenditures for product development will remain at or near current levels.

     General and administrative expenses were approximately $1,123,229 and $1,941,088 for the three and six-month periods ended June 30, 1998, compared to $1,240,787 and $2,505,894 for the same periods in 1997. This decrease in general and administrative expenses was obtained despite the additional expenses of the HumaTech operation and was primarily related to reduced staffing levels and to the consolidation of the Company's facilities in the 3rd quarter of 1997. The Company anticipates that expenditures will remain at or near current levels although it is exploring areas where duplicative functions can be eliminated. The Company expects to consolidate the HumaTech operations into its existing facilities in Redmond, WA during the second half of 1998. In May 1997 the Company received a negotiated final payment of $400,000 related to the settlement of a lawsuit against the Company.

Liquidity and Capital Resources

     The Company has relied primarily on equity financings, contract manufacturing revenue, interest income, product sales and corporate partnerships to fund its operations and capital expenditures. At June 30, 1998, the Company had approximately $8.9 million in cash, cash equivalents and securities available for sale, as compared to $12.9 million at December 31, 1997. The principal components of the $4 million decrease are approximately $1.9 million used for the HumaTech acquisition and $1.9 million used to fund ongoing operations. The Company expects that its operating cash needs will continue at similar levels in future periods.

     The increase of $222,327 in trade accounts receivable during the six month period ending June 30, 1998 reflects the HumaTech acquisition and the increase in sales of ProCyte products. For the six month period ending June 30, 1998, inventory rose by $281,645, primarily as a result of the HumaTech acquisition.

         The Company believes that its existing cash, cash equivalents, securities available for sale, and interest thereon, will be sufficient to meet its capital requirements at least through 1999. However, there can be no assurance that the underlying assumed levels of revenue and expense will prove accurate. Although the Company believes that its existing and potential products appear promising, it is unknown whether any of such products will prove commercially viable. In any event, substantial additional funds will be needed to commercialize existing products and to continue development of potential products. The Company will depend upon equity financings, contract manufacturing fees, interest income, product revenues and funding from corporate partnerships to meet its future capital needs. There can be no assurance that such funds will be available as needed or on terms that are acceptable to the Company. If the Company is unable to obtain sufficient funds to satisfy its cash requirements, the Company will be required to delay, reduce or eliminate some or all of its research and development activities, clinical trials, and manufacturing and administrative programs, or dispose of assets or technology. See "Important Factors Regarding Forward-Looking Statements."

IMPORTANT FACTORS REGARDING FORWARD-LOOKING STATEMENTS

History of Operating Losses; Accumulated Deficit; Fluctuations in Future
Earnings

     The Company launched its first product in 1996, launched additional wound care products in 1997 and the first half of 1998 and expects further product launches in skin health and hair care products in 1998. To date, however, the Company has generated only minimal revenues from product sales and there can be no assurance that the Company will be able to generate sufficient product sales to achieve a profitable level of operations. As of June 30, 1998, the Company's accumulated deficit was approximately $64.4 million. The Company expects to incur additional operating losses at least through 1999. The Company's revenues have principally been from interest income, research fees, license fees and fees for performance of contract manufacturing services. The Company's ability to achieve a consistent, profitable level of operations is dependent in large part successfully manufacturing its products, entering into agreements with corporate partners for distribution and commercialization of the Company's products and out-licensing of the Company's products and technology, of which there can be no assurance. In addition, payments under corporate partnerships and licensing arrangements, if any, will be subject to significant fluctuations in both timing and amounts. The time required to reach sustained profitability is highly uncertain, and there can be no assurance that the Company will be able to achieve profitability on a sustained basis, if at all. Moreover, if profitability is achieved, the level of profitability cannot be predicted and it may vary significantly from quarter to quarter.

Need for Additional Capital

     The Company expects negative cash flow from operations to continue for the foreseeable future. The Company may require substantial additional funds to expand or enhance sales and its marketing activities and to continue product development. The Company's future capital requirements will depend on numerous factors, including its efforts, and the efforts of its collaborative partners, to commercialize its products; continued progress in the Company's research and development programs; the results of research and development activities; relationships with existing and future corporate collaborators, if any; competing technological and market developments; the costs involved in filing, prosecuting and enforcing patent claims; the time and costs of commercialization activities; and other factors. At June 30, 1998 the Company had cash, cash equivalents and securities available for sale of $8.9 million. The Company estimates that at its planned rate of spending, its existing cash, cash equivalents and securities available for sale and the interest income thereon will be sufficient to meet its capital requirements at least through 1999.
There can be no assurance that the underlying assumed levels of revenue and expense will prove accurate. Whether or not these assumptions prove to be accurate, the Company will need to raise substantial capital to fund operations. The Company may be required to seek additional funding through public or private financing, including equity financing, and through collaborative arrangements. Adequate funds for these purposes, whether obtained through financial markets or from collaborative or other arrangements with corporate partners or other sources, may not be available when needed or may not be available on terms favorable to the Company, if at all. If additional funds are raised by issuing equity securities, dilution to existing shareholders will result. In addition, in the event that additional funds are obtained through arrangements with collaborative partners, such arrangements may require the Company to relinquish rights to certain of its technologies or potential products that it would otherwise seek to develop or commercialize itself. If funding is insufficient at any time in the future, the Company may be required to delay, scale back or eliminate some or all of its marketing and research and development programs or to license third parties to commercialize products or technologies that the Company would otherwise seek to develop itself. Furthermore, the terms of any such license agreements might be less favorable than if the Company were negotiating from a stronger position. Moreover, if funding is insufficient at any time in the future, and the Company's existing funds are depleted, the Company may be required to cease operations.

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

Uncertainties Related to Stage of Development

         From the Company's inception in 1986 until it launched its first commercial product in June 1996, substantially all of its resources were dedicated to the research and development of wound healing and tissue repair applications of its topically administered copper-peptide compounds. Although the Company launched additional wound care product lines in 1997 and the first half of 1998 and expects further product launches in skin health and hair care in 1998, to date Company has generated only minimal revenues from product sales. The Company's revenues have principally been from fees for performance of contract manufacturing services, interest income, research fees and license fees. There can be no assurance that the Company's current products or its potential products, if successfully developed, will be successfully commercialized and accepted for use by physicians, healthcare providers and consumers. The failure of the Company to successfully develop its potential products or its failure to successfully commercialize its existing or potential products will have a material adverse effect on the Company's business, financial condition and results of operations.

Uncertainties Related to Clinical Trials and Product Development

         The Company is dependent upon the successful development of its potential products. Development of the Company's potential products is highly uncertain, and unanticipated developments, clinical and regulatory delays, adverse or unexpected side effects or inadequate therapeutic efficacy could slow or prevent the successful completion of the Company's product and technology development. There can be no assurance that the Company will obtain regulatory approval, that an approved product can be produced in commercial quantities at reasonable costs or gain acceptance for use by physicians, healthcare providers and consumers or that any potential products will be successfully marketed at prices that would permit the Company to operate profitably, the failure of any of which would have a material adverse effect on the Company's business, financial condition and results of operations.

Dependence on and Management of Existing and Future Corporate Alliances

     The successful commercialization of the Company's existing and future products will depend upon ProCyte's ability to enter into and effectively manage
numerous corporate partnerships.   ProCyte currently promotes certain of its
products through specialty distributors. Other products and technology are licensed for incorporation into products sold by others. In November 1997, the Company entered into an exclusive worldwide supply and marketing agreement with Osmotics Corporation ("Osmotics"), pursuant to which the Company granted Osmotics the right to introduce the Company's copper-peptide-containing products to the prestige skin care market. In December 1997, the Company entered into an exclusive distribution agreement with the Bard Medical Division ("Bard") of C.R. Bard, Inc. Pursuant to this agreement, Bard will be the exclusive supplier of the Company's wound care products to the hospital, nursing home and extended care markets in the United States and Canada. Subsequent to the Bard agreement, ProCyte entered into exclusive distribution agreements for the registration and distribution of certain of its wound care products in certain foreign countries. ProCyte plans to seek similar distribution partnerships in additional countries. There can be no assurance that any of the Company's collaborators will perform their obligations under their agreements with the Company or that the Company's products or the products of others that incorporate the Company's products or technology, will be successfully commercialized, any of which could have a material adverse effect on the Company's business, financial condition and results of operations.

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

Uncertainty of Patent Position and Proprietary Rights

     The patent positions of biotechnology, medical device and healthcare products companies are often uncertain and involve complex legal and factual questions, and the breadth of claims allowed in such patents cannot be predicted. In addition, there is a substantial backlog of patents at the US Patent and Trademark Office that may delay the review and the potential issuance of patents. The Company's success will depend to a significant degree on its ability to obtain patents and licenses to patent rights, to maintain trade secrets and to operate without infringing on the proprietary rights of others, both in the United States and in other countries. The failure of the Company or its licensors to obtain and maintain patent protection for the Company's technology could have a material adverse effect on the Company.

     ProCyte's success depends in part upon its ability to protect its products and technology under intellectual property laws in the United States and abroad. As of June 30, 1998, the Company had 18 issued United States patents expiring between 2005 and 2014, and 132 issued foreign patents and patent registrations. The patents relate to use of the Company's copper-based technology for a variety of healthcare applications, and to the composition of certain biologically active, synthesized compounds. The Company's strategy has been to apply for patent protection for certain compounds and their discovered uses that are believed to have potential commercial value in countries which offer significant market potential. There can be no assurance that patent applications relating to the technology used by the Company will result in patents being issued. There can be no assurance that any patent issued to the Company will not be subjected to further proceedings limiting the scope of the rights under the patent or that such patent will provide a competitive advantage or will afford protection against competitors with similar technology, or will not be successfully challenged, invalidated or circumvented by competitors.

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

     The Company also relies upon unpatented proprietary technology. There can be no assurance that the Company can meaningfully protect its rights in such unpatented technology, that any obligation to maintain the confidentiality of such proprietary technology will not be breached by employees, consultants, collaborators or others, or that others will not independently develop or acquire substantially equivalent technology. To the extent that corporate partners or consultants apply Company technological information independently developed by them or by others to Company projects or apply Company technology or know-how to other projects, disputes may arise as to the ownership of proprietary rights to such information. Any failure to protect unpatented proprietary technology or any breach of obligations designed to protect such technology or development of equivalent technology may have a material adverse effect on the Company's business, financial condition and results of operations.

Uncertainty of Government Regulatory Requirements

     The manufacture and marketing of ProCyte's products and its research and development activities in general are subject to extensive regulation in the United States by the federal government, principally by the FDA, and in other countries by similar health and regulatory authorities. The Federal Food, Drug and Cosmetic Act and the regulations promulgated thereunder, and other federal and state statutes govern, among other things, the testing, manufacture, safety, labeling, storage, record-keeping, advertising and promotion of cosmetic products and medical devices. Product development and approval or clearance within the regulatory framework requires a number of years and involves the expenditure of substantial resources.

     In order to obtain FDA clearance to market a new device in the United States for use in humans, it is necessary to proceed through several stages of product testing, including research and development, clinical trials, and the filing of a product 510(k) medical device application with the FDA to obtain authorization to market a product. The Company's products and product candidates may be regulated by any of a number of divisions of the FDA. The process of obtaining and maintaining regulatory approvals for the manufacturing or marketing of the Company's existing and potential products is costly and time-consuming and is subject to unanticipated delays. Accordingly, delays, rejections or unexpected costs may be encountered based on changes in the policy or regulations of the FDA or foreign governmental authorities during the period of product development and regulatory review, which changes may result in limitations or restrictions on the Company's ability to utilize its technology or develop product candidates. Regulatory requirements ultimately imposed could also adversely affect the ability of the Company to clinically test, manufacture or market products. Even if regulatory approval of a potential product is obtained, such approval may entail limitations on the indicated uses for which such product may be marketed, which may restrict the patient population for which any product may be prescribed. In addition, a marketed product is subject to continual FDA review. Later discovery of previously unknown problems or failure to comply with the applicable regulatory requirements may result in restrictions on marketing a product or withdrawal of the product from the market, as well as possible criminal or civil sanctions.

     In the United States, products that do not seek to make effectiveness claims based on human clinical evaluation may be subject to review and regulation under the FDA's cosmetic or 510(k) medical device guidelines. Similar guidelines exist for such products in other countries. Such products, which include wound care dressings, ointments and gels, must show safety and substantial equivalency with predicate products already cleared to be marketed by the FDA. There can be no assurance that such product applications submitted to the FDA or similar agencies in other countries will receive clearance to be marketed, or that the labeling claims sought will be approved, or that, if cleared, such products will be commercially successful.

     In addition to obtaining approval or clearance from the FDA or foreign regulatory bodies to market a product, the prospective manufacturer's quality control and manufacturing procedures must conform to current good manufacturing practices ("cGMPs") guidelines, or ISO 9000 standards, when appropriate. In complying with these regulations, which are subject to change at any time without notice to the Company, ProCyte must continue to expend time, effort and financial resources in production and quality control. In addition, ProCyte's manufacturing plant is subject to the regulations of and inspections by other foreign, federal, state or local agencies, such as local and regional water and waste treatment agencies, and state and federal safety and health agencies. There can be no assurance that the Company's manufacturing facility or its manufacturing operations will meet or continue to meet all appropriate guidelines or to pass inspections by any government agency.

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

Intense Competition

     Competition in the wound care, skin health and hair care markets is intense. The Company's competitors include well-established pharmaceutical, cosmetic and healthcare companies such as Bristol Myers Squibb's ConvaTec division, Kendall Healthcare Company, Johnson and Johnson, and Allergan. These competitors have substantially more financial and other resources, larger research and development staffs, and more experience and capabilities in researching, developing and testing products in clinical trials, in obtaining FDA and other regulatory approvals, and in manufacturing, marketing and distribution than the Company. In addition, a number of smaller companies are developing or marketing competitive products, some of which may have an entirely different approach than products being marketed or developed by the Company.
The Company's competitors may succeed in developing and commercializing products or obtaining patent protection or other regulatory approvals for products more rapidly than the Company. If the Company is successful in commercializing its products, it will be required to be competitive with respect to manufacturing efficiency and marketing capabilities, areas in which it has very limited experience. The Company's competitors may develop new technologies and products that are available for sale prior to the Company's potential products or that are more effective than the Company's existing or potential products. In addition, competitive products may be manufactured and marketed more successfully than the Company's potential products. Such developments could render the Company's existing or potential products less competitive or obsolete, and could have a material adverse effect on the Company's business, financial condition and results of operations.

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

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         None

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        None.


ITEM  2 - CHANGES IN SECURITIES AND USE OF PROCEEDS

      The Company issued 1,088,435 shares of its Common Stock in connection with the acquisition of HumaTech Laboratories, a Florida corporation, on April 27, 1998. The form of the transaction was a purchase of substantially all of HumaTech's assets in exchange for a combination of cash and shares of the Company's Common Stock. No underwriters were used and the recipients of the Company's Common Stock were the former shareholders of HumaTech.

      The shares issued to the former HumaTech shareholders were not registered under the Securities Act of 1933, as amended, pursuant to the exemption set forth in Section 4(2) thereof. All recipients of shares of the Company's Common Stock made certain representations to the Company as to investment intent, possessed a sufficient level of financial sophistication and received or had access to information about the Company. The shares issued in the transaction are subject to restrictions on transfer absent registration under the Securities Act, and no offers to sell the securities were made by any form of general solicitation or general advertisement.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      The annual meeting of the shareholders of the Company was held on June 10, 1998. Two matters were submitted to the shareholders for a vote. As of April 2, 1998, the record date, there were 13,364,958 shares eligible to vote at the meeting, of which 87.89% or 11,747,107 were present at the meeting, constituting a quorum. The first matter was the election of directors. The seven nominees for election as directors were elected to serve until the 1999 annual meeting of the shareholders, and until the election and qualification of their respective successors. The vote for each director follows:

                     DIRECTOR                          FOR                      WITHHELD
                   Jules Blake                     11,473,327                   273,780
                   Susan Browner                   11,516,577                   230,530
                   John Clifford                   11,456,427                   290,680
                   Matt Leavitt                    11,468,777                   278,330
                   Robert Patterson                11,475,127                   271,980
                   William Sullivan                11,454,727                   292,380
                   Thomas Tierney                  11,453,427                   293,680

         The second matter was the adoption of the 1998 non-employee director stock plan which was approved by a vote of 11,112,466 shares voting for, 460,424 shares voting against and 174,217 shares abstaining.

ITEM 5.  OTHER INFORMATION

         In accordance with the Company's Bylaws, a shareholder proposing to transact business at the Company's annual meeting must provide written notice of such proposal, in the manner provided by the

Company's Bylaws, not fewer than 60 nor more than 90 days prior to the date of such annual meeting (or, if the Company provides less than 60 days notice of such meeting, no later than the tenth day after the date of the Company's notice). In addition, if the Company receives notice of a shareholder proposal after March 15, 1999, the persons named as proxies in the proxy statement will have discretionary authority to vote on such shareholder proposal.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     10.1  ProCyte Corporation 1998 Nonemployee Director Stock Plan
     10.2  Change of Control Agreement for Ms. Robin Carmichael
     10.3  Change of Control Agreement for Ms. Susan Browner
     10.4  Change of Control Agreement for Mr. Ken Tapman
     10.5 Form of Indemnity Agreement between Procyte Corporation and each of various of its Officers and Directors
     27    Financial Data Schedule

(b)  Reports on Form 8-K

         The Company filed one report of Form 8-K during the second quarter ended June 30, 1998. The report was filed on April 27, 1998 and reported on the April 1998 acquisition of HumaTech Corporation.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          PROCYTE CORPORATION
                                              (REGISTRANT)




Date: August 12, 1998              By:             /s/ John F. Clifford
                                       -----------------------------------------
                                         John F. Clifford, President and CEO



Date: August 12, 1998              By:             /s/ Jerry Scott
                                       -----------------------------------------
                                         Jerry P. Scott, Vice President and CFO

                                 EXHIBIT INDEX



  Exhibit Number                            Title
  --------------                            -----
      10.1            ProCyte Corporation 1998 Nonemployee Director Stock Plan
      10.2            Change of Control Agreement for Ms. Robin Carmichael
      10.3            Change of Control Agreement for Ms. Susan Browner
      10.4            Change of Control Agreement for Mr. Ken Tapman
      10.5            Form of Indemnity Agreement between ProCyte Corporation and each of various of its Officers and Directors
      27              Financial Data Schedule