Form 10-Q
period 1998-09-30
PROCYTE CORP /WA/
filed 1998-10-28
CIK 856072

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                   FORM 10-Q


            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934.

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

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

                                Yes [X]  No [_]

As of October 26, 1998, there were issued and outstanding 14,489,803 shares of common stock, par value $.01 per share.

                              PROCYTE CORPORATION

                                     INDEX

PART I  -  FINANCIAL INFORMATION...................................................................   3
 Item 1. Financial Statements......................................................................   3
   Balance Sheets - as of September 30, 1998 (unaudited) and December 31, 1997.....................   3
   Statements of Operations - three and nine months ended September 30, 1998 and 1997 (unaudited)..   4
   Statements of Cash Flows - nine months ended September 30, 1998 and 1997 (unaudited)............   5
   Statements of Stockholders' Equity - nine months ended September 30, 1998 and 1997 (unaudited)..   6
   Notes to Financial Statements (unaudited).......................................................   7
 Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.....  10
 Item 3. Quantitative and Qualitative Disclosures About Market Risk................................  20

PART II - OTHER INFORMATION........................................................................  21
 Item 1. Legal Proceedings.........................................................................  21
 Item 2. Change in Securities......................................................................  21
 Item 3. Defaults Upon Senior Securities...........................................................  21
 Item 4. Submission of Matters to a Vote of Security Holders.......................................  21
 Item 5. Other Information.........................................................................  21
 Item 6. Exhibits and Reports on Form 8-K..........................................................  21
SIGNATURES.........................................................................................  22
EXHIBIT INDEX......................................................................................  23


                        PART I  - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

  BALANCE SHEETS - AS OF SEPTEMBER 30, 1998 (UNAUDITED) AND DECEMBER 31, 1997

                                                                     ------------------        -----------------
                                                                     September 30, 1998        December 31, 1997
                                                                     ------------------        -----------------
ASSETS
CURRENT ASSETS
  Cash and cash equivalents......................................       $  3,747,794             $  3,003,524
  Securities available for sale..................................          4,481,122                9,863,093
  Accounts receivable............................................            419,536                  208,247
  Inventories....................................................          2,113,278                1,927,325
  Other..........................................................            155,805                  154,887
                                                                        ------------             ------------
    TOTAL CURRENT ASSETS.........................................         10,917,535               15,157,076
PROPERTY AND EQUIPMENT, AT COST
  Equipment......................................................          2,607,359                2,484,535
  Leasehold improvements.........................................          5,513,850                5,513,850
  Less accumulated depreciation and amortization.................         (2,867,049)              (2,394,562)
                                                                        ------------             ------------
    PROPERTY AND EQUIPMENT, NET                                            5,254,160                5,603,823

INTANGIBLE ASSETS, AT COST
       Patents...................................................            290,930                  290,930
  Less accumulated amortization..................................           (137,271)                (125,269)
       Goodwill..................................................          3,150,000
  Less accumulated amortization..................................            (88,056)
                                                                        ------------             ------------
    INTANGIBLE ASSETS, NET                                                 3,215,603                  165,661

OTHER                                                                        178,385                  384,399
                                                                        ------------             ------------
    TOTAL ASSETS                                                        $ 19,565,683             $ 21,310,959
                                                                        ============             ============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable...............................................       $    241,686             $    203,764
  Accrued liabilities............................................            295,006                  470,643
                                                                        ------------             ------------
    TOTAL CURRENT LIABILITIES....................................            536,692                  674,407

DEFERRED LEASE PAYMENTS..........................................            120,877                   20,055

STOCKHOLDERS' EQUITY
  Preferred stock $.01 par value: 2,000,000 shares authorized;
   no shares issued or outstanding...............................
  Common stock $.01 par value: 30,000,000 shares authorized;
   14,468,678 and 13,364,958 shares issued and outstanding at
   September 30, 1998 and December 31, 1997, respectively........            144,687                  133,650


  Additional paid-in capital.....................................         84,305,793               82,801,830
  Accumulated deficit............................................        (65,542,366)             (62,318,983)
                                                                        ------------             ------------
    TOTAL STOCKHOLDERS' EQUITY...................................         18,908,114               20,616,497
                                                                        ------------             ------------
    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY...................       $ 19,565,683             $ 21,310,959
                                                                        ============             ============

                       See notes to financial statements

 STATEMENTS OF OPERATIONS - THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1998 AND
                               1997 (UNAUDITED)

                                               Three months ended September 30,          Nine months ended September 30,
                                                  1998                 1997                 1998                 1997
                                              ---------------------------------         --------------------------------
REVENUES
 Product sales...........................     $    640,341         $     41,391         $  1,485,927         $    123,963
 Contract manufacturing..................          123,280              135,723              255,267              705,706
                                              ------------         ------------         ------------         ------------
     TOTAL REVENUE.......................          763,621              177,114            1,741,194              829,669

OPERATING EXPENSES
 Cost of product sales...................          290,990               17,362              634,779               48,583
 Research and development................          492,743            1,025,296            1,605,931            3,677,586
 General and administrative..............        1,241,268            1,036,660            3,182,356            3,542,557
 Litigation settlement...................                                                                        (400,000)
                                              ------------         ------------         ------------         ------------
     TOTAL COSTS AND EXPENSES............        2,025,001            2,079,318            5,423,066            6,868,726
                                              ------------         ------------         ------------         ------------
     OPERATING LOSS......................       (1,261,380)          (1,902,204)          (3,681,872)          (6,039,057)

OTHER INCOME
 Interest income.........................          119,544              252,705              438,243              760,235
 Other income............................            7,912                                    20,246
                                              ------------         ------------         ------------         ------------
     TOTAL OTHER INCOME..................          127,456              252,705              458,489              760,235
                                              ------------         ------------         ------------         ------------
     NET LOSS............................      ($1,133,924)         ($1,649,499)         ($3,223,383)         ($5,278,822)
                                              ============         ============         ============         ============

     NET LOSS PER COMMON SHARE...........           ($0.08)              ($0.12)              ($0.23)              ($0.40)

Weighted average number of common shares
 used in computing net loss per common
 share...................................       14,468,678           13,340,058           13,992,016           13,315,257

                       See notes to financial statements

    STATEMENTS OF CASH FLOWS - NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                  (UNAUDITED)

                                                                     Nine months ended September 30,
OPERATING ACTIVITIES                                                  1998                     1997
                                                                  -----------              -----------
NET LOSS                                                          ($3,223,383)             ($5,278,822)
 Adjustments to reconcile net loss to net cash used in
  operating activities:
   Depreciation...............................................        489,300                  485,172
   Amortization of intangibles................................        100,058                   11,999
   Gain (loss) on sale of securities..........................         (2,841)                      86
   Expenses paid in stock.....................................         15,000                  194,250
 Changes in assets and liabilities:
  Increase in inventories (net of $130,000 acquired from
   HumaTech Corporation on April 27, 1998)....................        (55,953)              (1,190,374)
  Increase in accounts receivable (net of $115,000 acquired
   from HumaTech Corporation on April 27, 1998)...............        (96,289)                (230,230)
  Decrease in other current assets (net of $30,000 acquired
   from HumaTech Corporation on April 27, 1998)...............         29,082                   22,537
  Increase (decrease) in accounts payable.....................         37,922                 (164,544)
  Increase (decrease) in accrued liabilities..................       (175,637)                 234,778
  Increase (decrease) in deferred lease payments..............        100,822                     (119)
                                                                   ----------               ----------
     NET CASH USED IN OPERATING ACTIVITIES....................     (2,781,919)              (5,915,267)
                                                                   ----------               ----------

INVESTING ACTIVITIES
 Purchase of property and equipment...........................       (139,637)                (539,964)
 Purchase of securities.......................................       (499,922)             (44,160,774)
 Proceeds from sale or maturity of securities.................      5,884,734               53,334,935
 Purchase of assets of HumaTech Corporation on April 27, 1998.     (1,925,000)
 Decrease (increase) in security deposits.....................        206,014                 (225,000)
                                                                   ----------               ----------
     NET CASH PROVIDED BY INVESTING ACTIVITIES................      3,526,189                8,409,197
                                                                   ----------               ----------

     NET INCREASE IN CASH AND CASH EQUIVALENTS................        744,270                2,493,930

     CASH AND CASH EQUIVALENTS:
                                                                   ----------               ----------
         AT BEGINNING OF PERIOD...............................      3,003,524                1,804,875
                                                                   ----------               ----------
         AT END OF PERIOD.....................................     $3,747,794               $4,298,805
                                                                   ==========               ==========

                       See notes to financial statements

 STATEMENTS OF STOCKHOLDERS' EQUITY - NINE MONTHS ENDED SEPTEMBER 30, 1998 AND
                                1997 (UNAUDITED)

                                               Common Stock                  Additional
                                          ----------------------------        paid-in          Accumulated
                                           Shares            Par Value        Capital            Deficit            Total
                                          ----------         ---------       -----------      ------------        -----------
 BALANCE - JANUARY 1, 1997                13,277,558          $132,776       $82,576,340      ($55,870,339)       $26,838,777
                                          ----------          --------       -----------      ------------        -----------
Restricted stock granted to
 Hymedix at $2.59 per share on
 March 31, 1997...................            25,000               250            64,500                               64,750

Restricted stock granted to
 Hymedix at $2.59 per share on
 June 30, 1997....................            25,000               250            64,500                               64,750

Restricted stock granted to
 Hymedix at $2.59 per share on
 September 30, 1997...............            25,000               250            64,500                               64,750

Net loss, nine month period.......                                                              (5,278,822)        (5,278,822)
                                          ----------          --------       -----------      ------------        -----------
 BALANCE - SEPTEMBER 30, 1997             13,352,558          $133,526       $82,769,840      ($61,149,161)       $21,754,205
                                          ==========          ========       ===========      ============        ===========

 BALANCE - JANUARY 1, 1998                13,364,958          $133,650       $82,801,830      ($62,318,983)       $20,616,497
                                          ----------          --------       -----------      ------------        -----------
Shares issued in connection with
 the acquisition of the assets of
 HumaTech Corporation at $1.38
 per share on April 27, 1998......         1,088,435            10,884         1,489,116                            1,500,000

Shares issued under the 1998 Non-
 Employee Director stock plan at
 $0.98 per share on July 1, 1998..            15,285               153            14,847                               15,000

Net loss, nine month period.......                                                              (3,223,383)        (3,223,383)
                                          ----------          --------       -----------      ------------        -----------
 BALANCE - SEPTEMBER 30, 1998             14,468,678          $144,687       $84,305,793       (65,542,366)        18,908,114
                                          ==========          ========       ===========      ============        ===========

                       See notes to financial statements

                              PROCYTE CORPORATION
                   NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

1.  BASIS OF PRESENTATION

    The accompanying unaudited financial statements of ProCyte Corporation ("ProCyte" or the "Company") for the three- and nine-month periods ended September 30, 1998 and 1997 have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Pursuant to such rules and regulations, the financial statements do not include all of the information and footnotes required by generally accepted accounting principles for audited financial statements. Accordingly, this financial information should be read in conjunction with the complete audited financial statements, including the notes thereto, which are included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997. In the opinion of management, all material adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Interim results are not necessarily indicative of the results that may be expected for the year ending December 31, 1998.

2.  INVESTMENTS

    At September 30, 1998, the Company's investments consisted entirely of US Treasury bills & notes, US Agency securities, and investment-grade commercial paper. All investments are classified as "available for sale." At September 30, 1998, the cost and estimated market value for investments maturing in one year or less was $3,468,622, and for those maturing in one through five years was $1,012,500. There were no material unrealized gains or losses on investments at September 30, 1998.

3.  INVENTORIES

    Inventories consist of raw materials, work in process and finished goods, and are accounted for at the lower of cost or market. As of September 30, 1998, finished goods inventory was stated at $778,773, raw materials and work-in-process inventory was stated at $1,714,505, and a reserve for surplus and obsolete inventory was maintained at $380,000.

4.   STOCKHOLDERS' EQUITY

     Information relating to stock options granted, exercised, canceled and currently exercisable is as follows:


                                         Shares subject     Weighted average
                                            to option        exercise price
                                         --------------     ----------------

Balance - January 1, 1997............      1,442,193              $3.53


 Granted.............................        207,500              $2.07


 Exercised...........................              -                  -


 Canceled............................       (447,973)             $3.55
                                         -----------------------------------

Balance - September 30, 1997.........      1,201,720              $3.26
                                         ===================================

                                         Shares subject     Weighted average
                                            to option        exercise price
                                         --------------     ----------------

Balance - January 1, 1998............      1,304,374              $2.94

 Granted.............................        647,500              $1.30

 Exercised                                         -                  -

 Canceled............................       (413,814)             $2.86
                                         -----------------------------------

Balance - September 30, 1998.........      1,538,060              $2.28
                                         ===================================


Currently exercisable................        633,069              $3.47

                                         ===================================

     During the three-month period ended September 30, 1998, the Compensation Committee of the Board of Directors awarded incentive stock options to employees under the Company's 1989 Restated Stock Option Plan to purchase 11,000 shares of common stock. At September 30, 1998 the remaining number of shares reserved for issuance under the Company's various option plans were as follows:

                                                           Number of shares
                                                            available for
                 Option plan                                    option
                 -----------                               ----------------

1989 Restated Stock Option Plan.................                181,019
1996 Stock Option Plan..........................                450,000
1991 Non-Employee Director Stock Option Plan....                 16,000

5.   HUMATECH ACQUISITION

     On April 27, 1998 the Company purchased substantially all of the assets of HumaTech Corporation ("HumaTech"), a private distributor of specialty dermatological products to the professional market. The acquisition was effected through cash payments of $1.5 million and the distribution of 1,088,435 shares of ProCyte common stock (valued at $1.5 million at the time of the acquisition) to the selling HumaTech shareholders. Related acquisition costs amounted to approximately $425,000. The acquisition has been accounted for using the purchase method of accounting whereby the value of consideration paid has been allocated to the assets acquired, principally inventory and accounts receivable. Goodwill of $3.15 million resulted from the transaction and is being amortized over 15 years. In connection with the acquisition ProCyte entered into employment agreements with two of the HumaTech principals which, among other terms, provided for payments contingent on future sales of HumaTech products.

     The following table reflects pro forma consolidated operating results of the Company and HumaTech assuming the acquisition had been made as of January 1, 1997:

                                              NINE MONTHS ENDED SEPTEMBER 30,
                                               1998                     1997
                                               ----                     ----
  Pro forma revenue....................     2,369,000                2,170,000
  Pro forma net loss...................    (3,264,000)              (5,399,000)
  Pro forma loss per common share......      ($0.23)                  ($0.37)


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

Corporate Overview

     For the first nine months of 1998 ProCyte continued its marketing and development efforts for an array of wound care products, expanded its product line and channels of distribution in cosmetic surgery with the acquisition of HumaTech Corporation ("HumaTech"), and continued the development of complementary skin health and hair care products. As the Company's product line has expanded, it has continued to focus its efforts on the specialty tissue repair sectors - marketing its products primarily to dermatologists, plastic surgeons and cosmetic surgeons.

     The Company continued to refine its approach to marketing the GraftCyte(TM) line of copper-peptide containing wound care products for use following hair restoration in the first three quarters of 1998. Approximately 400,000 hair restoration procedures are performed annually in the United States. ProCyte is the only company to provide a line of products that address the importance of wound repair in the hair transplant process. The Company's GraftCyte(TM) products are promoted through specialty distributors and its own sales force.

     During the first quarter, the Company introduced Complex Cu3(TM) Intensive Repair Creme, a product used to treat patients following chemical peels, dermabrasion and laser treatments. The Company also began selling its Pillo(TM) Pro dressings which provide moisture absorption following liposuction procedures. Each year in the United States alone, an estimated 400,000 such surgeries are performed. In December 1997, ProCyte entered into an exclusive distribution agreement with the Bard Medical Division ("Bard") of C.R. Bard, Inc. Subject to certain minimum quarterly purchase requirements, ProCyte granted Bard the exclusive rights to distribute its wound care products in the hospital, nursing home and extended care markets in the United States and Canada. ProCyte's Iamin(R) Hydrating Gel, Iamin(R) Wound Cleanser, and OsmoCyte(R) Pillow Wound Dressings became the first Company products to be added to the Bard sales effort. The Company shipped its first orders to Bard in January 1998. During the second quarter ProCyte entered into a distribution agreement with Tanox Pharma for sales of Iamin(R) Hydrating Gel and OsmoCyte(R) Pillow Wound Dressings in China, Taiwan and Hong Kong. This agreement was expanded in September 1998 to add five more countries. Approval as a pharmaceutical in China has been received and the initial orders will be shipped before the end of 1998.

     During the second quarter the Company purchased substantially all the assets and business of HumaTech, a private company located in Boca Raton, Florida, which distributes prescription and over-the-counter topical drugs and skin care products to dermatologists, plastic surgeons and cosmetic surgeons. HumaTech sales representatives sell therapeutic skin care, dermatologic agents and anti-aging products as well as an advanced sun protection line, TiSilc(TM). Most HumaTech products are private-labeled or custom-packaged with the doctor's name. The Company expects that access to the HumaTech customer base and integration of its marketing approach will improve the rate of increase of sales of the Company's Complex Cu3(TM) and Tricomin(R) products. The Company also expects that as a result of the acquisition there will be opportunities to enhance the sales of HumaTech products by integrating HumaTech products with the Company's existing product lines, reformulating certain HumaTech products, and redesigning the HumaTech packaging and marketing materials.

     The Company commenced shipping its Tricomin(R) line of triamino copper containing hair care products to physicians' offices in the third quarter of 1998. Tricomin(R) shampoos, conditioners, and follicle therapy solution are positioned to participate in the rapidly growing $1.5 billion United States hair care market as a program for the maintenance of thinning hair in men and women. Hair follicles require high concentrations of biological copper and the Tricomin(R) products deliver copper along with amino acids and botanicals for nourishing and stimulating the hair and scalp for improved health, strength, and appearance. Beginning in the fourth quarter the Company will initiate a series of consumer advertisements focused specifically on the haircare needs and concerns of an aging babyboomer population.

Operating Losses

     The Company is engaged in the development of healthcare products utilizing copper-peptide containing and polymer-based compounds. Such development has historically been funded from the Company's equity-derived working capital and through corporate partnerships. The Company has incurred operating losses since its inception due to financial and regulatory requirements required to support research, development and clinical studies of its proprietary technology. At September 30, 1998, the Company's accumulated deficit was approximately $65.5 million. The Company expects to incur additional operating losses for a number of years until its product lines have been expanded and have achieved market acceptance.

Revenue

     For the three- and nine-month periods ended September 30, 1998, ProCyte generated total operating revenue of approximately $763,621 and $1,741,194, respectively, from product sales and from performing contract manufacturing services. Comparable revenues were $177,114 and $829,669 for the three- and nine-month periods ended September 30, 1997. Sales of HumaTech products amounting to approximately $475,367 are included in ProCyte's operating revenue for the three months ended September 30, 1998. The nine-month period ended on that date includes sales of HumaTech products subsequent to the acquisition on April 27, 1998, amounting to approximately $828,557. The comparable periods in 1997 do not include any sales of HumaTech products.

     Revenue from product sales was approximately $640,341 and $1,485,927 during the three- and nine-month periods ended September 30, 1998, respectively, up from $41,391 and $123,963 during the three and nine months ended September 30, 1997. The increase was primarily a result of revenue from HumaTech products, revenue from new products (especially the Cu3 line) and revenue from the sale of various wound care products to Bard. A restructuring of Bard's non-hospital sales approach reduced sales to Bard during the third quarter.

     Contract manufacturing revenue decreased from $705,706 during the nine months ended September 30, 1997 to $255,267 during the comparable period in 1998. This decline resulted from the completion of a contract manufacturing project in 1997 that did not carry over into 1998, and from product regulatory delays faced by one of the Company's largest contract manufacturing customers that have indefinitely delayed this customer's need for the Company's services.

     Interest income was approximately $119,544 and $438,243 for the three- and nine-month periods ended September 30, 1998, compared to $252,705 and $760,235 for the comparable periods in 1997. The decrease in interest income was primarily a result of reduced funds available for investment.

Expenses

     Research and development expenses were approximately $492,743 and $1,605,931 for the three- and nine-month periods ended September 30, 1998, primarily reflecting the continuation of the Company's expenditures for development of wound care, skin health and hair care product candidates. This compares to research and development expenses of $1,025,296 and $3,677,586 for the comparable three- and nine-month periods in 1997. This decrease resulted from reduced staffing levels and from the completion of various primary research projects and studies. The Company anticipates that expenditures for product development will remain at or near current levels.

     General and administrative expenses were approximately $1,241,268 and $3,182,356 for the three- and nine-month periods ended September 30, 1998, compared to $1,036,660 and $3,542,557 for the same periods in 1997. The increase in general and administrative expenses during the third quarter of 1998 over the same period in the prior year reflects certain additional costs of absorbing the HumaTech operation and expanded sales and marketing efforts related to the launch of Tricomin(R). The decrease in general and administrative expenses for the nine months ended September 30, 1998 compared to the same period in the prior year is primarily related to reduced staffing levels and to the consolidation of the Company's facilities. The Company anticipates that expenditures will remain at or near current levels although it is in the process of eliminating certain duplicative functions. The Company expects to complete the relocation of the HumaTech operations to Redmond, Washington, during the fourth quarter of 1998. In May 1997 the Company received a negotiated final settlement payment of $400,000 from one of its insurance carriers resulting from the 1996 settlement of the shareholder lawsuit filed against the Company in October 1994.

Liquidity and Capital Resources

     The Company has relied primarily on equity financing, interest income, product sales, contract manufacturing revenue and corporate partnerships to fund its operations and capital expenditures. At September 30, 1998, the Company had approximately $8.2 million in cash, cash equivalents and securities available for sale, as compared to $12.9 million at December 31, 1997.

The principal components of the $4.7 million decrease are approximately $1.9 million used for the HumaTech acquisition and $2.8 million used to fund ongoing operations. The Company expects that its operating cash needs will continue at similar levels in future periods.

     The increase of $211,289 in trade accounts receivable during the nine-month period ending September 30, 1998 reflects accounts attributable to the HumaTech acquisition and the increase in sales of ProCyte products. For the nine-month period ending September 30, 1998, inventory rose by $185,953, primarily as a result of inventory purchased in the HumaTech acquisition.

     On September 28, 1998 ProCyte received a non-compliance letter from the NASDAQ Stock market ("NASDAQ") as a result of the price of its common stock being below $1.00 per share over a period of 30 consecutive trading dates. The company has until December 26, 1998 to meet this requirement for a minimum of 10 consecutive trading dates. The Board is considering a number of options in this regard, including the feasibility of a stock repurchase. See "Important Factors Regarding Forward-Looking Statements Potential Delisting from NASDAQ National market System."

         The Company believes that its existing cash, cash equivalents, securities available for sale, and interest thereon, will be sufficient to meet its capital requirements at least through 1999. However, there can be no assurance that the underlying assumed levels of revenue and expense will prove accurate. Although the Company believes that its existing and potential products appear promising, it is unknown whether any of such products will prove commercially viable. In any event, substantial additional funds will be needed to commercialize existing products and to continue development of potential products. The Company will depend upon equity financing, contract manufacturing fees, interest income, product revenues and funding from corporate partnerships to meet its future capital needs. There can be no assurance that such funds will be available as needed or on terms that are acceptable to the Company. In addition, the Company's ability to raise funds is likely to be adversely affected if it is unable to meet the listing criteria on NASDAQ. If the Company is unable to obtain sufficient funds to satisfy its cash requirements, the Company will be required to delay, reduce or eliminate some or all of its research and development activities and manufacturing and administrative programs, or dispose of assets or technology. See "Important Factors Regarding Forward-Looking Statements."

Year 2000 Software Issue

     The Company recognizes that its operations may be negatively affected by the widely discussed software problems anticipated with the new millennium, either from its own computer systems or its interactions with outside vendors, service providers and government agencies. In connection with the relocation of the operations of HumaTech the Company has substantially upgraded its computer hardware and implemented new accounting and distribution software which are certified by the vendors to be year 2000 compliant. The Company plans to implement any additional vendor upgrades and modifications necessary to avoid year 2000 software issues and does not expect that the incremental cost of addressing this issue will be significant. The Company presently believes that the year 2000 issues can be effectively avoided, but it intends to develop a contingency plan to allow operations to continue even if significant issues are experienced. There can be no assurance that the Company has accurately assessed the need for software and computer upgrades or modifications in this regard and if such upgrades and modifications are not made, or if they are not made on a timely basis, or if third parties fail to adequately anticipate and remediate issues with software, computers and embedded processors, year 2000 problems could have a material impact on the operations of the Company.

IMPORTANT FACTORS REGARDING FORWARD-LOOKING STATEMENTS

History of Operating Losses; Accumulated Deficit; Fluctuations in Future
Earnings

     The Company launched its first product in 1996, launched additional wound care products in 1997 and the first nine months of 1998 and expects further product launches in skin health and hair care products in 1998 and 1999. To date, however, the Company has generated only minimal revenues from product sales and there can be no assurance that the Company will be able to generate sufficient product sales to achieve a profitable level of operations. As of September 30, 1998, the Company's accumulated deficit was approximately $65.5 million. The Company expects to incur additional operating losses at least through 1999. Historically, the Company's revenues have principally been from interest income, research fees, license fees and fees for contract manufacturing services. The Company's ability to achieve a consistent, profitable level of operations is dependent in large part on successfully manufacturing its products, entering into agreements with corporate partners for distribution and commercialization of the Company's products and out-licensing of the Company's products and technology, of which there can be no assurance. In addition, payments under corporate partnerships and licensing arrangements, if any, will be subject to significant fluctuations in both timing and amounts. The time required to reach sustained profitability is highly uncertain, and there can be no assurance that the Company will be able to achieve profitability on a sustained basis, if at all. Moreover, if profitability is achieved, the level of profitability cannot be predicted and it may vary significantly from quarter to quarter.

Need for Additional Capital

     The Company expects negative cash flow from operations to continue for the foreseeable future. The Company may require substantial additional funds to expand or enhance its sales and marketing activities and to continue product development. The Company's future capital requirements will depend on numerous factors, including its efforts, and the efforts of its collaborative partners, to commercialize its products; continued progress in the Company's research and development programs; the results of research and development activities; relationships with existing and future corporate collaborators, if any; competing technological and market developments; the costs involved in filing, prosecuting and enforcing patent claims; the time and costs of commercialization activities; and other factors. At September 30, 1998 the Company had cash, cash equivalents and securities available for sale of $8.2 million. The Company estimates that at its planned rate of spending, its existing cash, cash equivalents and securities available for sale and the interest income thereon will be sufficient to meet its capital requirements at least through 1999. There can be no assurance that the underlying assumed levels of revenue and expense will prove accurate. Whether or not these assumptions prove to be accurate, the Company will need to raise substantial capital to fund operations. The Company may be required to seek additional funding through public or private financing, including equity financing, and through collaborative arrangements. Adequate funds for these purposes, whether obtained through financial markets or from collaborative or other arrangements with corporate partners or other sources, may not be available when needed or may not be available on terms favorable to the Company, if at all. If additional funds are raised by issuing equity securities, dilution to existing shareholders will result. In addition, in the event that additional funds are obtained through arrangements with collaborative partners, such arrangements may require the Company to relinquish rights to certain of its technologies or potential products that it would otherwise seek to develop or commercialize itself. If funding is insufficient at any time in the future, the Company may be required to delay, scale back or eliminate some or all of its marketing and research and development programs or to license third parties to commercialize products or technologies that the Company would otherwise seek to develop itself. Furthermore, the terms of any such license agreements might be less favorable than if the Company were negotiating from a stronger position. Moreover, if funding is insufficient at any time in the future, and the Company's existing funds are depleted, the Company may be required to cease operations.

Potential Delisting from NASDAQ National Market System; Application of Rule 15g-9 and Penny Stock Rules

     The Company's common stock is listed on the NASDAQ National Market System. In order to remain listed on the NASDAQ, an issuer must comply with the "continued listing criteria" established by the NASDAQ. These criteria include, among others, (i) net tangible assets of $4 million, (ii) a public float of 750,000 shares with market value of $5 million, (iii) 400 shareholders, (iv) two market makers, and (v) a minimum bid price requirement of $1.00 per share. Since August 14, 1998, the Company has not met the minimum bid price criterion for continued listing. NASDAQ has informed the Company that if it does not meet this requirement by December 26, 1998, NASDAQ will delist the Company's securities from the NASDAQ National Market System.

     If delisted from the NASDAQ National Market System, the Company would seek to list its securities on another securities exchange. If the Company were unable to meet the eligibility requirements for such an exchange, trading of the Company's securities could continue only on the OTC Bulletin Board or in the non-NASDAQ over-the-counter market. Because real-time price information may no longer be available, an investor is likely to find it more difficult to dispose of, or obtain accurate quotations on the market value of, the Company's securities.

     In addition, purchases and sales of the Company's securities may be subject to Rule 15g-9 of the Exchange Act. This Rule imposes various sales practice requirements on broker-dealers who sell securities governed by the Rule to persons other than established customers and accredited investors (generally institutions with assets exceeding $5 million or individuals with a net worth exceeding $1 million or annual income exceeding $200,000 or $300,000 jointly with their spouse). For transactions covered by Rule 15g-9, the broker-dealer must specially determine the purchaser's suitability and obtain the purchaser's written consent before the sale. Application of his Rule is likely to adversely affect the ability of broker-dealers to sell the Company's securities, the salability of the securities in the secondary market and the ability of the Company to raise funds.

     The Company's securities may also become subject to penny stock rules, which could have a material adverse effect on their market liquidity. The Securities and Exchange Commission regulates broker-dealer practices in connection with transactions in "penny stocks," which generally are equity securities priced at less than $5.00 per share (other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that the exchange or system gives current price and volume information). The penny stock rules require a broker-dealer, before trading in a penny stock not exempt from the rules, to give the customer a standardized document providing information about penny stocks and the risks in the penny stock market, current bid and offer quotations for the penny stock, and a statement of the compensation of the broker-dealer and its salesperson in the transaction. The broker dealer must also provide monthly account statements showing the market value of each penny stock held in the customer's account. If NASDAQ delists the Company's securities and its common stock continues to trade below the $5.00 per share threshold, the Company's securities may fall within the definition of penny stocks. If the penny stock rules were to apply, these disclosure requirements are likely to reduce the level of trading activity in the secondary market for the Company's securities and make selling the securities more difficult for an investor.

Uncertainties Related to Contract Manufacturing Operations

     Since inception, a substantial portion of the Company's revenues have been derived from its contract manufacturing operations as the Company has sought to more fully utilize its existing facility's capacity while its own products were under development. For the foreseeable future, ProCyte expects to continue to have excess manufacturing capacity as it works to complete development, and begin commercialization, of its potential products. Accordingly, the Company will continue to seek contract manufacturing opportunities. Contract manufacturing revenues will be adversely affected to the extent the Company's customers decide to manufacture their products themselves or choose to have them manufactured elsewhere. In addition, the Company's contract manufacturing revenues may be adversely affected to the extent its customers experience regulatory delays, product recalls, or competitive pressures in the marketplace. The Company expects that it will recognize significantly less revenue from contract manufacturing in 1998 than it recognized in 1997 as a result of the loss of two of its most significant contract manufacturing customers, one of whom faces an indefinite delay in receiving FDA clearance. There can be no assurance that contract revenues in the future will be significant.

Uncertainties Related to Stage of Development

         From the Company's inception in 1986 until it launched its first commercial product in June 1996, substantially all of its resources were dedicated to the research and development of wound healing and tissue repair applications of its topically administered copper-peptide compounds. Although the Company launched additional wound care product lines in 1997 and the first nine months of 1998 and expects further product launches in skin health and hair care in 1998 and 1999, to date the Company has generated relatively minor revenues from product sales. Historically, the Company's revenues have principally been from fees for contract manufacturing services, interest income, research fees and license fees. There can be no assurance that the Company's current products or its potential products, if successfully developed, will be successfully commercialized and accepted for use by physicians, healthcare providers and consumers. The failure of the Company to successfully develop its potential products or its failure to successfully commercialize its existing or potential products will have a material adverse effect on the Company's business, financial condition and results of operations.

Uncertainties Related to Product Development

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

Dependence on and Management of Existing and Future Corporate Alliances

     The successful commercialization of the Company's existing and future products will depend upon ProCyte's ability to enter into and effectively manage corporate partnerships. ProCyte currently promotes certain of its products through specialty distributors. Other products and technology are licensed for incorporation into products sold by others. In November 1997, the Company entered into an exclusive worldwide supply and marketing agreement with Osmotics Corporation ("Osmotics"), pursuant to which the Company granted Osmotics the right to introduce the Company's copper-peptide-containing products to the prestige skin care market. In December 1997, the Company entered into an exclusive distribution agreement with the Bard Medical Division ("Bard") of C.R. Bard, Inc. Pursuant to this agreement, Bard will be the exclusive supplier of the Company's wound care products to the hospital, nursing home and extended care markets in the United States and Canada. Subsequent to the Bard agreement, ProCyte entered into exclusive distribution agreements for the registration and distribution of certain of its wound care products in certain foreign countries. ProCyte plans to seek similar distribution partnerships in additional countries. There can be no assurance that any of the Company's collaborators will perform their obligations under their agreements with the Company or that the Company's products or the products of others that incorporate the Company's products or technology, will be successfully commercialized, any of which could have a material adverse effect on the Company's business, financial condition and results of operations.

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

     ProCyte's success depends in part upon its ability to protect its products and technology under intellectual property laws in the United States and abroad. As of September 30, 1998, the Company had 18 issued United States patents expiring between 2005 and 2014, and 132 issued foreign patents and patent registrations. The patents relate to use of the Company's copper-based technology for a variety of healthcare applications, and to the composition of certain biologically active, synthesized compounds. The Company's strategy has been to apply for patent protection for certain compounds and their discovered uses that are believed to have potential commercial value in countries which offer significant market potential. There can be no assurance that patent applications relating to the technology used by the Company will result in patents being issued. There can be no assurance that any patent issued to the Company will not be subjected to further proceedings limiting the scope of the rights under the patent or that such patent will provide a competitive advantage or will afford protection against competitors with similar technology, or will not be successfully challenged, invalidated or circumvented by competitors.

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

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         None

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     None.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

     None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     None.

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

                                                    PROCYTE CORPORATION
                                                        (REGISTRANT)

Date: October 28, 1998                By:          /s/ John F. Clifford
                                          --------------------------------------
                                           John F. Clifford, President and CEO


Date: October 28, 1998                By:          /s/ Jerry Scott
                                          --------------------------------------
                                          Jerry P. Scott, Vice President and CFO

                                 EXHIBIT INDEX

  Exhibit Number                     Title
  --------------                     -----
       27                   Financial Data Schedule