Form 10-K
period 1998-12-31
PROCYTE CORP /WA/
filed 1999-02-25
CIK 856072

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT
                                    OF 1934

For the fiscal year ended December 31, 1998       Commission file number 0-18044

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

Indicate by check mark if disclosure of delinquency filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K {_}.

As of February 1, 1999 there were issued and outstanding 14,522,198 shares of common stock, par value $.01 per share.

The aggregate market value of common stock held by non-affiliates as of February 1, 1999 was $12.3 million, based upon the average of the closing high and low prices of such stock as reported by the NASDAQ National Market.

                      DOCUMENTS INCORPORATED BY REFERENCE

Parts of the following documents are incorporated by reference in Parts II and III of this Form 10-K report: (1) the Proxy Statement for the Registrant's 1999 Annual Meeting of Shareholders scheduled to be held May 26, 1999, and (2) the Registrant's 1998 Annual Report to Shareholders.

                              ProCyte Corporation

                                 1998 Form 10-K

                               Table of contents

PART I...........................................................................................    3

 Item 1. Business................................................................................    3

 Item 2. Properties..............................................................................   13

 Item 3. Legal Proceedings.......................................................................   13

 Item 4. Submission of Matters to a Vote of Security Holders.....................................   13

PART II..........................................................................................   13

 Item 5. Market for Company's Common Stock and Related Shareholder Matters.......................   13

 Item 6. Selected Financial Data.................................................................   14

 Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations...   14

 Item 7a Quantitative and Qualitative Disclosures About Market Risk..............................   17

 Item 8. Financial Statements and Supplementary Data.............................................   17

 Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure....   30

PART III.........................................................................................   30

PART IV..........................................................................................   30

 Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.......................   31

                                     PART I

Item 1.  Business

     The entire discussion in this report, as well as other management discussion of the Company's goals and expectations as reported in the Company's 1998 Annual Report to Shareholders contains Forward-Looking statements that are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. The words "believe", "expect", "intend", "anticipate", variations of such words and similar expressions identify Forward-Looking statements, but their absence does not mean that the statement is not Forward-Looking. These statements are not guaranties of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. Factors that could affect the Company's actual results include, among other things, the availability of adequate funding, the availability of contract manufacturing opportunities, relationships with corporate collaborators, the rate of market acceptance of the Company's products, the availability of third-party reimbursement for the Company's products, the ability to obtain and defend patent and related future products and intellectual property rights and to market the Company's products and the status of competing products. See "Important Factors Regarding Forward-Looking Statements." Readers are cautioned not to place undue reliance on these Forward-Looking statements, which speak only as of the date of this report. ProCyte undertakes no obligation to update publicly any Forward-Looking statement to reflect new information, events or circumstances after the date of this report or to reflect the occurrence of unanticipated events.

General

     ProCyte Corporation ("ProCyte" or the "Company") is a Washington corporation organized in 1986. ProCyte is a healthcare company that develops, manufactures and markets products for wound care, skin health and hair care. Certain of the Company's products incorporate its patented copper peptide technology or its patented hydropolymer technology.

     The Company's products are targeted for use in specialty medical markets to provide solutions for chronic wounds, skin health and hair conditions, and for the related consumer markets. The Company's business currently focuses on three target markets: chronic wound care; skin care including wound care associated with plastic & cosmetic surgery and dermatology; and hair care.

     ProCyte's goal is to generate profitability from the sale of products that it develops, licenses or acquires. To augment the commercialization of its products and technology, the Company has entered into and plans to continue to enter into, distribution and license agreements primarily in the wound care and consumer markets. Consistent with this goal, the Company intends to retain the proprietary rights to its products and technologies.

Products and Markets

     In 1998, ProCyte continued its focus on its copper peptide formulations in products that address wound care, skin health and hair care needs. The Company has identified three primary markets for its products.

Chronic Wound Care

     Since inception, the Company has focused its energies on the chronic wound care market. Worldwide this market is estimated to exceed $3 billion. It is highly fragmented, with many competitors and price constraints. For these reasons, ProCyte collaborates with partners to market its chronic wound care products. The Company has chosen to negotiate comprehensive agreements with major companies for the United States,

Latin America, Europe and the Far East rather than individual agreements for each country. In 1998, ProCyte continued to introduce new products to its partners for wound care in hospitals, nursing homes and extended care facilities.

     In December 1997, ProCyte entered into an exclusive distribution agreement covering the United States and Canada, with the Bard Medical Division ("Bard") of C.R. Bard, Inc., for the hospital, nursing home and extended care markets. Bard is required to make certain minimum annual purchases. ProCyte's Iamin(R) Hydrating Gel, Iamin(R) Wound Cleanser, and OsmoCyte(R) Pillow Wound Dressings became the first Company products to be added to the Bard sales effort, which began in January 1998.

     Subsequent to the Bard agreement, ProCyte has entered into exclusive distribution agreements for the registration and distribution of certain of its wound care products in various foreign countries, including Merck KGaA for Latin America and South Africa, and Tanox Pharma for the Far East. ProCyte is seeking a similar distribution partnership for Europe. The Company anticipates that product registration in certain countries may take well over a year, and there can be no assurance that registration will be obtained or that the products will be commercially successful in all of the various countries. See "- Important Factors Regarding Forward-Looking Statements - Government Regulation."

     A related field of use for ProCyte's chronic wound care products is the veterinary market. At present, the Company's products for veterinary care applications are promoted through specialty distributors.

Dermatology, Plastic & Cosmetic Surgery and Skin Care

     ProCyte believes its products are well suited for use in the medical specialties of dermatology and plastic & cosmetic surgery. Most of the products developed by ProCyte incorporate the Company's clinically tested copper peptide formulations or its patented hydropolymer technology. The biological actions of copper have been documented in the scientific literature and include its ability to stimulate collagen synthesis, new blood vessel growth and tissue repair. The Company believes its technology has potential value in the consumer skin care market. There is an increasing consumer and physician awareness of the ability to improve skin health and appearance with products designed specifically to meet the needs of the aging population. In addition there are an increasing number of cosmetic procedures performed each year as the baby boomer population ages. ProCyte has introduced a number of products tailored to the needs of these markets, including the GraftCyte(TM) System, Pillo(TM) Pro Absorbent Dressings and the Complex Cu3(TM) System. With the acquisition of HumaTech Corporation on April 27, 1998 the Company's product line expanded to include a therapeutic skin care line comprised of prescription and over-the-counter topical drugs, sun protection, and anti-aging skin care products.

     Introduced in 1998, the Company's Complex Cu3(TM) Intensive Repair Creme has been used to treat patients following chemical peels, dermabrasion and laser treatments. In addition, the line includes Complex Cu3(TM) Hydrating Gel and Complex Cu3(TM) Gentle Cleanser, providing a comprehensive approach to post-procedure care. The Company's Pillo(TM) Pro Absorbent Dressings, which provide moisture absorption required following liposuction, were also introduced in 1998.

     ProCyte's GraftCyte(TM) System was inaugurated in 1997 to address the special tissue repair needs of patients following hair restoration surgery. The GraftCyte(TM) System currently consists of five differentiated products - GraftCyte(TM) Moist Dressings for use during and after surgery; GraftCyte(TM) Concentrated Spray to provide continuous hydration of the scalp after surgery; GraftCyte(TM) Post-Surgical Shampoo and GraftCyte(TM) Post-Surgical Conditioner to provide a gentle cleansing of the scalp. In 1998 the GraftCyte(TM) single patient Pack was introduced to provide convenience to the patient and the physician.

     ProCyte markets these products for use in specialized surgical and skin care practices through its own sales representatives and a contract sales force.

     In January 1999 the Company agreed to provide copper peptide formulations to Neutrogena Corporation (Neutrogena) for evaluation of its potential for use in consumer skin care products to be marketed by Neutrogena on a worldwide basis. In the fourth quarter of 1997, ProCyte entered into an exclusive worldwide supply and license agreement with Osmotics Corporation ("Osmotics"), pursuant to which the Company granted Osmotics the right to introduce the Company's copper peptide containing products to the prestige skin care market. Osmotics announced the first such product in January 1998, - Blue Copper(TM) -an anti-aging formulation sold at cosmetic counters in such stores as Saks and Neimann Marcus.

     Hair Care

     The Company commenced shipping its Tricomin(R) line of triamino copper complex containing hair care products to physicians' offices in the third quarter of 1998. Tricomin(R) shampoos, conditioners, and follicle therapy solution are positioned to participate in the rapidly growing $1.5 billion United States hair care market as a program for the maintenance of thinning hair in men and women. Hair follicles require high concentrations of biological copper and the Tricomin(R) products deliver copper along with amino acids for nourishing and stimulating the hair and scalp for improved health, strength, and appearance. The Company has initiated a series of consumer advertisements focused specifically on the hair care needs and concerns of an aging babyboomer population. The release of these products provides the physicians a non-drug alternative to the problem of thinning hair.

     In January 1999 Neutrogena agreed to pay the Company for an exclusive option to evaluate the proprietary triamino copper complex used in the Tricomin(R) products in anticipation of an agreement to purchase and use this material in hair care products that Neutrogena would market in the worldwide consumer hair care market.


Additional Product Development and/or Acquisitions

     The Company plans to continue its skin health and hair care product development, and expects to introduce products in 1999 which incorporate the
tripeptide copper complex into anti-aging products.    The Company reported
expenditures of $2,422,076, $3,774,415 and $6,738,922 on research and development in 1998, 1997 and 1996, respectively.

     The Company also plans to continue to evaluate companies, products and technologies which offer synergistic opportunities for the Company to leverage its position in the medical marketplace, for acquisition and/or distribution by the Company.

Contract Manufacturing

     The Company continues to optimize the use of its manufacturing facility by offering services to industry clientele. During 1998, the Company continued to provide contract manufacturing services to biotechnology and pharmaceutical companies and has expanded its customer base significantly. ProCyte expects to continue to provide contract manufacturing services in the future and to produce clinical and commercial quantities of certain of its copper peptide compounds for use by it and its partners. See "- Important Factors Regarding Forward-Looking Statements."

Business Relationships

Bard Medical

     In the fourth quarter of 1997 ProCyte entered into an exclusive distribution agreement with the Bard Medical Division of C.R. Bard, Inc. (the "Bard Agreement"), pursuant to which the Company granted to Bard the exclusive rights in the United States and Canada to distribute wound care products manufactured by ProCyte. The Bard Agreement, which has an initial term of three years, specifies the products to be distributed by Bard in the hospital, nursing home and home healthcare markets, and sets minimum purchases required of

Bard during the initial three-year term. Bard's purchases of ProCyte products during the year ended December 31, 1998 exceeded the minimum required.

Tanox Pharma

     During the second quarter of 1998 ProCyte entered into a distribution agreement with Tanox Pharma International, Inc., a division of Tanox Biosystems, Inc., for sales of Iamin(R) Hydrating Gel and OsmoCyte(R) Pillow Wound Dressings in China, Taiwan and Hong Kong. This agreement was expanded in September 1998 to include five additional countries. Approval of Iamin(R) Hydrating Gel as a pharmaceutical in China has been received and the initial orders were shipped in December 1998. Approval for OsmoCyte(R) Pillo Dressings is expected by the second quarter of 1999.

Merck KGaA

     In the first quarter of 1999, ProCyte entered into an exclusive distribution agreement with a unit of The Merck Group, a $5 billion German pharmaceutical company, for the registration, promotion and distribution of ProCyte's wound care products to the chronic wound care markets in Latin America and South Africa. The Merck agreement has a ten year term and establishes milestones and minimum purchase quantities that are contingent upon product registration in certain countries. The product registration process is currently underway in several countries and initial shipments are expected in 1999.

Neutrogena Corporation

     In the first quarter of 1999, ProCyte entered into two agreements with Neutrogena Corporation, a Johnson and Johnson company, permitting evaluation of ProCyte's patented copper peptide technology for skin care products and hair care products. The first agreement is an option and product study agreement covering the incorporation of ProCyte's AHK:cu technology into products that Neutrogena would sell into the worldwide consumer hair care market. The other agreement is a product study agreement to evaluate ProCyte's GHK:cu technology for potential Neutrogena products for the worldwide consumer skin care market.

Osmotics Corporation

     In the fourth quarter of 1997 ProCyte entered into a supply and marketing agreement with Osmotics Corporation (the "Osmotics Agreement"), pursuant to which the Company granted to Osmotics a limited, worldwide, non-transferable right to purchase and use one of ProCyte's copper peptide compounds for making and selling skin care products for prestige skin care markets. Such rights are exclusive to the prestige skin care market where the ultimate sale of products is at retail department store cosmetic counters and international perfumeries, but nonexclusive where the ultimate sale of products is at prestige skin care salons and spas. ProCyte has the exclusive right to manufacture the copper peptide compound for sale to Osmotics and may purchase from Osmotics products made to its specifications for sale in the dermatology, cosmetic/plastic surgery, and related medical markets. The Osmotics Agreement sets forth certain milestones, minimum payments and royalties payable by Osmotics to ProCyte. In January 1999 ProCyte received a payment from Osmotics for the balance due on the minimum payment for 1998.

     ProCyte intends to establish corporate alliances with others who are capable of pursuing registrations of the Company's copper-based wound care products and technology in Europe and elsewhere. There can be no assurance that the Company will be successful in attracting or retaining corporate alliances on terms favorable to the Company, whether for the Company's wound care technology or otherwise, that the interests and motivations of any corporate partner or licensee would be or remain consistent with those of the Company, or that such partners or licensees would successfully perform the necessary technology transfer, clinical development, regulatory compliance, manufacturing, marketing or other obligations. Suspension or termination of agreements with the Company's current or future distributors, partners or licensees could have a material adverse affect on the development of the Company's proposed products and could materially adversely affect the Company's financial position. See "-Important Factors Regarding Forward-Looking Statements - Uncertainty of Corporate Alliances."

Employees

     At December 31, 1998, the Company had 37 full-time employees, of whom two hold Ph.D. degrees. At year-end, 4 employees were engaged in product development, 11 in manufacturing, distribution and quality control, 17 in sales and marketing, and 5 in accounting, finance and administration. The Company does not expect to increase staff in 1999, except in customer contact areas as required by increases in sales volume. The Company has arranged with an independent field sales organization to obtain five additional dedicated sales representatives on a contract basis in markets not covered by the Company's sales force. The Company believes that its relations with its employees are good.

Important Factors Regarding Forward-Looking Statements

History of Operating Losses; Accumulated Deficit; Fluctuations in Future
Earnings

     The Company launched its first product in 1996, launched additional wound care products in 1997 and 1998 and expects further product launches of skin health and hair care products in 1999. To date, however, the Company has generated only minimal revenues from sales of products based on its proprietary technology and there can be no assurance that the Company will be able to generate sufficient product sales to achieve a profitable level of operations. As of December 31, 1998, the Company's accumulated deficit was approximately $66.8 million. The Company expects to incur additional operating losses at least through 1999. Historically, the Company's revenues have principally been from interest income, research fees, license fees and fees for contract manufacturing services. The Company's ability to achieve a consistent, profitable level of operations is dependent in large part on successfully manufacturing its products, entering into agreements with corporate partners for distribution and commercialization of the Company's products and out-licensing of the Company's products and technology, of which there can be no assurance.
In addition, payments under corporate partnerships and licensing arrangements, if any, will be subject to significant fluctuations in both timing and amounts. The time required to reach sustained profitability is highly uncertain, and there can be no assurance that the Company will be able to achieve profitability on a sustained basis, if at all. Moreover, if profitability is achieved, the level of profitability cannot be predicted and it may vary significantly from quarter to quarter.

Need for Additional Capital

     The Company expects negative cash flow from operations to continue for the foreseeable future. The Company may require substantial additional funds to expand or enhance its sales and marketing activities and to continue product development. The Company's future capital requirements will depend on numerous factors, including its efforts, and the efforts of its collaborative partners, to commercialize its products; continued progress in the Company's research and development programs; the results of research and development activities; relationships with existing and future corporate collaborators, if any; competing technological and market developments; the costs involved in filing, prosecuting and enforcing patent claims; the time and costs of commercialization activities; and other factors. At December 31, 1998 the Company had cash, cash equivalents and securities available for sale of $6.9 million. The Company estimates that at its planned rate of spending, its existing cash, cash equivalents and securities available for sale and the interest income thereon will be sufficient to meet its capital requirements at least through 1999.
There can be no assurance that the underlying assumed levels of revenue and expense will prove accurate. Whether or not these assumptions prove to be accurate, the Company will need to raise substantial capital to fund operations. The Company may be required to seek additional funding through public or private financing, including equity financing, and through collaborative arrangements. Adequate funds for these purposes, whether obtained through financial markets or from collaborative or other arrangements with corporate partners or other sources, may not be available when needed or may not be available on terms favorable to the Company, if at all. If issuing equity securities raises additional funds, dilution to existing shareholders will result. In addition, in the event that additional funds are obtained through arrangements with collaborative partners, such arrangements may require the Company to relinquish rights to certain of its technologies or potential products that it would otherwise seek to develop or commercialize itself. If funding is insufficient at any time in the future, the Company may be required to delay, scale back or eliminate some or all of its marketing and research and development programs or to license third parties to commercialize products or technologies that the Company would otherwise seek to develop itself. Furthermore, the terms of any such license agreements might be less favorable than if the Company were negotiating from a stronger position. Moreover, if funding is insufficient at any time in the future, and the Company's existing funds are depleted, the Company may be required to cease operations.

Non compliance with NASDAQ National Market System listing criteria; Application of Rule 15g-9 and Penny Stock Rules

     The Company's common stock is listed on the NASDAQ National Market System. In order to remain listed on the NASDAQ, an issuer must comply with the "continued listing criteria" established by the NASDAQ. These criteria include, among others, (i) net tangible assets of $4 million, (ii) a public float of 750,000 shares with market value of $5 million, (iii) 400 shareholders, (iv) two market makers, and (v) a minimum bid price requirement of $1.00 per share.
Since August 14, 1998, the Company has not met the minimum bid price criterion for continued listing. NASDAQ informed the Company that if it did not meet this requirement by December 26, 1998, NASDAQ would delist the Company's securities from the NASDAQ National Market System. The Company requested a continued listing notwithstanding its failure the meet the bid price requirement and presented it's plan to return to compliance at a hearing held on February 12, 1999. The NASDAQ delisting action was stayed pending the outcome of that hearing which the Company expects to learn by the end of February 1999.

     If delisted from the NASDAQ National Market System, the Company would seek to list its securities on another securities exchange. If the Company were unable to meet the eligibility requirements for such an exchange, trading of the Company's securities could continue on the OTC Bulletin Board or in the non-NASDAQ over-the-counter market. Because real-time price information may no longer be available, an investor is likely to find it more difficult to dispose of, or obtain accurate quotations on the market value of, the Company's securities.

     In addition, purchases and sales of the Company's securities may be subject to Rule 15g-9 of the Exchange Act. This Rule imposes various sales practice requirements on broker-dealers who sell securities governed by the Rule to persons other than established customers and accredited investors (generally institutions with assets exceeding $5 million or individuals with a net worth exceeding $1 million or annual income exceeding $200,000 or $300,000 jointly with their spouse). For transactions covered by Rule 15g-9, the broker-dealer must specially determine the purchaser's suitability and obtain the purchaser's written consent before the sale. Application of this Rule is likely to adversely affect the ability of broker-dealers to sell the Company's securities, the salability of the securities in the secondary market and the ability of the Company to raise funds.

     The Company's securities may also become subject to penny stock rules, which could have a material adverse effect on their market liquidity. The Securities and Exchange Commission regulates broker-dealer practices in connection with transactions in "penny stocks," which generally are equity securities priced at less than $5.00 per share (other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that the exchange or system gives current price and volume information). The penny stock rules require a broker-dealer, before trading in a penny stock not exempt from the rules, to give the customer a standardized document providing information about penny stocks and the risks in the penny stock market, current bid and offer quotations for the penny stock, and a statement of the compensation of the broker-dealer and its salesperson in the transaction. The broker dealer must also provide monthly account statements showing the market value of each penny stock held in the customer's account. If NASDAQ delists the Company's securities and its common stock continues to trade below the $5.00 per share threshold, the

Company's securities may fall within the definition of penny stocks. If the penny stock rules were to apply, these disclosure requirements are likely to reduce the level of trading activity in the secondary market for the Company's securities and make selling the securities more difficult for an investor .

Uncertainties Related to Contract Manufacturing Operations

     Since inception, a substantial portion of the Company's revenues have been derived from its contract manufacturing operations as the Company has sought to more fully utilize its existing facility's capacity while its own products were under development. For the foreseeable future, ProCyte expects to continue to have excess manufacturing capacity as it works to commercialize its potential products. Accordingly, the Company will continue to seek contract manufacturing opportunities. Contract manufacturing revenues will be adversely affected to the extent the Company's customers decide to manufacture their products themselves or choose to have them manufactured elsewhere. In addition, the Company's contract manufacturing revenues may be adversely affected to the extent its customers experience regulatory delays, product recalls, or competitive pressures in the marketplace. There can be no assurance that contract revenues in the future will be significant.

Uncertainties Related to Product Development

     From the Company's inception in 1986 until it launched its first commercial product in 1996, substantially all of its resources were dedicated to the research and development of wound healing and tissue repair applications of its topically administered copper peptide compounds. To date the Company has generated relatively minor revenues from sales of copper peptide containing products. There can be no assurance that the Company's current products or potential products will be successfully commercialized and accepted for use by physicians, healthcare providers and consumers.

     The Company is dependent upon the successful development of its current and potential products. Development of the Company's potential products is highly uncertain, and unanticipated developments, clinical and regulatory delays, adverse or unexpected side effects or inadequate therapeutic efficacy could slow or prevent the successful completion of the Company's product and technology development. There can be no assurance that the Company will obtain regulatory approval, that an approved product can be produced in commercial quantities at reasonable costs or gain acceptance for use by physicians, healthcare providers and consumers or that any potential products will be successfully marketed at prices that would permit the Company to operate profitably, the failure of any of which would have a material adverse effect on the Company's business, financial condition and results of operations.

Dependence on and Management of Existing and Future Corporate Alliances

     The successful commercialization of the Company's existing and future products will depend upon ProCyte's ability to enter into and effectively manage
corporate partnerships.   ProCyte currently promotes certain of its products
through specialty distributors. Other products and technology are licensed for incorporation into products sold by others. In November 1997, the Company entered into an exclusive worldwide supply and marketing agreement with Osmotics Corporation ("Osmotics"), pursuant to which the Company granted Osmotics the right to introduce the Company's copper peptide containing products to the prestige skin care market. In December 1997, the Company entered into an exclusive distribution agreement with the Bard Medical Division ("Bard") of C.R. Bard, Inc. Pursuant to this agreement, Bard will be the exclusive supplier of the Company's wound care products to the hospital, nursing home and extended care markets in the United States and Canada. Subsequent to the Bard agreement, ProCyte entered into similar exclusive distribution agreements for the registration and distribution of certain of its wound care products in the Far East and Latin America with Tanox Pharma and Merck KGaA, respectively. ProCyte plans to seek similar distribution partnerships in additional countries as well as alliances for development, manufacturing, marketing and distribution of products for the consumer market. There can be no assurance that any of the Company's collaborators will perform their obligations under their agreements with the Company or that the Company's products or the products of others that incorporate the Company's products or technology, will be successfully commercialized, any of which could have a material adverse effect on the Company's business, financial condition and results of operations .

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

     ProCyte's success depends in part upon its ability to protect its products and technology under intellectual property laws in the United States and abroad. As of December 31, 1998, the Company had 18 issued United States patents expiring between 2005 and 2014, and 132 issued foreign patents and patent registrations. The patents relate to use of the Company's copper-based technology for a variety of healthcare applications, and to the composition of certain biologically active, synthesized compounds. The Company's strategy has been to apply for patent protection for certain compounds and their discovered uses that are believed to have potential commercial value in countries, which offer significant market potential. There can be no assurance that patent applications relating to the technology used by the Company will result in patents being issued. There can be no assurance that any patent issued to the Company will not be subjected to further proceedings limiting the scope of the rights under the patent or that such patent will provide a competitive advantage or will afford protection against competitors with similar technology, or will not be successfully challenged, invalidated or circumvented by competitors.

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

     In addition to obtaining approval or clearance from the FDA or foreign regulatory bodies to market a product, the prospective manufacturer's quality control and manufacturing procedures must conform to current good manufacturing practices ("cGMPs") guidelines, or ISO 9000 standards, when appropriate. In comply ing with these regulations, which are subject to change at any time without notice to the Company, ProCyte must continue to expend time, effort and financial resources in production and quality control. In addition, ProCyte's manufacturing plant is subject to the regulations of and inspections by other foreign, federal, state or local agencies, such as local and regional water and waste treatment agencies, and state and federal safety and health agencies. There can be no assurance that the Company's manufacturing facility or its manufacturing operations will meet or continue to meet all appropriate guidelines or to pass inspections by any government agency.

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


Intense Competition

     Competition in the wound care, skin health and hair care markets is intense. The Company's competitors include well-established pharmaceutical, cosmetic and healthcare companies such as Bristol Myers Squibb's ConvaTec and BioMatrix divisions, Johnson and Johnson, Obagi and Allergan. These competitors have substantially more financial and other resources, larger research and development staffs, and more experience and capabilities in researching, developing and testing products in clinical trials, in obtaining FDA and other regulatory approvals, and in manufacturing, marketing and distribution than the Company. In addition, a number of smaller companies are developing or marketing competitive products, some of which may have an entirely different approach than products being marketed or developed by the Company. The Company's competitors may succeed in developing and commercializing products or obtaining patent protection or other regulatory approvals for products more rapidly than the Company. If the Company is successful in commercializing its products, it will be required to be competitive with respect to manufacturing efficiency and marketing capabilities, areas in which it has very limited experience. The Company's competitors may develop new technologies and products that are available for sale prior to the Company's potential products or that are more effective than the Company's existing or potential products. In addition, competitive products may be manufactured and marketed more successfully than the Company's potential products. Such developments could render the Company's existing or potential products less competitive or obsolete, and could have a material adverse effect on the Company's business, financial condition and results of operations.

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

Item 2.  Properties

     The Company presently leases approximately 33,000 square feet of production, laboratory and office space at its facility in Redmond, Washington. In July 1997, the Company consolidated its facilities, moving from its 28,000 square foot laboratory and corporate office space in Kirkland, Washington to the
expanded Redmond site, which houses the Company's production facility.   At that
time the Company executed a ten-year lease for the Redmond facility. The Company completed the relocation of the acquired operations of HumaTech Corporation to the Redmond facility during the fourth quarter of 1998.

Item 3.  Legal Proceedings

     The Company is not a party to any litigation that would have a material adverse effect on the Company or its business.

Item 4.  Submission of Matters to a Vote of Security Holders

     No matters were submitted to the shareholders for vote during fourth quarter 1998.

                                    PART II

Item 5.  Market for Company's Common Stock and Related Shareholder Matters

     The Company's common stock is traded on the NASDAQ National Market under the symbol "PRCY." The following table sets forth the high and low bid prices for the company's common stock as reported by the NASDAQ National Market for the periods indicated. Such prices reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

                                        High                    Low
                                       -----------------------------
            1997

            First quarter               2 3/8                   1 3/4

            Second quarter              1 7/16                  1 1/8

            Third quarter               1 7/16                  1 1/32

            Fourth quarter              1 1/16                  1 5/32

            1998

            First quarter              1 23/32                    7/8

            Second quarter              1 7/8                    13/16

            Third quarter               1 3/16                   13/16

            Fourth quarter               25/32                   11/32

            1999

            Through February 15,        1 3/32                    7/16

     At the close of business on February 1, 1999 there were 458 holders of record of the Company's common stock. ProCyte has not paid any cash dividends on its common stock and does not intend to pay cash dividends in the foreseeable future.

Item 6.  Selected Financial Data

                                           1998            1997           1996            1995            1994

   Revenue........................   $  2,720,444    $  1,856,776   $  3,275,957   $   4,320,056    $  4,472,983
   Cost and expenses..............      7,726,233       8,305,420     12,633,076      16,714,991      16,626,701
   Net loss.......................     (4,466,947)     (6,448,644)    (9,357,119)    (12,394,935)    (12,153,718)
   Net loss per common share......         $(0.32)         $(0.48)        $(0.71)         $(0.95)         $(0.97)
   Weighted average number
    of common shares used in
    computing net loss per
    common share..................     14,117,485      13,326,929     13,210,036      13,100,818      12,593,131

   Cash, cash equivalents and
    short term investments........   $  6,938,981    $ 12,866,617   $ 20,846,836    $ 36,077,520    $ 43,014,137
   Total assets...................     18,302,378      21,310,959     27,963,658      45,093,558      50,013,086
   Total liabilities..............        622,828         694,462      1,124,881       9,209,004       1,863,311
   Stockholders' equity...........   $ 17,679,550    $ 20,616,497   $ 26,838,777    $ 35,884,554    $ 48,149,775

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     Corporate Overview

     During 1998 ProCyte continued its marketing and development efforts for an array of wound care products, expanded its product line and channels of distribution in cosmetic surgery with the acquisition of HumaTech Corporation ("HumaTech"), and continued the development of complementary skin health and hair care products. As the Company's product line has expanded, it has continued to focus its efforts on the specialty tissue repair sectors - marketing its products primarily to dermatologists, plastic surgeons and cosmetic surgeons.

     The Company continued to refine its approach to marketing the GraftCyte(TM) line of copper peptide containing wound care products for use following hair restoration in 1998. Approximately 300,000 hair restoration procedures are performed annually in the United States. ProCyte is the only company to provide a line of products that address the importance of wound repair in the hair transplant process. The Company's GraftCyte(TM) products are promoted through specialty distributors and its own sales force.

     During the first quarter of 1998 the Company introduced Complex Cu3(TM) Intensive Repair Creme, a product used to treat patients following chemical peels, dermabrasion and laser treatments. In addition, Complex Cu3(TM) Hydrating Gel and Complex Cu3(TM) Gentle Cleanser were also launched to provide a comprehensive approach to post-procedure care. The Company also began selling its Pillo(TM) Pro Absorbent Dressings which provide moisture absorption following liposuction procedures. Each year in the United States alone, an estimated 500,000 such surgeries are performed. In December 1997, ProCyte entered into an exclusive distribution agreement with the Bard Medical Division ("Bard") of C.R. Bard, Inc. Subject to certain minimum annual purchase requirements, ProCyte granted Bard the exclusive rights to distribute its wound care products in the hospital, nursing home and extended care markets in the United States and Canada. ProCyte's Iamin(R) Hydrating Gel, Iamin(R) Wound Cleanser, and OsmoCyte(R) Pillow Wound Dressings became the first Company products to be added to the Bard sales effort. The Company shipped its first orders to Bard in January 1998. During the second quarter ProCyte entered into a distribution agreement with Tanox Pharma for sales of Iamin(R) Hydrating Gel and OsmoCyte(R) Pillow Wound Dressings in China, Taiwan and Hong Kong. This agreement was expanded in September 1998 to add five more countries. Approval as a pharmaceutical in China has been received and the initial orders were shipped in December 1998. In January 1999 the Company and Neutrogena signed a product study agreement to evaluate ProCyte's GHK:cu technology for inclusion in potential products that Neutrogena would sell in the worldwide consumer skin care market.

     During the second quarter of 1998 the Company purchased substantially all the assets and business of HumaTech, a private company located in Boca Raton, Florida, which distributed therapeutic skin care products and prescription and over-the-counter topical drugs to dermatologists, plastic surgeons and cosmetic surgeons. At the time of the acquisition the HumaTech product line included therapeutic skin care products, dermatological agents and anti-aging products as well as TiSilc(TM), an advanced sun protection product. Most HumaTech products were private-labeled or custom-packaged with the doctor's name. The Company expects that access to the HumaTech customer base and integration of its marketing approach will improve the rate of increase of sales of the Company's Complex Cu3(TM) and Tricomin(R) products. The Company also expects that as a result of the acquisition there will be opportunities to enhance the sales of the HumaTech product line by integrating the HumaTech products with the Company's product line, reformulating certain of the HumaTech products, and redesigning the HumaTech packaging and marketing materials.

     The Company commenced shipping its Tricomin(R) line of triamino copper complex containing hair care products to physicians' offices in the third quarter of 1998. Tricomin(R) shampoos, conditioners, and follicle therapy solution are positioned to participate in the rapidly growing $1.5 billion United States hair care market as a program for the maintenance of thinning hair in men and women. Hair follicles require high concentrations of biological copper and the Tricomin(R) products deliver copper along with amino acids for nourishing and stimulating the hair and scalp for improved health, strength, and appearance. The Company has initiated a series of consumer advertisements focused specifically on the hair care needs and concerns of the aging babyboomer population. In January 1999 the Company and Neutrogena signed an option and product study agreement covering the evaluation of the Company's proprietary triamino copper technology for use in potential consumer hair care products to be marketed worldwide by Neutrogena.

     Operating Losses

     The Company is engaged in the development of healthcare products utilizing copper peptide containing and polymer-based compounds. Such development has historically been funded from the Company's equity-derived working capital and through corporate partnerships. The Company has incurred operating losses since its inception due to the costs of supporting research, development and clinical studies of its proprietary technology. At December 31, 1998, the Company's accumulated deficit was approximately $66.8 million. The Company expects to incur additional operating losses until its product lines have been expanded and have achieved market acceptance.

     Revenue

     During the year ended December 31, 1998, ProCyte generated total operating revenue of $2,720,444 from product sales, contract manufacturing and royalties. Comparable revenues were $949,148 for the year ended December 31, 1997, and $1,653,013 for the year ended December 31, 1996. Sales of HumaTech products amounting to approximately $1.29 million are included in ProCyte's 1998 operating revenue. The 1997 and 1996 amounts do not include any sales of HumaTech products since the acquisition occurred on April 27, 1998.

     Revenue from product sales was $2,177,784 during the year ended December 31, 1998, up from $184,034 during the year ended December 31, 1997 and $30,563 during the year ended December 31, 1996. The increase in 1998 was primarily a result of revenue from HumaTech products, revenue from new products and revenue from the sale of various wound care products to Bard. The increase in 1997 reflects the introduction of the Company's first products.

     Contract manufacturing revenue decreased from $708,104 and $705,706 during the years ended December 31, 1996 and 1997, respectively, to $436,167 during 1998. This decline resulted from the completion of a contract manufacturing project in 1997 that did not carry over into 1998, and from product regulatory delays faced by one of the Company's largest contract manufacturing customers that have indefinitely delayed this customers need for the Company's services. Revenue from royalties and licenses in 1996 includes final payments totaling $900,000 from a single license agreement.

     Interest income was $538,842 during the year ended December 31, 1998, compared to $907,628 and $1,622,944 during the years ended December 31, 1997 and 1996, respectively. The decrease in interest income was primarily a result of reduced funds available for investment.

     Expenses

     The cost of product sales increased from $13,910 in 1996 to $449,261 in 1997 and $963,733 in 1998. This reflects the increase in products sold and, in 1998, the introduction of HumaTech products with generally lower margins than those based on proprietary technology. In 1997 cost of product sales includes the establishment of a reserve for obsolete and excess inventory in the amount of $380,000.

     Research and development expenses were $2,422,076, $3,774,415 and $6,738,911 during the years ended December 31, 1998, 1997 and 1996, respectively, reflecting the continuation of the Company's expenditures for development of wound care, skin health and hair care product candidates. The decreases resulted from reduced staffing levels and from the completion of various research projects and studies. The Company anticipates that expenditures for product development will remain at or near current levels during 1999.

     Selling, general and administrative expenses were $4,340,424, $4,481,744 and $4,880,255 during the years ended December 31, 1998, 1997 and 1996, respectively. Although selling, general and administrative expenses have not changed significantly over the three years, the 1998 amount reflects the additional costs of absorbing the HumaTech operation and expanded sales and marketing efforts related to the launch of Tricomin(R), offset by reduced staffing levels and the consolidation of the Company's facilities. The Company anticipates that during 1999 expenditures will remain at or near current levels as a proportion of product sales. The Company completed the closure of the Boca Raton, Florida, office and the relocation of the HumaTech operations to Redmond, Washington, during the fourth quarter of 1998.

     Liquidity and Capital Resources

     The Company has relied primarily on equity financing, interest income, product sales, contract manufacturing revenue and corporate partnerships to fund its operations and capital expenditures. At December 31, 1998, the Company had approximately $6.9 million in cash, cash equivalents and securities available for sale, as compared to $12.9 million at December 31, 1997. The principal components of the $6 million decrease are approximately $1.9 million used for the HumaTech acquisition and approximately $4.1 million used to fund ongoing operations. The Company expects that its operating cash needs will continue at similar levels in future periods.

     The increase of $483,949 in accounts receivable during the year ended December 31, 1998 reflects accounts attributable to the HumaTech acquisition and the increase in sales of ProCyte products and services. For the year ended December 31, 1998, finished goods inventory rose by $73,536 primarily as a result of inventory purchased in the HumaTech acquisition.

     On September 28, 1998 ProCyte received a non-compliance letter from the NASDAQ Stock market ("NASDAQ") as a result of the price of its common stock being below $1.00 per share for a period of 30 consecutive trading dates. The company has requested continued listing despite the failure to meet the listing criteria and presented its plan to return to compliance at a hearing on February 12, 1999. See "Important Factors Regarding Forward-Looking Statements
Potential Delisting from NASDAQ National market System."

          The Company believes that its existing cash, cash equivalents, securities available for sale, and interest thereon, will be sufficient to meet its capital requirements at least through 1999. However, there can be no assurance that the underlying assumed levels of revenue and expense will prove accurate. Although the Company believes that its existing and potential products appear promising, it is unknown whether any of such products will prove commercially viable. In any event, substantial additional funds will be needed to commercialize existing products and to continue development of potential products. The Company will depend upon equity financing, contract manufacturing fees, interest income, product revenues and funding from corporate partnerships to meet its future capital needs. There can be no assurance that such funds will be available as needed or on terms that are acceptable to the Company. In addition, the Company's ability to raise funds is likely to be adversely affected if it is unable to comply with the listing criteria on NASDAQ. If the Company is unable to obtain sufficient funds to satisfy its cash requirements, the Company will be required to delay, reduce or eliminate some or all of its research and development activities and manufacturing and administrative programs, or dispose of assets or technology. See "Important Factors Regarding Forward-Looking Statements."

     Year 2000 Software Issue

     The Company recognizes that its operations may be negatively affected by the widely discussed software problems anticipated with the new millennium, either from its own computer systems or its interactions with outside vendors, service providers, customers and government agencies. In connection with the relocation of the operations of HumaTech the Company has substantially upgraded its computer hardware and implemented new accounting and distribution software which are represented by the vendors to be year 2000 compliant. The Company does not believe that it incurred any incremental cost specifically attributable to Year 2000 issues in connection with the new hardware and software installations and it expects that the costs to be incurred for monitoring and testing remaining systems (including security systems, phone systems, machine control systems, etc.) will not be significant. Moreover, the Company does not anticipate that any significant capital expenditures will be required to remediate any deficiencies revealed by the testing and monitoring currently in process. The Company plans to implement any additional vendor upgrades and modifications necessary to avoid year 2000 software issues and does not expect that the incremental cost of such upgrades and modifications will be significant. The Company believes that it has arranged for adequate stockpiles of critical raw materials and that it is not dependent on any single source of supply and consequently the Company does not intend to survey suppliers concerning their preparedness. In the Company's judgement the most reasonably likely worst case scenario would be short-term disruptions of the Company's supply chain and customer payments. The Company presently believes that it is well positioned to address these issues, but it intends to have a contingency plan in place by the end of 1999 to allow operations to continue even if significant disruptions are experienced. There can be no assurance that the Company has accurately assessed the need for software and computer upgrades or modifications in this regard and if such upgrades and modifications are not made, or if they are not made on a timely basis, or if third parties fail to adequately anticipate and remediate issues with software, computers and embedded processors, or if there are severe disruptions of the overall business infrastructure, year 2000 problems could have a material impact on the operations of the Company.

Item 7a  Quantitative and Qualitative Disclosures About Market Risk

     Not applicable.

Item 8.  Financial Statements and Supplementary Data

                                                                                                     Page
Index to Financial Statements and Schedules

Balance Sheets as of December 31, 1998 and 1997                                                      18

Statements of Operations for the years ended December 31, 1998, 1997, and 1996                       19

Statements of Cash Flows for the years ended December 31, 1998, 1997, and 1996                       20

Statements of Stockholders' Equity for the years ended December 31, 1998, 1997, and 1996             21

Notes to Financial Statements                                                                        22

Report of Independent Accountants                                                                    29

Note: All schedules have been omitted because of the absence of conditions under which they are required or because the required information is included in the Financial Statements or notes thereto.

                                                   ProCyte Corporation
                                                      Balance Sheets

                                                                          December 31,1998            December 31,1997
                                                                       -------------------------------------------------
ASSETS
Current Assets
 Cash and cash equivalents..............................               $  2,003,896               $  3,003,524
 Securities available for sale..........................                  4,935,085                  9,863,093
 Accounts receivable, net of reserve....................                    692,196                    208,247
 Finished goods inventory, net of reserve...............                    489,333                    415,797
 Other..................................................                     85,634                    154,887
                                                                       -------------------------------------------------
 Total current assets...................................                  8,206,144                 13,645,548

Raw materials and work in process, net of reserve.......                  1,493,557                  1,511,528

Property and Equipment
 Equipment..............................................                  2,658,276                  2,484,535
 Leasehold improvements.................................                  5,513,850                  5,513,850
 Less accumulated depreciation and amortization.........                 (3,008,159)                (2,394,562)
                                                                       -------------------------------------------------
 Property and equipment, net............................                  5,163,967                  5,603,823

Intangible Assets
 Patents................................................                    290,930                    290,930
 Goodwill...............................................                  3,150,000                          -
 Less accumulated amortization..........................                   (281,829)                  (125,269)
                                                                       -------------------------------------------------
 Intangible assets, net.................................                  3,159,101                    165,661

Note Due From Employee..................................                    103,504                          -
Security Deposits.......................................                    176,105                    384,399
                                                                       -------------------------------------------------
Total Assets............................................               $ 18,302,378               $ 21,310,959
                                                                       =================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
 Accounts payable.......................................               $    107,726               $    203,764
 Accrued liabilities....................................                    389,885                    470,643
                                                                       -------------------------------------------------
 Total current liabilities..............................                    497,611                    674,407

Deferred Lease Payments.................................                    125,217                     20,055
Commitments.............................................                          -                          -

Stockholders' Equity
 Preferred stock $.01 par value: 2,000,000 shares authorized; no
  shares issued or outstanding.                                                   -                          -

 Common stock $.01 par value: 30,000,000 shares authorized;
  14,489,803 and 13,364,958 shares issued and outstanding at
  December 31, 1998 and 1997, respectively..............                    144,898                    133,650
 Additional paid-in capital.............................                 84,320,582                 82,801,830
 Accumulated deficit....................................                (66,785,930)               (62,318,983)
                                                                       -------------------------------------------------
 Total stockholders' equity.............................                 17,679,550                 20,616,497
                                                                       -------------------------------------------------
Total Liabilities and Stockholders' Equity..............               $ 18,302,378               $ 21,310,959
                                                                       =================================================
See notes to financial statements

                                                ProCyte Corporation
                                             Statements of Operations


                                                                      Twelve Months Ended December 31,
                                                                    1998            1997            1996
                                                              ----------------------------------------------
Revenues
 Product sales....................................            $  2,177,784    $    184,034    $     30,563
 Contract manufacturing...........................                 436,167         705,706         708,104
 Licenses, royalties and other....................                 106,493          59,408         914,346
                                                              --------------------------------------------
 Total revenue....................................               2,720,444         949,148       1,653,013

 Cost of product sales............................                 963,733         449,261          13,910
                                                              ----------------------------------------------
                                                                 1,756,711         499,887       1,639,103

Operating Expenses
 Selling, general & administrative................               4,340,424       4,481,744       4,880,255
 Research & development...........................               2,422,076       3,774,415       6,738,911
 Litigation settlement............................                       -        (400,000)      1,000,000
                                                              ----------------------------------------------
 Total expenses...................................               6,762,500       7,856,159      12,619,166
                                                              ----------------------------------------------
 Operating Loss...................................              (5,005,789)     (7,356,272)    (10,980,063)

Interest Income...................................                 538,842         907,628       1,622,944
                                                              ----------------------------------------------

                                                              ----------------------------------------------
Net loss..........................................             ($4,466,947)    ($6,448,644)    ($9,357,119)
                                                              ==============================================

Net loss per common share.........................                  ($0.32)         ($0.48)         ($0.71)

Weighted average number of common shares used in
computing net loss per common share..............               14,117,485      13,326,929      13,210,036

See notes to financial statements

                                                   ProCyte Corporation

                                                Statements of Cash Flows

                                                                                     Twelve Months Ended December 31,
Operating Activities                                                               1998            1997             1996
                                                                          ---------------------------------------------------
Net Loss                                                                    ($4,466,947)    ($6,448,644)     ($9,357,119)

Adjustments to reconcile net loss to net cash used in operating activities:

 Depreciation and amortization...................................               786,970         746,329        1,077,294

 (Gain) loss on sale of securities...............................                  (683)           (765)          50,036

 Gain on sale of property & equipment............................                     -         (58,643)               -

 Stock issued to pay expenses....................................                30,000         226,366          200,899

 Changes in assets and liabilities:

   (Increase) decrease in finished goods inventories, in 1998
    net of $130,000 acquired from HumaTech Corporation...........               (73,536)       (235,603)        (180,194)

   (Increase) decrease in raw materials and work in process......               147,971      (1,094,982)        (416,546)

   Increase in accounts receivables, in 1998 net of $115,000
    acquired from HumaTech Corporation...........................              (368,949)        (59,616)               -

   Decrease in other current assets, in 1998 net of $30,000
    acquired from HumaTech Corporation...........................                99,253          15,062          158,536

   Decrease in accounts payable..................................               (96,038)       (131,079)        (343,855)

   Increase (decrease) in accrued liabilities....................               (80,758)       (309,247)          68,756

   Decrease in litigation settlement payable, net of $3,000,000
    insurance receivable.........................................                     -               -       (4,750,000)

   Increase in note due from employee............................              (103,504)              -                -
   Increase (decrease) in deferred lease payments................               105,162           9,907          (59,024)
                                                                          ---------------------------------------------------
 Net cash used in operating activities...........................            (4,021,059)     (7,340,915)     (13,551,217)
                                                                          ---------------------------------------------------
Financing Activities

 Proceeds from issuance of stock.................................                     -               -          110,444
                                                                          ---------------------------------------------------
 Net cash provided by financing activities.......................                     -               -          110,444
                                                                          ---------------------------------------------------
Investing Activities

 Purchase of property and equipment..............................              (190,554)       (586,740)      (1,739,875)

 Sale of property and equipment..................................                     -         171,671                -

 Purchase of securities..........................................            (5,234,935)    (45,652,513)    (171,186,634)

 Sale or maturity of securities..................................            10,163,626      54,832,146      182,152,417

 Purchase of assets of HumaTech Corporation......................            (1,925,000)              -                -

 Decrease (increase) in security deposits........................               208,294        (225,000)               -
                                                                          ---------------------------------------------------
 Net cash provided by  investing activities......................             3,021,431       8,539,564        9,225,908
                                                                          ---------------------------------------------------
Net Increase (Decrease) in Cash And Cash Equivalents.............              (999,628)      1,198,649       (4,214,865)

Cash And Cash Equivalents:

At Beginning Of Period...........................................             3,003,524       1,804,875        6,019,740
                                                                          ---------------------------------------------------
At End Of Period.................................................         $   2,003,896    $  3,003,524    $   1,804,875
                                                                          ===================================================

 See notes to financial statements


                                                        ProCyte Corporation
                                                Statements of Stockholders' Equity


                                                   Common Stock          Additional        Accumulated      Unearned
                                                   ------------
                                               Shares      Par Value   Paid-in Capital       Deficit      Compensation    Total
                                              --------------------------------------------------------------------------------------

Balance, January 1, 1996                      13,131,095    $131,311     $82,350,862      ($46,513,220)    ($84,399)   $35,884,554
                                             ---------------------------------------------------------------------------------------

Exercise of stock options..................       46,463         465         109,978                 -            -        110,443

Stock issued at $2.59 per share to
 Hymedix...................................      100,000       1,000         258,000                 -            -        259,000

Cancellation of compensatory stock
 options and amortization of unearned
 compensation..............................            -           -        (142,500)                -       84,399        (58,101)

Net loss...................................            -           -               -        (9,357,119)           -     (9,357,119)
                                              -------------------------------------------------------------------------------------
Balance, December 31, 1996                    13,277,558     132,776      82,576,340       (55,870,339)           -     26,838,777
                                              -------------------------------------------------------------------------------------
Stock issued at $2.59 per share to
 Hymedix...................................       87,400         874         225,490                 -            -        226,364

Net loss...................................            -           -               -        (6,448,644)           -     (6,448,644)
                                              -------------------------------------------------------------------------------------
Balance, December 31, 1997                    13,364,958     133,650       82,801,830      (62,318,983)           -     20,616,497
                                              -------------------------------------------------------------------------------------

Shares issued at $1.38 per share to acquire
 HumaTech Corporation......................    1,088,435      10,884        1,489,116                -            -      1,500,000

Shares issued under the 1998 Non-
 Employee Director stock plan..............       36,410         364           29,636                -            -         30,000

Net loss...................................            -           -                -       (4,466,947)           -     (4,466,947)
                                              -------------------------------------------------------------------------------------
Balance, December 31, 1998                    14,489,803    $144,898      $84,320,582     ($66,785,930)           -    $17,679,550
                                              -------------------------------------------------------------------------------------

See notes to financial statements

                              ProCyte Corporation
                         Notes to Financial Statements

Note 1. Description of Business and Summary of Significant Accounting Policies

Nature of Operations

        ProCyte Corporation ("ProCyte" or "the Company") is a health care company dedicated to developing, manufacturing and marketing products for wound care, skin health and hair care, many of which incorporate the Company's proprietary copper peptide compounds or its patented hydropolymer technology.

Summary of Significant Accounting Policies

Revenue recognition

        Product revenues are recognized when products are shipped, contract manufacturing revenues are recognized when services are performed and license fees are recognized when earned.

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

Inventories

        Finished goods inventories and raw materials and work in process are stated at the lower of cost, as determined by the first in, first out method, or market. Inventory and work in process costs include material, direct labor and overhead allocated on the basis of full capacity. The Company has provided a valuation allowance for excess and obsolete finished goods inventory in the amount of $80,000 at both December 31, 1997 and 1998. Raw materials and work in process includes supplies and compounds that will be utilized after the current operating cycle.

Depreciation and amortization

        Equipment is depreciated using accelerated methods over the estimated useful lives of the related assets, ranging from 5 to 20 years. Leasehold
improvements are amortized over the term of the facility lease.   Patent
application costs are amortized on a straight-line basis over 17 years from the date the related U.S. patents are issued. Application costs for abandoned patents are expensed in the period abandoned. Goodwill is amortized on a straight-line basis over 15 years.

Net loss per common share

        Net loss per common share is based upon the weighted average number of common shares outstanding. Shares issuable upon the exercise of stock options are common stock equivalents, but including those shares in the computation of the basic net loss per common share would have had an anti-dilutive effect and consequently diluted earnings per share is not presented.

Federal income taxes

     The Company uses an asset and liability approach to account for income taxes as provided for in SFAS 109, Accounting for Income Taxes. Under this approach deferred tax assets and liabilities are created by differences between basis for financial and tax reporting purposes. The Company has provided a full valuation allowance for tax benefits of net operating losses and research and development tax credit carry forwards.

Accounts Receivable

     The Company has provided a valuation allowance for uncollectable accounts receivable in the amount of $54,948 and $30,000 at December 31, 1998 and 1997, respectively.

Cash equivalents

     The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents. Such investments are primarily in a United States Treasury money market fund.

Securities available for sale

     The Company's investments, consisting of U.S. Treasury notes and bills and investment-grade commercial paper, are all classified as "available for sale" and are stated at fair value, with valuation adjustments recorded directly to equity, if significant. Fair value is based upon quoted market prices and approximates cost as of December 31, 1998 and 1997. For purposes of computing realized gains and losses, the specific identification method is used to determine the cost of investments sold.

Stock options

     The Company has implemented SFAS No. 123, Accounting for Stock-Based Compensation which defines a fair value method of accounting for employee stock options. As permitted by SFAS No. 123, the Company follows the intrinsic value accounting method for stock options contained in APB Opinion No. 25, Accounting for Stock Issued to Employees. Under SFAS No. 123 certain disclosures about stock-based compensation arrangements are made regardless of the method used to account for them.

Use of estimates in financial statements

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of revenues and expenses during the reporting period and the reported amounts of assets and liabilities at the date of the financial statements, particularly with respect to the valuation of inventory, goodwill and other non-current assets. Actual results could differ from those estimates.

Reclassifications

     Certain reclassifications have been made to items reported in prior years to conform to the current year's presentation.

Recent Accounting Pronouncements

     During 1998 the Company adopted SFAS 130, Reporting Comprehensive Income which had no effect on the Company's financial statements. During 1998 the Company also adopted SFAS 131, Disclosure about Segments of an Enterprise. The Company does not currently measure operating performance on a segment basis and separate segment disclosure is thus not required. In June 1998 SFAS 133, Accounting for Derivative Instruments was issued with an effective date in the year 2000. The Company does not believe that adoption of this pronouncement will have a significant effect on its financial statements.

Note 2. Acquisition of HumaTech Corporation

        On April 27, 1998 the Company purchased substantially all of the assets of HumaTech Corporation ("HumaTech"), a private distributor of specialty dermatology products to the professional market. The acquisition was effected through cash payments of $1.5 million and the distribution of 1,088,435 shares of ProCyte common stock (valued at $1.5 million at the time of the acquisition) to the selling HumaTech shareholders. Related acquisition costs amounted to approximately $425,000. The acquisition has been accounted for using the purchase method of accounting whereby the value of consideration paid has been allocated among the assets acquired, principally inventory, accounts receivable and other current assets. Goodwill of $3.15 million resulted from the transaction. In connection with the acquisition ProCyte entered into employment agreements with two of the HumaTech principals which, among other terms, provided for payments contingent on future sales of HumaTech products.

     The following table presents unaudited pro forma consolidated operating results of the Company and HumaTech assuming the acquisition had been made at the beginning of each of the periods presented:

                                                                  Year Ended December 31,
                                                        1998                  1997                  1996
                                                        ----                  ----                  ----
     Pro forma revenue                              $  3,295,000          $  2,819,000         $   2,792,000
     Pro forma net loss                              ($4,476,900)          ($7,443,000)         ($11,073,000)
     Pro forma loss per common share                      ($0.31)               ($0.52)               ($0.77)

     These unaudited pro forma results of operations have been prepared for comparative purposes only and reflect certain adjustments including amortization of the goodwill. The unaudited pro forma information is not necessarily indicative of either the results of operations that would have occurred had the acquisition been made at the beginning of the various periods presented, or that may occur in the future.

Note 3. Investments

     At December 31, 1998, the cost and estimated market value for investments maturing in one year or less was $3,421,335 and those maturing in one through five years was $1,513,750. Unrealized gains or losses at December 31, 1998 and 1997 were insignificant. Realized gains and losses from sales of investments during 1998, 1997, and 1996 were $683, $765, and ($50,036), respectively.

Note 4. Raw materials and work in process

     Because of federal Food and Drug Administration requirements for the cGMP manufacturing process, and to take advantage of market conditions and scheduling efficiencies, the Company procures materials and produces compounds in economic order quantities. Raw materials and work in process at December 31, 1998 and 1997 consisted of the following:

                                                      1998                  1997
                                                  ----------------------------------
     Work in process                               $1,326,332           $1,440,215

     Raw materials                                    467,225              371,313

     Reserve for excess and obsolete items           (300,000)            (300,000)
                                                  ----------------------------------
     Total                                         $1,493,557           $1,511,528
                                                  ==================================

Note 5. Product and geographic information

        The Company's wound care products are sold primarily to specialty distributors and its skin health and hair care products are sold primarily to physicians. During 1998, 1997 and 1996, a single customer accounted for approximately 12%, 34% and 10%, respectively, of contract manufacturing revenue. One customer, a wound care products distributor, accounted for approximately 15% of product sales in 1998. License fees in 1996 include $900,000 from a single license agreement. The Company has not made significant sales outside of the United States.

     Product sales consisted of the following:

                                                      Year Ended December 31,
                                             1998             1997             1996
                                       ---------------------------------------------------
                    Wound Care            $  314,893         $125,815          $30,563
                    Skin Health            1,776,830           58,219
                    Hair Care                 86,061
                                       ---------------------------------------------------
                                          $2,177,784         $184,034          $30,563
                                       ===================================================

Note 6. Federal Income Taxes

     The following is a summary of the components of deferred taxes at December 31, 1998 and 1997:

                                                     1998                  1997
                                          --------------------------------------------
Federal NOL carryforwards                        $ 22,200,000          $ 20,500,000

Research and development credit
 carryforwards                                      1,500,000             1,500,000

Other                                                 700,000               600,000

Valuation Allowance                               (24,400,000)          (22,600,000)
                                          --------------------------------------------
Total                                            $          -          $          -
                                          ============================================

     At December 31, 1998, the Company's deferred tax asset relates to net operating losses and research and development tax credit carry forwards of approximately $65.4 million and $1.5 million, respectively, which are scheduled to expire from 2005 to 2018. As a result of issuing common stock subsequent to inception, the Company's ability to use these net operating losses and tax credit carry forwards in the future will be subject to limitations under Internal Revenue Code Section 382. A full valuation allowance has been provided since realization of the deferred tax asset is not reasonably assured.

Note 7. Litigation Settlement

        In 1995 the Company accrued $4.75 million, net of a related insurance claim receivable of $3.0 million in connection with a shareholder lawsuit filed against the Company in October 1994. In 1996 the Company provided a full valuation allowance for $1.0 million of the insurance claim which remained from that dispute. In May 1997 the Company received a negotiated final settlement of $400,000 from its insurance carrier.

Note 8. Lease Commitments

        The Company presently leases approximately 33,000 square feet of manufacturing, warehouse, laboratory, and administrative space in Redmond, Washington under a lease executed in August 1993. As amended, the lease term extends through June 30, 2007 and contains a renewal option for the Company to extend the term by an additional five years .

     Future minimum annual lease payments are as follows:

                                  1999          $  387,378

                                  2000             401,053

                                  2001             419,232

                                  2002             406,584

                                  2003             400,752

                                  Thereafter     1,442,856
                                                -----------
                                  Total         $3,457,855
                                                ===========

     Rent expense in 1998, 1997, and 1996 was $528,730, $550,333, and $519,629,
respectively.

Note 9.  401(k)  Plan

         The Company sponsors the 1991 ProCyte Corporation Profit Sharing and Salary Deferral 401(k) Plan which is funded by voluntary employee pretax salary deferrals, to the extent permitted under law, and provides for employer matching contributions, at the discretion of the Board of Directors. No employer contribution has been made since the adoption of the plan.

Note 10. Note Due From Employee

         At December 31, 1998 an employee owed the Company $103,504 plus accrued interest at 4.28% under the terms of a promissory note dated December 16, 1998 which is due in full on June 30, 2002.

Note 11. Stockholders' Equity

Hymedix

         In November 1995, the Company entered into an agreement with Hymedix International, Inc. ("Hymedix") to obtain a license to certain absorbent polymer technology. In connection with this agreement the Company issued 200,000 shares of its common stock to Hymedix over a two-year period. In November 1997, the Company renegotiated the license agreement with Hymedix, retaining a license to certain of the Hymedix technology in exchange for a one-time payment of $125,000.

Non-employee Director stock plan

     In June 1998 the shareholders approved the 1998 Non-employee Director stock plan reserving 200,000 shares for issuance to directors. Under this plan eligible directors receive all or a portion of their quarterly retainer fees in
shares of the common stock of the Company.   The number of shares each eligible
director receives is based on the average fair market value of the common stock for the last 20 business days of the fiscal quarter. Stock grants were made under the plan for the second and third quarters totaling 15,285 and 21,125 shares, respectively. After granting 32,395 shares in January 1999 in payment of the retainer for the fourth quarter of 1998 there were 131,195 remaining shares available for issuance under the plan.

Shareholder Rights plan

    In December 1994 the Board of Directors adopted a shareholder rights plan declaring a dividend of one preferred share purchase right (the "Rights") for each outstanding share of common stock of the Company. Each Right, initially evidenced by and traded with the shares of common stock, entitles the registered holder to purchase one one-hundredth of a share of preferred stock of the Company at an exercise price of $14.00, subject to adjustment based on the market price of the Company's common stock at the time the Rights become exercisable. The Rights will be exercisable only if a person or group acquires 15% or more of the Company's common stock or announces a tender offer for the Company. The Rights may be redeemed, at a redemption price of $0.01 per Right at any time until any person or group has acquired 15% or more of the Company's common stock. The Board of Directors may also elect to exchange the Rights for shares of the Company's common or preferred stock. In the event the Company is acquired, each outstanding Right will represent the right to acquire shares of the surviving entity. The Rights expire on December 7, 2004.

Note 12. Stock Options

         The Company has stock option plans for directors, officers, employees and consultants that provide for grants of nonqualified and incentive stock options. Options generally are granted at fair market value, expire between five and ten years from grant date and vest ratably over three to five years.

         The following table summarizes information about stock option activity in 1998, 1997 and 1996:

                                              1998                         1997                         1996
                                ---------------------------------------------------------------------------------------
                                   Number of      Wtd. Avg.     Number of      Wtd. Avg.     Number of      Wtd. Avg.
                                    Options       Exercise       Options       Exercise       Options       Exercise
                                                    Price                        Price                        Price
Outstanding, beginning of year     1,304,374        $2.94       1,442,193        $3.50       1,536,957        $4.44

Granted                              749,000        $1.21         415,500        $1.57         402,000        $2.94

Exercised                                  -            -               -            -         (46,463)       $2.38

Canceled or expired                 (435,313)       $2.95        (553,319)       $3.46        (450,301)       $6.34

Outstanding, end of year           1,618,061        $2.18       1,304,374        $2.94       1,442,193        $3.50

Exercisable, end of year             681,407        $3.28         675,044        $3.71         742,383        $4.09

     The options outstanding at December 31, 1998 consisted of the following:


        Range of        Number of      Wtd. Avg.    Wtd. Avg.      Number of      Wtd. Avg.
        exercise         Options       Remaining     Exercise       Options        Exercise
         prices        Outstanding        Life        Price       Exercisable       Price
     $0.49 -  $1.22      404,167          9.26        $1.01          54,339         $1.22
     $1.25 -  $1.25       22,500          8.56        $1.25           7,502         $1.25
     $1.31 -  $1.31      281,500          3.64        $1.31               -             -
     $1.39 -  $2.59      270,394          8.64        $1.66          67,563         $2.11
     $2.64 -  $2.84      340,500          7.21        $2.79         257,167         $2.78
     $2.84 - $11.88      299,000          5.55        $4.40         294,836         $4.41
                       ------------------------------------------------------------------
                       1,618,061          7.05        $2.18         681,407         $3.28
                      ===================================================================

     The remaining number of shares reserved for issuance under the Company's various option plans at December 31, 1998 was as follows:

                                                                           Number of shares
                                                                         available for option
              1989 Restated Stock Option Plan                                   101,018
              1996 Stock Option Plan                                            450,000
              1991 Non-employee Director Stock Option Plan                       16,000
                                                                           ------------
                                                                                567,018
                                                                           ============

     As required by SFAS 123, the Company has determined the fair value of stock options granted during 1998, 1997 and 1996 using the Black-Scholes option pricing model and the following assumptions:

                                                           1998             1997             1996
                                                        --------------------------------------------
           Risk-free interest rate                         4.28%            4.99%            5.88%

           Expected option life (years)                    5.81             5.81             5.81

           Dividend yield                                  0.00             0.00             0.00

           Expected volatility                               96%             117%              79%

     The weighted average fair value of options granted during 1998, 1997 and 1996 was approximately $0.84, $1.35 and $2.04, respectively. The effect on the reported net loss had the Company elected to adopt the measurement provisions of SFAS 123 would have been an increase in the reported net loss for the periods ending December 31, 1998, 1997 and 1996, by $626,090, $596,401 and $552,913,
respectively. On such a pro forma basis, net loss per share would have increased by $0.04 to $0.36 in 1998, by $0.05 to $0.53 in 1997, and by $0.04 to
$0.75 in 1996.

                              ProCyte Corporation
                          Independent Auditors' Report


Board of Directors
ProCyte Corporation
Redmond, Washington

     We have audited the accompanying balance sheets of ProCyte Corporation (the Company) as of December 31, 1998 and 1997, and the related statements of operations, cash flows, and stockholders' equity for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, such financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.

DELOITTE & TOUCHE LLP


/s/ Deloitte & Touche LLP

Seattle, Washington
February 15, 1999

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

     Not applicable.

                                   PART III

     The information required under Part III, Items 10, 11, 12, and 13, is included in the Company's Proxy Statement relating to the Company's annual meeting of shareholders, and is incorporated herein by reference. Such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company's fiscal year end, December 31, 1998.

                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

a.   List of documents filed as part of this report:

     (1) Financial Statements and Supplementary Data Reference is made to the Index to Financial Statements and Schedules under Item 8 in Part II hereof, where such documents are listed.

     (2)  Exhibits - see (c) below

b.   Reports on Form 8-K

        None

c.    Exhibits


Exhibit      Description                                                                                 Note
    2.1      Asset Purchase and Sale Agreement dated April 27, 1998 between the Registrant and             E
             HumaTech Corporation

    3.1      Restated Articles of Incorporation of the Registrant                                          A

    3.2      Restated Bylaws of the Registrant                                                             A

    4.1      Rights Agreement between the Registrant and American Securities Transfer and Trust as         G
             of December 7, 1994

    10.1*    1987 Stock Benefit Plan of ProCyte Corporation                                                A

    10.2*    ProCyte Corporation 1989 Restated Stock Option Plan                                           B

    10.3*    ProCyte Corporation 1991 Restated Stock Option Plan for Non-employee Directors and            D
             amendments thereto

    10.4+    Teachers Insurance & Annuity Association Lease dated as of October 1, 1993 and second         D
             amendment thereto dated February 28, 1997

    10.5*    1996 Stock Option Plan                                                                        D

    10.6*    ProCyte Corporation 1998 Non-employee Director Stock Plan                                     F

    10.7*    Change of Control Agreement for Ms. Robin Carmichael                                          F

    10.8*    Change of Control Agreement for Mr. John Clifford                                             D

    10.9*    Change of Control Agreement for Ms. Susan Browner                                             F

    10.10*   Change of Control Agreement for Mr. Ken Tapman                                                F

    10.11*   Employment Agreement, dated as of April 27, 1998, by and between ProCyte Corporation          E
             and Ms. Susan Browner

    10.12*   Employment Agreement, dated as of April 27, 1998, by and between ProCyte Corporation          E
             and Mr. Ken Tapman

    10.13*   Form of Indemnity Agreement dated February 23, 1995 between the Registrant and each of        C
             Dr. Blake,  Mr. Patterson, Mr. Tierney, Mr. Clifford, and Mr. Sullivan

    10.14*   Form of Indemnity Agreement between ProCyte Corporation and each of various of its            F
             Officers and Directors

    10.15*   Form of  Severance Agreement for Mr. John Clifford                                            D

    10.16*   Form of Promissory Note between ProCyte Corporation and Mr John Clifford                      H

    10.17+   Distribution & License Agreement dated December 12, 1997 between the Registrant and           G
             Bard Medical Division

    23.1     Consent of Deloitte & Touche LLP                                                              H

    27.1     Financial Data Schedule                                                                       H
----------------------------------------------------------------------------------------------------------------
*  Management contract or compensatory plan or arrangement.
+  Confidential treatment has been granted or requested with respect to portions of this exhibit.
A.  Incorporated by reference to the Registrant's Registration Statement of Form S-1 (No. 33-31353).
B.  Incorporated by reference to the Registrant's Registration Statement of Form S-1 (No. 33-46364).
C.  Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31,
    1994.
D.  Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31,
    1996.
E.  Incorporated by reference to the Registrant's current Report on Form 8-K dated April 27, 1998
F.  Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the Quarter ended June 30,
    1998
G.  Incorporated by reference to the Registrant's Amended Annual Report on Form 10-K/A dated December 31, 1997.
H.  Filed herewith.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                   PROCYTE CORPORATION
                                                        (REGISTRANT)

                             By:                   /s/ John F. Clifford
                                 -----------------------------------------------
Date:  February 24, 1999                               John F. Clifford
                                           President and Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


               Name                                        Title                                   Date
/s/ Jules Blake                       Director                                              February 24, 1999
-----------------------------------
Jules Blake, Ph.D.


/s/ John F. Clifford                  President and Chief Executive Officer                 February 24,  1999
-----------------------------------   (Principal Executive Officer)
John F. Clifford


/s/ Matt Leavitt                      Director                                              February 24,  1999
-----------------------------------
Matt Leavitt


/s/ Robert E. Patterson               Director                                              February 24,  1999
-----------------------------------
Robert E. Patterson


/s/ William M. Sullivan               Director                                              February 24,  1999
-----------------------------------
William M. Sullivan


/s/ Susan Browner                     Director                                              February 24,  1999
-----------------------------------
Susan Browner


/s/ Thomas E. Tierney                 Chairman of the Board                                 February 24, 1999
-----------------------------------
Thomas E. Tierney


/s/ Jerry Scott                       Vice President and Chief Financial Officer            February 24, 1999
-----------------------------------   (Principal Finance and Accounting Officer)
Jerry Scott