Form 10-Q
period 1999-03-31
PROCYTE CORP /WA/
filed 1999-04-28
CIK 856072

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934.

                 For the Quarterly Period Ended March 31, 1999

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

                                  Yes {X}  No { }

As of April 20, 1999, there were issued and outstanding 14,547,458 shares of common stock, par value $.01 per share.

                              ProCyte Corporation

                                     INDEX

Part I - Financial Information............................................................   3
  Item 1. Condensed Financial Statements..................................................   3
    Balance Sheets - as of March 31, 1999 and December 31, 1998 (unaudited)...............   3
    Statements of Operations - three months ended March 31, 1999 and 1998 (unaudited).....   4
    Statements of Cash Flows - three months ended March 31, 1999 and 1998 (unaudited).....   5
    Statements of Stockholders' Equity - three months ended March 31, 1999 and
     1998 (unaudited).....................................................................   6
    Notes to Financial Statements (unaudited).............................................   7
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of
   Operations.............................................................................   9
  Item 3. Quantitative and Qualitative Disclosures About Market Risk......................  19
Part II - Other Information...............................................................  19
  Item 1. Legal Proceedings...............................................................  19
  Item 2. Change in Securities............................................................  19
  Item 3. Defaults Upon Senior Securities.................................................  19
  Item 4. Submission of Matters to a Vote of Security Holders.............................  19
  Item 5. Other Information...............................................................  20
  Item 6. Exhibits and Reports on Form 8-K................................................  20
Signatures................................................................................  20
EXHIBIT INDEX.............................................................................  21

                        Part I  - Financial Information

Item 1. Condensed Financial Statements

    Balance Sheets - as of March 31, 1999 and December 31, 1998 (unaudited)

                                                                        ------------------------------------------------
                                                                            March 31, 1999         December 31, 1998
                                                                        ------------------------------------------------
ASSETS

  Cash, cash equivalents and securities available for sale.......            $  6,372,795             $  6,938,981
  Accounts receivable, net of reserve for uncollectable accounts
   of $54,948 at March 31, 1999 and December 31, 1998............                 655,667                  692,196
  Other current assets...........................................                 620,340                  574,967
                                                                        ------------------------------------------------
    Total current assets.........................................               7,648,802                8,206,144

  Raw materials and work in process, net of reserve for excess and obsolete inventory of $300,000 at March 31, 1999 and
   December 31, 1998.............................................               1,472,591                1,493,557

  Property and equipment, net of accumulated depreciation of
   $3,160,213 and $3,008,159 at March 31, 1999 and December 31,
   1998, respectively............................................               5,027,089                5,163,967

  Intangible assets, net of accumulated amortization of $338,331 and $281,829 at March 31, 1999 and December 31, 1998,
   respectively..................................................               3,102,599                3,159,101

  Other assets...................................................                 281,389                  279,609
                                                                        ------------------------------------------------

    Total Assets                                                             $ 17,532,470             $ 18,302,378
                                                                        ================================================

LIABILITIES AND STOCKHOLDERS' EQUITY

  Total current liabilities......................................            $    666,120             $    497,611
  Other liabilities..............................................                 129,939                  125,217
                                                                        ------------------------------------------------
    Total liabilities............................................                 796,059                  622,828

  Common stock and additional paid in capital....................              84,480,480               84,465,480
  Accumulated deficit............................................             (67,744,069)             (66,785,930)
                                                                        ------------------------------------------------
    Stockholders' equity.........................................              16,736,411               17,679,550
                                                                        ------------------------------------------------

    Total Liabilities and Stockholders' Equity                               $ 17,532,470             $ 18,302,378
                                                                        ================================================

                       See notes to financial statements

                Statements of Operations -- three months ended
                      March 31, 1999 and 1998 (unaudited)

                                               -----------------------------------------
                                                      Three months ended March 31,
                                                       1999                 1998
                                               -----------------------------------------
Revenues
 Product sales...........................         $   949,581         $    236,460
 Contract manufacturing..................             104,320               26,363
 Licenses, royalties and other...........              83,397                    -
                                               -----------------------------------------
 Total revenue...........................           1,137,298              262,823

 Cost of product sales...................             398,121              127,543
                                               -----------------------------------------
                                                      739,177              135,280

Operating Expenses
 Selling, general and administrative.....           1,300,610              817,859
 Research and development................             479,684              542,281
                                               -----------------------------------------
 Total expenses..........................           1,780,294            1,360,140
                                               -----------------------------------------
 Operating Loss..........................          (1,041,117)          (1,224,860)

 Interest Income.........................              82,978              176,253
                                               -----------------------------------------

 Net loss................................         ($  958,139)         ($1,048,607)
                                               =========================================

Net loss per common share................              ($0.07)              ($0.08)

Weighted average number of common shares
 used in computing net loss per common
 share...................................          14,522,198           13,364,958

                       See notes to financial statements

                 Statements of Cash Flows - three months ended
                      March 31, 1999 and 1998 (unaudited)

                                                                         -----------------------------------------
                                                                                Three months ended March 31,
                                                                                1999                     1998
                                                                         -----------------------------------------
Operating Activities
  Net Loss.....................................................            ($   958,139)             ($1,048,607)
  Adjustments to reconcile net loss to net cash used in
   operating activities:
   Depreciation and amortization...............................                 208,556                  172,724
   Loss on sale of securities..................................                   1,250                        -
   Expenses paid with stock....................................                  15,000                        -
  Changes in assets and liabilities:
   Decrease (increase) in accounts receivable..................                  36,529                 (197,051)
   Increase in other current assets............................                 (45,373)                  (6,615)
   Decrease in raw materials and work in process...............                  20,966                   89,202
   Increase in other non-current assets........................                  (1,780)                       -
   Increase (decrease) in current liabilities..................                 168,509                 (119,708)
   Increase in other liabilities...............................                   4,722                   85,632
                                                                         -----------------------------------------
     Net cash used in operating activities.....................                (549,760)              (1,024,423)

Investing Activities
  Purchase of property and equipment...........................                 (15,176)                 (32,068)
  Proceeds from sale or maturity of securities.................               3,131,685                2,949,954
                                                                         -----------------------------------------
    Net cash provided by investing activities.................                3,116,509                2,917,886
                                                                         -----------------------------------------
    Net Increase in Cash and Cash Equivalents.................                2,566,749                1,893,463

Cash and Cash Equivalents:
    At Beginning of Period....................................                2,003,896                3,003,524
                                                                         -----------------------------------------

    At End of Period..........................................              $ 4,570,645             $  4,896,987
                                                                         =========================================

                       See notes to financial statements

            Statements of Stockholders' Equity - three months ended
                      March 31, 1999 and 1998 (unaudited)

                                     ------------------------------------------------------------------------------
                                              Common Stock           Additional
                                     -----------------------------    paid-in        Accumulated
                                        Shares        Par Value       Capital          Deficit           Total
                                     ------------------------------------------------------------------------------
 Balance - January 1, 1998........    13,364,958       $133,650     $82,801,830     ($62,318,983)     $20,616,497

 Net loss.........................                                                    (1,048,607)      (1,048,607)
                                     ------------------------------------------------------------------------------

 Balance - March 31, 1998.........    13,364,958       $133,650     $82,801,830     ($63,367,590)      19,567,890
                                     ==============================================================================

 Balance - January 1, 1999........    14,489,803       $144,898     $84,320,582     ($66,785,930)     $17,679,550

 Shares issued under 1998 Non-
  employee Director stock plan....        32,395            324          14,676                            15,000

 Net Loss.........................                                                      (958,139)        (958,139)
                                     ------------------------------------------------------------------------------

 Balance March 31, 1999...........    14,522,198       $145,222     $84,335,258     ($67,744,069)     $16,736,411
                                     ==============================================================================

                       See notes to financial statements

                              ProCyte Corporation
                   Notes to Financial Statements (unaudited)

1.  Basis of Presentation

     The accompanying unaudited condensed financial statements of ProCyte Corporation ("ProCyte" or the "Company") for the three month periods ended March 31, 1999 and 1998 have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Pursuant to such rules and regulations, the condensed financial statements do not include all of the information and footnotes required by generally accepted accounting principles for audited financial statements. Accordingly, this financial information should be read in conjunction with the complete audited financial statements, including the notes thereto, which are included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998. In the opinion of management, all material adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Interim results are not necessarily indicative of the results that may be expected for the year ending December 31, 1999.

2.  Investments

     At March 31, 1999, the Company's investments consisted entirely of US Treasury bills & notes, US Agency securities, and investment-grade commercial paper. All investments are classified as "available for sale." At March 31, 1999, the cost and estimated market value for investments maturing in one year or less was $789,650 and for those maturing in one through five years was $1,012,500. There were no material unrealized gains or losses on investments at March 31, 1999.

3.  Inventories

     Inventory is valued at the lower of cost or market. At March 31, 1999, the finished goods inventory was valued at $616,818 and the related reserve remained at $80,000. Also at that date raw materials were valued at $486,263, work in process was valued at $1,286,328 and the related reserve remained at $300,000.

4.  Stockholders' Equity

     Information relating to stock options granted, exercised, canceled and currently exercisable is as follows:

                                     Shares subject to     Weighted average
                                          option            exercise price
                                     -----------------     ----------------
Balance - January 1, 1998......          1,304,374               $2.94
  Granted......................            202,000               $1.47
  Exercised....................                  -                   -
  Canceled.....................                  -                   -
                                     --------------------------------------
Balance - March 31, 1998.......          1,506,374               $2.74
                                     ======================================

                                     Shares subject to     Weighted average
                                          option            exercise price
                                     ------------------    ----------------
Balance - January 1, 1999......          1,618,061               $2.18
  Granted......................            265,500               $0.93
  Exercised....................                  -                   -
  Canceled.....................            (59,334)              $1.09
                                     --------------------------------------
Balance -- March 31, 1999......          1,824,227               $2.03
                                     ======================================

Currently exercisable..........            755,408               $3.10
                                     ======================================

     During the three-month period ended March 31, 1999, the Compensation Committee of the Board of Directors awarded incentive stock options to employees under the Company's 1989 Restated Stock Option Plan to purchase 100,000 shares of common stock and awarded incentive stock options and non-qualified stock options to employees and consultants under the Company's 1996 Stock Option Plan to purchase 165,500 shares of common stock. At March 31, 1999 the remaining number of shares reserved for issuance under the Company's various option plans were as follows:

                   Option plan                     Number of shares available for option grants
                   -----------                     ----------------------------------------------
1989 Restated Stock Option Plan.................                       60,352
1996 Stock Option Plan..........................                      284,500
1991 Non-Employee Director Stock Option Plan....                       16,000

5.  Subsequent event

     Subject to the negotiation of a definitive purchase agreement (anticipated by April 30, 1999) ProCyte intends to acquire all of the stock of NextDerm, Inc., a new company focused on development and marketing of topical therapeutics for skin conditions such as hyperpigmentation, acne and oily skin. The consideration for the acquisition will include $250,000 in cash and 600,000 shares of ProCyte common stock. As part of the purchase the Company will nominate Mr. Glenn Oclassen, a NextDerm founder and chairman of it's board, for election to the ProCyte Board of Directors.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

     The entire discussion in this report, as well as other management discussion of the Company's goals and expectations as reported in the Company's 1998 Annual Report to Shareholders, contains Forward-Looking statements that are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. The words "believe", "expect", "intend", "anticipate", variations of such words and similar expressions identify Forward-Looking statements, but their absence does not mean that the statement is not Forward-Looking. These statements are not guaranties of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. Factors that could affect the Company's actual results include, among other things, the availability of adequate funding, the availability of contract manufacturing opportunities, relationships with corporate collaborators, the rate of market acceptance of the Company's products, the availability of third-party reimbursement for the Company's products, the ability to obtain and defend patent and related future products and intellectual property rights and to market the Company's products and the status of competing products. See "Important Factors Regarding Forward-Looking Statements." Readers are cautioned not to place undue reliance on these Forward-Looking statements, which speak only as of the date of this report. ProCyte undertakes no obligation to update publicly any Forward-Looking statement to reflect new information, events or circumstances after the date of this report or to reflect the occurrence of unanticipated events.

     Corporate Overview

     During the first quarter of 1999 ProCyte continued its marketing and development efforts for an array of wound care products, introduced new packaging for its therapeutic skin health products, and continued the development of complementary skin health and hair care products. As the Company's product line has expanded, it has continued to focus its efforts on the specialty tissue repair sectors - marketing its products primarily to dermatologists, plastic surgeons and cosmetic surgeons.

     The Company has continued to refine its approach to marketing the GraftCyte/TM/ line of copper peptide containing wound care products for use following hair restoration. ProCyte is the only company to provide a line of products that address the importance of wound repair in the hair transplant process. The Company's GraftCyte/TM/ products are promoted through specialty distributors, its own sales force and contract sales representatives.

     The Company has also continued to emphasize its Complex Cu\3\/TM/ Intensive Repair Creme, a product used to treat patients following chemical peels, dermabrasion and laser treatments as the centerpiece of its skin care product line which includes prescription and over-the-counter topical drugs, sun protection, and anti-aging skin care products. In addition, Complex Cu\3\/TM/ Hydrating Gel and Complex Cu\3\/TM/ Gentle Cleanser, providing a comprehensive approach to post-procedure care, were prominently featured in the Company's new skin care product catalogue. During the first quarter, ProCyte introduced its newly redesigned packaging for its skin care products, including a new icon and the tagline - "Healing the Wounds of Time/TM/," and attended several leading medical conventions, receiving an enthusiastic response. The sales force was expanded with the addition of four part-time contract sales representatives. Several major teaching institutions such as Harvard Medical Center in Boston and Truman Medical Center in Kansas City, have begun using the ProCyte therapeutic skin care products.

     Also during the first quarter of 1999 the Company signed a distribution agreement with Sigmacon Medical Products of Toronto, Canada, covering the Company's skin and hair care products in the Canadian dermatology and cosmetic surgery markets. Together with its skin care products, the Company continues to market its Pillo/TM/ Pro Absorbent Dressings which provide moisture absorption following liposuction procedures using its own sales force, contract sales representatives and specialty distributors.

     ProCyte has an exclusive distribution agreement with the Bard Medical Division ("Bard") of C.R. Bard, Inc. Subject to certain minimum annual purchase requirements Bard has the exclusive rights to distribute the Company's wound care products, including Iamin/(R)/ Hydrating Gel, Iamin/(R)/ Wound Cleanser, and OsmoCyte/(R)/ Pillow Wound Dressings, in the hospital, nursing home and extended care markets in the United States and Canada. ProCyte also has a distribution agreement with Tanox Pharma for sales of Iamin/(R)/ Hydrating Gel and OsmoCyte/(R)/ Pillow Wound Dressings in China, Taiwan and Hong Kong and other Asian countries. Iamin/(R)/ Hydrating Gel has been approved as a pharmaceutical in China and Taiwan. In January 1999 the Company and Neutrogena signed a product study agreement to evaluate ProCyte's GHK:cu technology for inclusion in potential products that Neutrogena would sell in the worldwide consumer skin care market.

     The Company markets its Tricomin/(R)/ line of triamino copper complex containing hair care products to physicians. Tricomin/(R)/ shampoos, conditioners, and follicle therapy solution are positioned to participate in the rapidly growing $1.5 billion United States hair care market as a program for the maintenance of thinning hair in men and women. Hair follicles require high concentrations of biological copper and the Tricomin/(R)/ products deliver copper along with amino acids for nourishing and stimulating the hair and scalp for improved health, strength, and appearance. The Company has initiated a series of consumer advertisements focused specifically on the hair care needs and concerns of the aging babyboomer population and has begun selling the Tricomin/(R)/ products directly to consumers through its web site at www.tricomin.com. In January 1999 the Company and Neutrogena signed an option and product study agreement covering the evaluation of the Company's proprietary triamino copper technology for use in potential consumer hair care products to be marketed worldwide by Neutrogena.

     Operating Losses

     The Company is engaged in the development of healthcare products utilizing copper peptide containing and polymer-based compounds. Such development has historically been funded from the Company's equity-derived working capital and through corporate partnerships. The Company has incurred operating losses since its inception due to the costs of supporting research, development and clinical studies of its proprietary technology. At March 31, 1999 the Company's accumulated deficit was approximately $67.7 million. The Company expects to incur additional operating losses until its product lines have been expanded and have achieved market acceptance.

     Revenue

     During the three-month period ended March 31, 1999 ProCyte generated total operating revenue of $1,137,298 from product sales, contract manufacturing and royalties. Comparable revenues were $262,823 for the three-month ended March 31, 1998.

     Revenue from product sales was $949,581 during the three-month period ended March 31, 1999, up from $236,460 during the three-month period ended March 31, 1998. The increase was primarily a result of the expanded product line obtained through the acquisition of HumaTech Corporation during the second quarter of 1998 and the introduction of new products incorporating the Company's proprietary copper peptide technology.

     Contract manufacturing revenue increased from $26,363 during the three-month period ended March 31, 1998 to $104,320 during the comparable period in 1999. This increase reflects a greater volume of projects undertaken for additional customers. Revenue from royalties and licenses in 1999 includes fees from the product study agreements with Neutrogena. No such income was earned during the first quarter of 1998.

     Interest income was $82,978 during the three-month period ended March 31, 1999, compared to $176,253 during the three-month period ended March 31, 1998. The decrease in interest income was primarily a result of reduced funds available for investment.

     Expenses

     The cost of product sales increased from $127,543 during the three-month period ended March 31, 1998 to $398,121 during the comparable period in 1999. This reflects the increase in units sold and the introduction of skin health products with generally lower margins than those based on proprietary technology.

     Selling, general and administrative expenses were $1,300,610 and $817,859 during the quarters ended March 31, 1999 and 1998, respectively. The increase reflects the higher level of support required for new products and the cost of entering the consumer hair care market. The Company anticipates that during 1999 expenditures will remain at or near current levels as a proportion of product sales.

     Research and development expenses were $479,684 and $542,281 during the quarters ended March 31, 1999 and 1998, respectively, reflecting the continuation of the Company's expenditures for development of wound care, skin health and hair care product candidates. The decreases resulted from the completion of various research projects and studies. The Company anticipates that expenditures for product development will remain at or near current levels during 1999.

     Liquidity and Capital Resources

     The Company has relied primarily on equity financing, product sales, contract manufacturing revenue, interest income and corporate partnerships to fund its operations and capital expenditures. At March 31, 1999, the Company had approximately $6.4 million in cash, cash equivalents and securities available for sale, as compared to $6.9 million at December 31, 1998. The $500,000 decrease represents cash used to fund ongoing operations. The Company expects that its operating cash needs will continue at similar levels in future periods.

     The decrease of $36,529 in accounts receivable during the three-month period ended March 31, 1999 reflects the receipt of royalties accrued at year-end. During the three-month period ended March 31, 1999, finished goods inventory increased by $47,485 primarily as a result of the new packaging for the therapeutic skin care products.

     Since March 25, 1999 the Company's common stock has traded on the NASD OTC bulletin board. See "Important Factors Regarding Forward-Looking Statements NASDAQ National market System delisting."

     The Company believes that its existing cash, cash equivalents, securities available for sale, and interest thereon, will be sufficient to meet its capital requirements at least through 1999. However, there can be no assurance that the underlying assumed levels of revenue and expense will prove accurate. Although the Company believes that its existing and potential products appear promising, it is unknown whether any of such products will prove commercially viable. In any event, substantial additional funds will be needed to commercialize existing products and to continue development of potential products. The Company will depend upon equity financing, contract manufacturing fees, interest income, product revenues and funding from corporate partnerships to meet its future capital needs. There can be no assurance that such funds will be available as needed or on terms that are acceptable to the Company. In addition, the Company's ability to raise funds is likely to be adversely affected if it is unable to regain a listing on a national securities exchange. If the Company is unable to obtain sufficient funds to satisfy its cash requirements, the Company will be required to delay, reduce or eliminate some or all of its research and development activities and manufacturing and administrative programs, or dispose of assets or technology. See "Important Factors Regarding Forward-Looking Statements Need for Additional Capital" and "Important Factors Regarding Forward-Looking Statements NASDAQ National Market System delisting."

     Year 2000 Software Issue

     The Company recognizes that its operations may be negatively affected by the widely discussed software problems anticipated with the new millennium, either from its own computer systems or its interactions with outside vendors, service providers, customers and government agencies. In connection with the relocation of the operations acquired in 1998 the Company has substantially upgraded its computer hardware and implemented new accounting and distribution software which are represented by the vendors to be year 2000 compliant. The Company does not believe that it incurred any incremental cost specifically attributable to Year 2000 issues in connection with the new hardware and software installations and it expects that the costs to be incurred for monitoring and testing remaining systems (including security systems, phone systems, machine control systems, etc.) will not be significant. Moreover, the Company does not anticipate that any significant capital expenditures will be required to remediate any deficiencies revealed by the testing and monitoring currently in process. The Company plans to implement any additional vendor upgrades and modifications necessary to avoid year 2000 software issues and does not expect that the incremental cost of such upgrades and modifications will be significant. The Company believes that it has arranged for adequate stockpiles of critical raw materials and that it is not dependent on any single source of supply and consequently the Company does not intend to survey suppliers concerning their preparedness. In the Company's judgment the most reasonably likely worst case scenario would be short-term disruptions in the Company's supply chain and customer payments. The Company presently believes that it is well positioned to address these issues but it intends to have a contingency plan in place by the end of 1999 to allow operations to continue even if significant disruptions are experienced. There can be no assurance that the Company has accurately assessed the need for software and computer upgrades or modifications in this regard and if such upgrades and modifications are not made, or if they are not made on a timely basis, or if third parties fail to adequately anticipate and remediate issues with software, computers and embedded processors, or if there are severe disruptions of the overall business infrastructure, year 2000 problems could have a material impact on the operations of the Company.

     Important Factors Regarding Forward-Looking Statements

History of Operating Losses; Accumulated Deficit; Fluctuations in Future
Earnings

     The Company launched its first product in 1996, launched additional wound care products in 1997 and 1998 and expects further product launches of skin health and hair care products in 1999. To date, however, the Company has generated only minimal revenues from sales of products based on its proprietary technology and there can be no assurance that the Company will be able to generate sufficient product sales to achieve a profitable level of operations. As of March 31, 1999, the Company's accumulated deficit was approximately $67.7 million. The Company expects to incur additional operating losses at least through 1999. Historically, the Company's revenues have principally been from interest income, research fees, license fees and fees for contract manufacturing services. The Company's ability to achieve a consistent, profitable level of operations is dependent in large part on successfully manufacturing its products, entering into agreements with corporate partners for distribution and commercialization of the Company's products and out-licensing of the Company's products and technology, of which there can be no assurance. In addition, payments under corporate partnerships and licensing arrangements, if any, will be subject to significant fluctuations in both timing and amounts. The time required to reach sustained profitability is highly uncertain, and there can be no assurance that the Company will be able to achieve profitability on a sustained basis, if at all. Moreover, if profitability is achieved, the level of profitability cannot be predicted and it may vary significantly from quarter to quarter.

Need for Additional Capital

     The Company expects negative cash flow from operations to continue for the foreseeable future. The Company may require substantial additional funds to expand or enhance its sales and marketing activities and to continue product development. The Company's future capital requirements will depend on numerous factors, including its efforts, and the efforts of its collaborative partners, to commercialize its products; continued progress in the Company's research and development programs; the results of research and development activities; relationships with existing and future corporate collaborators, if any; competing technological and market developments; the costs involved in filing, prosecuting and enforcing patent claims; the time and costs of commercialization activities; and other factors. At March 31, 1999 the Company had cash, cash equivalents and securities available for sale of $6.4 million. The Company estimates that at its planned rate of spending, its existing cash, cash equivalents and securities available for sale and the interest income thereon will be sufficient to meet its capital requirements at least through 1999. There can be no assurance that the underlying assumed levels of revenue and expense will prove accurate. Whether or not these assumptions prove to be accurate, the Company will need to raise substantial capital to fund operations. The Company may be required to seek additional funding through public or private financing, including equity financing, and through collaborative arrangements. Adequate funds for these purposes, whether obtained through financial markets or from collaborative or other arrangements with corporate partners or other sources, may not be available when needed or may not be available on terms favorable to the Company, if at all. If issuing equity securities raises additional funds, dilution to existing shareholders will result. In addition, in the event that additional funds are obtained through arrangements with collaborative partners, such arrangements may require the Company to relinquish rights to certain of its technologies or potential products that it would otherwise seek to develop or commercialize itself. If funding is insufficient at any time in the future, the Company may be required to delay, scale back or eliminate some or all of its marketing and research and development programs or to license third parties to commercialize products or technologies that the Company would otherwise seek to develop itself. Furthermore, the terms of any such license agreements might be less favorable than if the Company were negotiating from a stronger position. Moreover, if funding is insufficient at any time in the future, and the Company's existing funds are depleted, the Company may be required to cease operations.

NASDAQ National Market System delisting; Application of Rule 15g-9 and Penny Stock Rules

     Since March 25, 1999 the Company's Common Stock has traded on the NASD OTC Bulletin Board. The Company had requested a continued NASDAQ National Market System listing notwithstanding its failure the meet the NASDAQ minimum bid price requirement and presented its plan to return to compliance with that requirement at a hearing with NASDAQ officials held on February 12, 1999. On March 24, 1999 the Company was informed of the determination by the NASDAQ Listing Qualifications Panel that Company's securities should be delisted. Because real-time price information may no longer be available, an investor is likely to find it more difficult to dispose of, or obtain accurate quotations on the market value of, the Company's securities.

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

     The Company's securities may also become subject to penny stock rules, which could have a material adverse effect on their market liquidity. The Securities and Exchange Commission regulates broker-dealer practices in connection with transactions in "penny stocks," which generally are equity securities priced at less than $5.00 per share (other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that the exchange or system gives current price and volume information). The penny stock rules require a broker-dealer, before trading in a penny stock not exempt from the rules, to give the customer a standardized document providing information about penny stocks and the risks in the penny stock market, current bid and offer quotations for the penny stock, and a statement of the compensation of the broker-dealer and its salesperson in the transaction. The broker dealer must also provide monthly account statements showing the market value of each penny stock held in the customer's account. If the Company's common stock continues to trade below the $5.00 per share threshold it may fall within the definition of penny stocks. If the penny stock rules were to apply, these disclosure requirements are likely to reduce the level of trading activity in the secondary market for the Company's securities and make selling the securities more difficult for an investor.

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

Uncertainties Related to Product Development

     From the Company's inception in 1986 until it launched its first commercial product in 1996, substantially all of its resources were dedicated to the research and development of wound healing and hair health applications of its topically administered copper peptide compounds. To date the Company has generated relatively minor revenues from sales of copper peptide containing products. There can be no assurance that the Company's current products or potential products will be successfully commercialized and accepted for use by physicians, healthcare providers and consumers.

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

Dependence on and Management of Existing and Future Corporate Alliances

     The successful commercialization of the Company's existing and future products will depend upon ProCyte's ability to enter into and effectively manage corporate partnerships. ProCyte currently promotes certain of its products through specialty distributors. Other products and technology are licensed for incorporation into products sold by others. In November 1997, the Company entered into an exclusive worldwide supply and marketing agreement with Osmotics Corporation ("Osmotics"), pursuant to which the Company granted Osmotics the right to introduce products containing the Company's copper peptide technology to the prestige skin care market. In December 1997, the Company entered into an exclusive distribution agreement with the Bard Medical Division ("Bard") of C.R. Bard, Inc. Pursuant to this agreement, Bard will be the exclusive supplier of the Company's wound care products to the hospital, nursing home and extended care markets in the United States and Canada. Subsequent to the Bard agreement, ProCyte entered into similar exclusive distribution agreements for the registration and distribution of certain of its wound care products in the Far East and Latin America with Tanox Pharma and Merck KGaA, respectively. During the first quarter of 1999 the Company signed a distribution agreement with Sigmacon Medical Products of Toronto, Canada, covering the Company's skin and hair care products in the Canadian dermatology and cosmetic surgery markets. ProCyte plans to seek similar distribution partnerships in additional countries as well as alliances for development, manufacturing, marketing and distribution of products for the consumer market. Toward this end, in January 1999 the Company and Neutrogena signed an option and product study agreement covering the evaluation of the Company's proprietary triamino copper technology for use in potential consumer hair care products to be marketed worldwide by Neutrogena and a product study agreement to evaluate

ProCyte's GHK:cu technology for inclusion in potential products that Neutrogena would sell in the worldwide consumer skin care market. There can be no assurance that any of the Company's collaborators will perform their obligations under their agreements with the Company or that the Company's products or the products of others that incorporate the Company's products or technology, will be successfully commercialized, any of which could have a material adverse effect on the Company's business, financial condition and results of operations.

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

     ProCyte's success depends in part, upon its ability to protect its products and technology under intellectual property laws in the United States and abroad. As of March 31, 1999, the Company had 18 issued United States patents expiring between 2005 and 2014, and 132 issued foreign patents and patent registrations. The patents relate to use of the Company's copper-based technology for a variety of healthcare applications, and to the composition of certain biologically active, synthesized compounds. The Company's strategy has been to apply for patent protection for certain compounds and their discovered uses that are believed to have potential commercial value in countries, which offer significant market potential. There can be no assurance that patent applications relating to the technology used by the Company will result in patents being issued. There can be no assurance that any patent issued to the Company will not be subjected to further proceedings limiting the scope of the rights under the patent or that such patent will provide a competitive advantage or will afford protection against competitors with similar technology, or will not be successfully challenged, invalidated or circumvented by competitors.

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

     In the United States, products that do not seek to make effectiveness claims based on human clinical evaluation may be subject to review and regulation under the FDA's cosmetic or 510(k) medical device guidelines.
Similar guidelines exist for such products in other countries. Such products, which include wound care dressings and certain ointments and gels, must show safety and substantial equivalency with predicate products already cleared to be marketed by the FDA. There can be no assurance that such product applications submitted to the FDA or similar agencies in other countries will receive clearance to be marketed, or that the labeling claims sought will be approved, or that, if cleared, such products will be commercially successful.

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


Item 1 - Legal Proceedings

     None.

Item 2 - Changes in Securities and Use of Proceeds

     None.

Item 3 - Defaults Upon Senior Securities

     None.

Item 4 - Submission of Matters to a Vote of Security Holders

     None.

Item 5. Other Information

     Subject to the negotiation of a definitive purchase agreement (anticipated by April 30, 1999) ProCyte intends to acquire all of the stock of NextDerm, Inc., a new company focused on development and marketing of topical therapeutics for skin conditions such as hyperpigmentation, acne and oily skin. The consideration for the acquisition will include $250,000 in cash and 600,000 shares of ProCyte common stock. As part of the purchase the Company will nominate Mr. Glenn Oclassen, a NextDerm founder and chairman of it's board, for election to the ProCyte Board of Directors.

Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits

     27  Financial Data Schedule

(b)  Reports on Form 8-K

     The Company filed one report on 8-K during the first quarter of 1999. It was filed on March 25, 1999 and reported on the NASDAQ listing qualifications panel ruling that the Company's common stock would no longer be traded on the NASDAQ national market.

Signatures

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                  PROCYTE CORPORATION
                                                     (REGISTRANT)

Date:  April 27, 1999               By:         /s/ John F. Clifford
                                        --------------------------------------
                                         John F. Clifford, President and CEO

Date:  April 27, 1999               By:            /s/ Jerry Scott
                                        --------------------------------------
                                        Jerry P. Scott, Vice President and CFO

                                 EXHIBIT INDEX

Exhibit Number             Title
--------------             -----
27                Financial Data Schedule