Form 10-Q/A
period 1999-03-31
PROCYTE CORP /WA/
filed 1999-05-14
CIK 856072

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549



                                  FORM 10-Q/A



  AMENDMENT NO. 1 TO QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934.


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

This amendment on Form 10-Q/A amends the Registrant's Quarterly Report on Form 10-Q, as filed by the Registrant on April 28, 1999, and is being filed to reflect the restatement of the Registrant's discussion of the Year 2000 Software Issue in Item 2 ("Management's Discussion and Analysis").


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

     Corporate Overview

     During the first quarter of 1999 ProCyte continued its marketing and development efforts for an array of wound care products, introduced new packaging for it's therapeutic skin health products, and continued the development of complementary skin health and hair care products. As the Company's product line has expanded, it has continued to focus its efforts on the specialty tissue repair sectors - marketing its products primarily to dermatologists, plastic surgeons and cosmetic surgeons.

     The Company has continued to refine its approach to marketing the GraftCyte(TM) line of copper peptide containing wound care products for use following hair restoration. ProCyte is the only company to provide a line of products that address the importance of wound repair in the hair transplant process. The Company's GraftCyte(TM) products are promoted through specialty distributors, its own sales force and contract sales representatives.

     The Company has also continued to emphasize its Complex Cu3(TM) Intensive Repair Creme, a product used to treat patients following chemical peels, dermabrasion and laser treatments as the centerpiece of its skin care product line which includes prescription and over-the-counter topical drugs, sun protection, and anti-aging skin care products. In addition, Complex Cu3(TM) Hydrating Gel and Complex Cu3(TM) Gentle Cleanser, providing a comprehensive approach to post-procedure care, were prominently featured in the Company's new skin care product catalogue. During the first quarter, ProCyte introduced its newly redesigned packaging for its skin care products, including a new icon and the tagline - "Healing the Wounds of Time(TM)," and attended several leading medical conventions, receiving an enthusiastic response. The sales force was expanded with the addition of four part-time contract sales representatives. Several major teaching institutions such as Harvard Medical Center in Boston and Truman Medical Center in Kansas City, have begun using the ProCyte therapeutic skin care products.

     Also during the first quarter of 1999 the Company signed a distribution agreement with Sigmacon Medical Products of Toronto, Canada, covering the Company's skin and hair care products in the Canadian dermatology and cosmetic surgery markets. Together with its skin care products, the Company continues to market its Pillo(TM) Pro Absorbent Dressings which provide moisture absorption following liposuction procedures using it's own sales force, contract sales representatives and specialty distributors.

     ProCyte has an exclusive distribution agreement with the Bard Medical Division ("Bard") of C.R. Bard, Inc. Subject to certain minimum annual purchase requirements Bard has the exclusive rights to distribute the Company's wound care products, including Iamin(R) Hydrating Gel, Iamin(R) Wound Cleanser, and OsmoCyte(R) Pillow Wound Dressings, in the hospital, nursing home and extended care markets in the United States and Canada. ProCyte also has a distribution agreement with Tanox Pharma for sales of Iamin(R) Hydrating Gel and OsmoCyte(R) Pillow Wound Dressings in China, Taiwan and Hong Kong and other Asian countries. Iamin(R) Hydrating Gel has been approved as a pharmaceutical in China and Taiwan. In January 1999 the Company and Neutrogena signed a product study agreement to evaluate ProCyte's GHK:cu technology for inclusion in potential products that Neutrogena would sell in the worldwide consumer skin care market.

     The Company markets its Tricomin(R) line of triamino copper complex containing hair care products to physicians. Tricomin(R) shampoos, conditioners, and follicle therapy solution are positioned to participate in the rapidly growing $1.5 billion United States hair care market as a program for the maintenance of thinning hair in men and women. Hair follicles require high concentrations of biological copper and the Tricomin(R) products deliver copper along with amino acids for nourishing and stimulating the hair and scalp for improved health, strength, and appearance. The Company has initiated a series of consumer advertisements focused specifically on the hair care needs and concerns of the aging babyboomer population and has begun selling the Tricomin(R) products directly to consumers through its web site at www.tricomin.com. In January 1999 the Company and Neutrogena signed an option and product study agreement covering the evaluation of the Company's proprietary triamino copper technology for use in potential consumer hair care products to be marketed worldwide by Neutrogena.

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

     Since March 25, 1999 the Company's common stock has traded on the NASD OTC bulletin board. See "Important Factors Regarding Forward-Looking Statements-- NASDAQ National market System delisting."

     The Company believes that its existing cash, cash equivalents, securities available for sale, and interest thereon, will be sufficient to meet its capital requirements at least through 1999. However, there can be no assurance that the underlying assumed levels of revenue and expense will prove accurate. Although the Company believes that its existing and potential products appear promising, it is unknown whether any of such products will prove commercially viable. In any event, substantial additional funds will be needed to commercialize existing products and to continue development of potential products. The Company will depend upon equity financing, contract manufacturing fees, interest income, product revenues and funding from corporate partnerships to meet its future capital needs. There can be no assurance that such funds will be available as needed or on terms that are acceptable to the Company. In addition, the Company's ability to raise funds is likely to be adversely affected if it is unable to regain a listing on a national securities exchange. If the Company is unable to obtain sufficient funds to satisfy its cash requirements, the Company will be required to delay, reduce or eliminate some or all of its research and development activities and manufacturing and administrative programs, or dispose of assets or technology. See "Important Factors Regarding Forward-Looking Statements--Need for Additional Capital" and "Important Factors Regarding Forward-Looking Statements--NASDAQ National Market System delisting."

     Year 2000 Software Issue

     The Company recognizes that its operations may be negatively affected by the widely discussed software problems anticipated with the new millennium, either from its own computer systems or its interactions with outside vendors, service providers, customers or government agencies.

     The Company has completed assessment, remediation and testing of its information technology ("IT") systems. In connection with the relocation of the operations acquired in 1998 the Company replaced substantially all of its computer hardware and implemented a new accounting and distribution software package and a new network operating system, all of which are represented by the vendors to be year 2000 compliant. These applications represent substantially all of the IT systems employed by the Company. The Company did not accelerate the installation of the new hardware and software systems due to the year 2000 issue and therefore does not believe that it incurred any incremental cost specifically attributable to the year 2000 issue in this connection. Additionally, the Company has tested its IT systems using third party diagnostic software. Other than the installation of additional upgrades and modifications provided by vendors, if any, the Company does not plan to conduct further assessment, remediation or testing of its IT systems and consequently the Company does not expect to incur additional material year 2000 related costs with respect to such assessment, remediation or testing of its IT systems.
There can be no assurance, however, that the Company has accurately assessed the need for software and computer upgrades or modifications and if such upgrades and modifications are not made, or if they are not made on a timely basis, year 2000 problems could have a material impact on the operations of the Company.

     The Company has completed assessment and remediation of substantially all of its non-IT systems including its security system, phone system, HVAC system and certain machine control systems. The Company has installed and completed the testing of the vendor-supplied upgrades and replaced certain ancillary equipment required to remediate all critical non-IT systems. Remediation or replacement of remaining non-IT systems is scheduled to be completed during the second quarter of 1999. The Company has not incurred material historical costs in connection with remediating non-IT systems and does not anticipate that any remaining costs or capital expenditures related to such remediation and testing will be material.

     Funding for remediation of IT and non-IT systems has come from funds provided by operations and the Company expects to fund any additional year 2000 related costs in a similar manner. No other IT projects have been deferred as a result of remediation projects.

     The Company is not dependent on any single source of supply for its products and consequently does not intend to survey suppliers or other third parties concerning their year 2000 preparedness. The Company has reviewed the public statements made by its significant customers and service providers (including providers of financial services, utilities and telecommunications services,) all of which assert that they expect to be year 2000 compliant by the
end of 1999.   In the Company's judgment the most reasonably likely worst case scenario would be short-term disruptions in the Company's supply chain and customer payments. The Company has arranged for stockpiles of certain raw materials to attempt to mitigate the risk of short-term supply chain disruption and expects that its financial position will be adequate to accommodate a short-term disruption of customer payments. The Company has not developed a formal contingency plan for these disruptions and is currently assessing whether it is feasible to develop such a plan. There can be no assurance that the Company's efforts will mitigate the risk of non-compliance and a significant failure of customers or other third parties could materially affect the Company's business.

     The Company believes it is taking the necessary steps regarding year 2000 issues with respect to matters within the Company's control as it seeks to minimize the impact of the year 2000 issue on its business. However, despite these steps there can be no assurance that the systems on which the Company relies are year 2000 compliant or can be made year 2000 compliant in a timely manner, that the Company will not incur significant additional expenses in dealing with year 2000 issues, that the third parties on which the Company's business depends will achieve year 2000 compliance, or that the year 2000 problem will not materially adversely affect the Company's business, financial condition or results of operations.

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

NASDAQ National Market System delisting; Application of Rule 15g-9 and Penny Stock Rules

     Since March 25, 1999 the Company's Common Stock has traded on the NASD OTC Bulletin Board. The Company had requested a continued NASDAQ National Market System listing notwithstanding its failure the meet the NASDAQ minimum bid price requirement and presented its' plan to return to compliance with that requirement at a hearing with NASDAQ officials held on February 12, 1999. On March 24, 1999 the Company was informed of the determination by the NASDAQ Listing Qualifications Panel that Company's securities should be delisted. Because real-time price information may no longer be available, an investor is likely to find it more difficult to dispose of, or obtain accurate quotations on the market value of, the Company's securities.

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

Signatures

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to its report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                     PROCYTE CORPORATION
                                                        (REGISTRANT)

Date:  May 14, 1999                   By:           /s/ John F. Clifford
                                          --------------------------------------
                                           John F. Clifford, President and CEO

Date:  May 14, 1999                   By:             /s/ Jerry Scott
                                          --------------------------------------
                                          Jerry P. Scott, Vice President and CFO