Form 10-Q
period 1999-06-30
PROCYTE CORP /WA/
filed 1999-08-13
CIK 856072

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                   FORM 10-Q



            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934.


                  For the Quarterly Period Ended June 30, 1999

                         Commission File Number 0-18044

                              PROCYTE CORPORATION
           (Exact name of the registrant as specified in its charter)



Washington                                                                       91-1307460
                                                                             --------------
(State of incorporation)                               (I.R.S. Employer Identification No.)

8511 154th Avenue N.E., Redmond, WA                                                   98052
(Address of principal executive offices)                                         (Zip code)

Registrant's telephone number, including area code:                          (425) 869-1239


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                  Yes {X}  No


As of August 9, 1999, there were issued and outstanding 15,400,850 shares of common stock, par value $.01 per share.

                              ProCyte Corporation

                                     INDEX

Part I  -  Financial Information................................................................     3
 Item 1. Condensed Financial Statements.........................................................     3
     Balance Sheets - as of June 30, 1999 and December 31, 1998 (unaudited).....................     3
     Statements of Operations - three and six months ended June 30, 1999 and 1998 (unaudited)...     4
     Statements of Cash Flows - six months ended June 30, 1999 and 1998 (unaudited).............     5
     Statements of Stockholders' Equity - six months ended June 30, 1999 and 1998 (unaudited)...     6
     Notes to Financial Statements (unaudited)..................................................     7
 Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations..     9
 Item 3. Quantitative and Qualitative Disclosures About Market Risk.............................    20

Part II - Other Information.....................................................................    20
 Item 1. Legal Proceedings......................................................................    20
 Item 2. Change in Securities...................................................................    20
 Item 3. Defaults Upon Senior Securities........................................................    21
 Item 4. Submission of Matters to a Vote of Security Holders....................................    21
 Item 5. Other Information......................................................................    21
 Item 6. Exhibits and Reports on Form 8-K.......................................................    22
Signatures......................................................................................    22
EXHIBIT INDEX...................................................................................    23

                        Part I  - Financial Information

Item 1. Condensed Financial Statements



     Balance Sheets - as of June 30, 1999 and December 31, 1998 (unaudited)

                                                                          -------------------------------------------------
                                                                                June 30, 1999          December 31, 1998
                                                                          -------------------------------------------------
Assets

     Cash, cash equivalents and securities available for sale..........           $  5,019,050             $  6,938,981
     Accounts receivable, net of reserve for uncollectable accounts of  $65,421 and $54,948 at June 30, 1999 and December 31, 1998,
      respectively.....................................................                634,754                  692,196
     Other current assets..............................................                918,686                  574,967
                                                                          -------------------------------------------------
         Total current assets..........................................              6,572,490                8,206,144

     Raw materials and work in process, net of reserve for excess and obsolete inventory of  $300,000 at June 30, 1999 and December
      31, 1998.........................................................              1,492,032                1,493,557

     Property and equipment, net of accumulated depreciation of
      $3,314,266 and $3,008,159 at June 30, 1999 and December 31,
      1998, respectively...............................................              4,913,942                5,163,967

     Intangible assets, net of accumulated amortization of $394,833 and $281,829 at June 30, 1999 and December 31, 1998,
      respectively.....................................................              3,571,609                3,159,101

     Other assets......................................................                229,859                  279,609
                                                                          -------------------------------------------------

         Total Assets..................................................           $ 16,779,932             $ 18,302,378
                                                                          =================================================

Liabilities and Stockholders' Equity

     Total current liabilities.........................................           $    584,022             $    497,611
     Other liabilities.................................................                133,981                  125,217
                                                                          -------------------------------------------------
         Total liabilities.............................................                718,003                  622,828

     Common stock and additional paid in capital.......................             84,875,812               84,465,480
     Accumulated deficit...............................................            (68,813,883)             (66,785,930)
                                                                          -------------------------------------------------
         Stockholders' equity..........................................             16,061,929               17,679,550
                                                                          -------------------------------------------------

         Total Liabilities and Stockholders' Equity....................           $ 16,779,932             $ 18,302,378
                                                                          =================================================

                       See notes to financial statements

 Statements of Operations - three and six months ended June 30, 1999 and 1998
                                  (unaudited)


                                           ----------------------------------------------------------------------------------
                                                 Three months ended June 30                  Six months ended June 30
                                                 1999                 1998                  1999                  1998
                                           -----------------------------------------------------------------------------------
Revenues
 Product sales...........................        $    969,981         $    609,126          $  1,919,562          $    845,586
 Contract manufacturing..................             197,430              105,624               301,750               131,987
 Licenses, royalties and other...........              14,703               12,334                98,100                12,334
                                           -----------------------------------------------------------------------------------
 Total revenue...........................           1,182,114              727,084             2,319,412               989,907

 Cost of product sales...................             344,826              216,246               742,947               343,789
                                           -----------------------------------------------------------------------------------
                                                      837,288              510,838             1,576,465               646,118

Operating Expenses
 Selling, general and administrative.....           1,510,662            1,123,229             2,811,272             1,941,088
 Research and development................             463,386              570,907               943,070             1,113,188
                                           -----------------------------------------------------------------------------------
 Total expenses..........................           1,974,048            1,694,136             3,754,342             3,054,276

 Operating Loss..........................          (1,136,760)          (1,183,298)           (2,177,877)           (2,408,158)

 Interest Income.........................              66,946              142,446               149,924               318,699
                                           -----------------------------------------------------------------------------------
 Net loss................................         ($1,069,814)         ($1,040,852)          ($2,027,953)          ($2,089,459)
                                         =====================================================================================

Net loss per common share................              ($0.07)              ($0.07)               ($0.14)               ($0.15)

Weighted average number of common shares
 used in computing net loss per common
 share...................................          14,642,507           14,090,581            14,582,685            13,727,770

                       See notes to financial statements

Statements of Cash Flows - six months ended June 30, 1999 and 1998 (unaudited)


                                                                 ---------------------------------------------------
                                                                                Six months ended June 30,
                                                                             1999                      1998
                                                                  --------------------------------------------------
Operating Activities
 Net Loss                                                                  ($2,027,953)              ($2,089,459)
 Adjustments to reconcile net loss to net cash used in
  operating activities:
  Depreciation and amortization.................................               419,111                   381,000
  Loss on sale of securities....................................                 6,980                         -
  Stock issued in payment of expenses...........................               160,332                         -
 Changes in assets and liabilities:
  Decrease (increase) in accounts receivable....................                57,442                  (107,327)
  Decrease (increase) in other current assets...................              (343,719)                  141,920
  Decrease (increase) in raw materials and work in process......                 1,525                  (264,580)
  Increase in other non-current assets..........................                (2,564)                        -
  Increase (decrease) in current liabilities....................                86,411                  (101,350)
  Increase in other liabilities.................................                 8,764                    92,142
                                                                  --------------------------------------------------
   Net cash used in operating activities......................              (1,633,671)               (1,947,654)

Investing Activities
 Acquisition of NextDerm, Inc. (1999) and purchase of assets
  of HumaTech Corp. (1998).....................................               (285,000)               (1,925,000)

  Purchase of property and equipment...........................                (46,594)                  (69,247)
  Purchase of securities.......................................                      -                  (499,922)
  Proceeds from sale or maturity of securities.................              3,415,605                 4,869,052
  Decrease in security deposit.................................                 52,314                         -
                                                                  --------------------------------------------------
   Net cash provided by investing activities..................               3,136,325                 2,374,883

                                                                  --------------------------------------------------
   Net Increase in Cash and Cash Equivalents..................               1,502,654                   427,229

Cash and Cash Equivalents:
   At Beginning of Period....................................                2,003,896                 3,003,524
                                                                  --------------------------------------------------

   At End of Period..........................................             $  3,506,550              $  3,430,753
                                                                  ==================================================

                       See notes to financial statements

 Statements of Stockholders' Equity - six months ended June 30, 1999 and 1998
                                  (unaudited)


                                 --------------------------------------------------------------------------------------------
                                             Common Stock                  Additional
                                             ------------                   paid-in          Accumulated
                                         Shares          Par Value          Capital            Deficit             Total
                                   -------------------------------------------------------------------------------------------
Balance - January 1, 1998.........        13,364,958          $133,650       $82,801,830      ($62,318,983)       $20,616,497

Shares issued on April 27, 1998
 in connection with the purchase
 of the assets of HumaTech
 Corporation......................         1,088,435            10,884         1,489,116                            1,500,000




Net loss..........................                                                              (2,089,459)        (2,089,459)

                                   -------------------------------------------------------------------------------------------
Balance - June 30, 1998...........        14,453,393          $144,534       $84,290,946      ($64,408,442)       $20,027,038
                                   ===========================================================================================


Balance - January 1, 1999.........        14,489,803          $144,898       $84,320,582      ($66,785,930)       $17,679,550

Shares issued on January 4, 1999
 for fourth quarter 1998 retainer
 under the 1998 Non-employee
 Director stock plan..............            32,395               324            14,676                               15,000

Shares issued on April 1, 1999
 for first quarter 1999 retainer
 under the 1998 Non-employee
 Director stock plan..............            25,260               253            14,747                               15,000

Shares issued on May 26, 1999 for
 HumaTech earn-out payments.......
                                             236,748             2,367           127,965                              130,332
Shares issued on June 30, 1999
 for the acquisition of NextDerm,
 Inc..............................           600,000             6,000           244,000                              250,000

Net Loss..........................                                                              (2,027,953)        (2,027,953)
                                   -------------------------------------------------------------------------------------------

Balance - June 30, 1999...........        15,384,206          $153,842       $84,721,970       (68,813,883)        16,061,929
                                   ===========================================================================================


                       See notes to financial statements

                              ProCyte Corporation
                   Notes to Financial Statements (unaudited)

1.  Basis of Presentation

    The accompanying unaudited condensed financial statements of ProCyte Corporation ("ProCyte" or the "Company") for the three- and six-month periods ended June 30, 1999 and 1998 have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Pursuant to such rules and regulations, the condensed financial statements do not include all of the information and footnotes required by generally accepted accounting principles for audited financial statements. Accordingly, this financial information should be read in conjunction with the complete audited financial statements, including the notes thereto, which are included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998. In the opinion of management, all material adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Interim results are not necessarily indicative of the results that may be expected for the year ending December 31, 1999.

2.  Investments

    At June 30, 1999, the Company's investments consisted entirely of US Treasury notes and US Agency securities. At June 30, 1999, the cost and estimated market value of the investments was $1,512,500 and all of the investments matured in less than one year. There were no material unrealized gains or losses on investments at June 30, 1999.

3.  Inventories

    Inventory is valued at the lower of cost or market. At June 30, 1999, the finished goods inventory was valued at $767,246 and the related reserve remained at $80,000. Also at that date raw materials were valued at $552,832 and work in process was valued at $1,239,200.

4.  Stockholders' Equity

    Information relating to stock options granted, exercised, canceled and currently exercisable is as follows:

                                                       Shares subject to        Weighted average
                                                             option              exercise price
                                                     ----------------------  -----------------------
Balance - January 1, 1998                                       1,304,374                     $2.94
 Granted                                                          636,500                     $1.31
 Exercised                                                              -                         -
 Canceled                                                         (33,334)                    $2.94
                                                     -------------------------------------------------
Balance - June 30, 1998                                         1,907,540                     $2.40
                                                     =================================================


                                                         Shares subject to        Weighted average
                                                         -----------------        ----------------
                                                               option              exercise price
                                                               ------              --------------
Balance - January 1, 1999.........................              1,618,061                     $2.18
 Granted..........................................                378,500                     $0.86
 Exercised........................................                      -                         -
 Canceled.........................................               (187,666)                    $1.19
                                                        -------------------------------------------------
Balance - June 30, 1999                                         1,808,895                     $2.00

                                                        =================================================
Currently exercisable                                             987,244                     $2.64
                                                        =================================================

    During the three-month period ended June 30, 1999, the Compensation Committee of the Company's Board of Directors awarded incentive stock options and non-qualified stock options to employees and consultants to purchase 83,000 shares of common stock under the Company's 1989 Restated Stock Option Plan. In addition, options to purchase 30,000 shares of common stock were automatically granted to the Company's non-employee directors under the 1991 Non-employee Director Stock Option Plan and the 1996 Stock Option Plan. At June 30, 1999 the remaining number of shares reserved for issuance under the Company's various option plans were as follows:



                       Option plan                             Number of shares reserved for option grants
                       -----------                             -------------------------------------------
1989 Restated Stock Option Plan..........................                        51,684
1996 Stock Option Plan...................................                       324,500
1991 Non-Employee Director Stock Option Plan.............                             -


    On May 26, 1999 the Company's Board of Directors reserved 100,000 shares of the Company's common stock for common stock warrants and, in connection with a contract for professional services, issued warrants for 33,334 shares at $0.6875 per share, the market price on the day the warrants were granted, as well as 33,333 shares at $1.6875 (one dollar above the market price,) and 33,333 shares at $2.6875 (two dollars above the market price.) Each of the three warrants has a five year life and vests one-third on the date granted, one-third six months after the grant date, and one-third twelve months after the grant date.

5.  NextDerm Acquisition

    During the second quarter ProCyte acquired all of the stock of NextDerm, Inc., a new company developing topical therapeutics for skin conditions such as acne and oily skin. The consideration for the acquisition included $250,000 in cash and 600,000 shares of ProCyte common stock with a value of $250,000 on the date that the terms were established. The Company accounted for the acquisition as a purchase and recorded $525,000 of goodwill. In connection with the acquisition, ProCyte entered into consulting arrangements with two of the principal NextDerm shareholders and nominated Mr. Glenn Oclassen, the chairman of the NextDerm board of directors, for election to the ProCyte board of directors.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations


    The entire discussion in this report, as well as other management discussion of the Company's goals and expectations as reported in the Company's 1998 Annual Report to Shareholders, contains Forward-Looking statements that are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. The words "believe", "expect", "intend", "anticipate", variations of such words and similar expressions identify Forward-Looking statements, but their absence does not mean that the statement is not Forward-Looking. These statements are not guaranties of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. Factors that could affect the Company's actual results include, among other things, the availability of adequate funding, the availability of contract manufacturing opportunities, relationships with corporate collaborators, the rate of market acceptance of the Company's products, the status of competing products, and the Company's ability to obtain and defend patent and intellectual property rights and to successfully develop and market the Company's existing and future products. See "Important Factors Regarding Forward-Looking Statements." Readers are cautioned not to place undue reliance on these Forward-Looking statements, which speak only as of the date of this report. ProCyte undertakes no obligation to update publicly any Forward-Looking statement to reflect new information, events or circumstances after the date of this report or to reflect the occurrence of unanticipated events.

    Corporate Overview

    During the first half of 1999 ProCyte continued the development and marketing of its skin health and hair care products, introduced new packaging for its therapeutic skin health products, introduced a line of new anti-aging products, and continued to work with its distributors to increase sales of its wound care products. As the Company's product line has expanded, it has continued to focus its direct efforts on specialty tissue repair sectors - marketing its products primarily to dermatologists, plastic surgeons and cosmetic surgeons.

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

    The Company has also continued to emphasize its Complex Cu\\3\\(TM) Intensive Repair Creme, a product used to treat patients following chemical peels, dermabrasion and laser treatments, as a complement to its line of prescription and over-the-counter topical drugs, sun protection and anti-aging skin care products. The Complex Cu\\3\\(TM) products provide a comprehensive approach to post-laser care and allow the Company to differentiate its line of skin care products on the basis of its proprietary copper peptide technology. In January 1999 the Company and Neutrogena signed a product study agreement covering the ongoing evaluation of ProCyte's proprietary copper peptide technology for inclusion in potential products that Neutrogena would sell in the worldwide consumer skin care market. During the first quarter, ProCyte began shipping its skin care products in redesigned packaging including a new icon and the tagline-"Healing the Wounds of Time(TM)." The new packaging received an enthusiastic response from physician customers. During the second quarter the Company acquired NextDerm, Inc. and with it the rights to several skin care products in various stages of development. Also at the end of the second quarter the Company launched its Neova(TM) Therapy line of anti-aging products in response to demand from physician customers.

These products are distributed using the Company's own sales force, contract sales representatives and specialty distributors. The Company's sales force has been expanded with the addition of four part-time contract sales representatives and during the first quarter of 1999 the Company signed a distribution agreement with Sigmacon Medical Products of Toronto, Canada, covering the Company's skin and hair care products in the Canadian dermatology and cosmetic surgery markets.

    ProCyte has a wound care distribution agreement with the Bard Medical Division ("Bard") of C.R. Bard, Inc. Subject to increasing minimum annual purchase requirements, the satisfaction of which is not assured, Bard has the right to distribute the Company's wound care products, including Iamin(R) Hydrating Gel, Iamin(R) Wound Cleanser, and OsmoCyte(R) Pillow Wound
Dressings, in the hospital, nursing home and extended care markets in the United States. ProCyte also has a distribution agreement with Tanox Pharma International, Inc. for Iamin(R) Hydrating Gel and OsmoCyte(R) Pillow Wound Dressings in China, Taiwan and Hong Kong and other Asian countries, and with Merck KGaA for Iamin(R) Hydrating Gel in Latin America and South Africa. Iamin(R) Hydrating Gel has been approved as a pharmaceutical in China and Taiwan, and the process of obtaining approval in various Latin American nations is underway.

     The Company primarily markets its Tricomin(R) line of triamino copper complex containing hair care products to physicians. Tricomin(R) shampoos, conditioners, and follicle therapy solution are positioned to participate in the rapidly growing $1.5 billion United States hair care market as a program for the maintenance of thinning hair in men and women. Hair follicles require high concentrations of biological copper and the Tricomin(R) products deliver copper along with amino acids for nourishing and stimulating the hair and scalp for improved health, strength, and appearance. The Company has initiated a series of consumer advertisements focused specifically on the hair care needs and concerns of the aging babyboomer population and has begun selling the Tricomin(R) products directly to consumers through its web site at www.tricomin.com. In January 1999 the Company and Neutrogena signed an option and product study agreement covering the ongoing evaluation of the Company's proprietary triamino copper technology for use in potential consumer hair care products to be marketed worldwide by Neutrogena.

    Operating Losses

    The Company has incurred operating losses since its inception due to the marketing expense of product launches and the costs of supporting research, development and clinical studies of its proprietary technology at a time when sales of the Company's products and other revenues do not yet exceed operating expenses. At June 30, 1999 the Company's accumulated deficit was approximately $68.8 million. The Company expects to incur additional operating losses until its product lines have been further expanded and have achieved market acceptance.

    Revenue

    During the six-month period ended June 30, 1999 ProCyte generated total operating revenue of $2,319,412 from product sales, contract manufacturing and royalties. Comparable revenues were $989,907 for the six-month period ended June 30, 1998. Total operating revenue was $1,182,114 and $727,084 for the second quarter of 1999 and 1998, respectively.

    Revenue from product sales was $1,919,562 during the six-month period ended June 30, 1999, up $1,073,976 or 127% from $845,586 during the comparable six-month period in 1998. Revenue from product sales was $969,981 and $609,126 for the second quarter of 1999 and 1998, respectively, an increase of $360,855 or 59%. The increase was primarily a result of the expanded product line obtained through the acquisition of HumaTech Corporation on April 27, 1998 and the introduction of the new Tricomin(R) line of hair care products incorporating the Company's proprietary copper peptide technology.

    Contract manufacturing revenue was $301,750 during the six-month period ended June 30, 1999, an increase of $169,763 or 129% from $131,987 during the comparable six-month period in 1998. Contract manufacturing revenue was $197,430 and $105,624 for the second quarter of 1999 and 1998, respectively, an increase of $91,806 or 87%. This increase reflects a greater volume of projects undertaken for customers. The Company is considering the feasibility of disposing of its contract manufacturing operations and the facility used for such purposes and has retained the investment banking firm of Alexander Hutton to assist it with this and related matters. See "Important Factors Regarding Forward-Looking Statements - Uncertainties related to Contract Manufacturing." Revenue from royalties and licenses in 1999 includes fees from the product study and option agreements with Neutrogena recognized during the first quarter. No such income was earned during the first half of 1998.

    Interest income was $149,924 during the six-month period ended June 30, 1999, down $168,755 or 53% from $318,699 during the comparable period in 1998. Interest income was $66,946 and $142,446 during the second quarter of 1999 and 1998, respectively, a decrease of $75,500 or 53%. The decrease in interest income was primarily a result of reduced funds available for investment.

    Expenses

    The cost of product sales was $742,947 (38.7% of product sales) for the six-month period ended June 30, 1999, an increase of $399,158 or 116% from $343,789 (40.7% of product sales) during the comparable period in 1998. The cost of product sales was $344,826 and $216,246 during the second quarter of 1999 and 1998, respectively, an increase of $128,580 or 59%. The increase in the cost of products sold reflects the growth in the number units sold and the introduction of skin health products with generally lower margins than those based on proprietary technology.

    Selling, general and administrative expenses were $2,811,272 during the six-month period ended June 30, 1999, an increase of $870,184 or 45% from $1,941,088 during the comparable period in 1998. Selling, general and administrative expenses were $1,510,662 and $1,123,229 during the second quarter of 1999 and 1998, respectively, an increase of $387,433 or 34%. The increase reflects the higher level of sales support required for new products and the cost of entering the consumer hair care market. The Company anticipates that during the remainder of 1999 expenditures will remain at or near current levels in proportion to product sales.

    Research and development expenses were $943,070 during the six month period ended June 30, 1999, down $170,118 or 15% from $1,113,188 during the comparable period in 1998. Research and development expenses were $463,386 and $570,907 during the second quarter of 1999 and 1998, respectively, a decrease of $107,521 or 19%. The decrease resulted from the completion of certain research projects and studies. The Company anticipates that expenditures for product development will remain at or near current levels during the remainder of 1999.

    Liquidity and Capital Resources

    The Company has relied primarily on equity financing, product sales, contract manufacturing, interest income and corporate partnerships to fund its operations and capital expenditures. At June 30, 1999, the Company had approximately $5.0 million in cash, cash equivalents and securities available for sale, as compared to $6.9 million at December 31, 1998. The $1.9 million decrease in cash reflects primarily the $1.6 million cash outflow from operations and the payment of $250,000 for the acquisition of NextDerm, Inc. The Company expects that its operating cash needs will continue at similar levels in future periods.

    The decrease of $20,913 in accounts receivable from December 31, 1998 to June 30, 1999 reflects the receipt of royalties accrued at year-end net of an increase in balances due from customers. The increase in other current assets from December 31, 1998 to June 30, 1999 includes an increase of $197,913 in finished goods inventory, primarily as a result of new products and in support of higher sales volumes, and an increase of $145,806 in prepaid insurance premiums. During the second quarter of 1999 the Company made the payments required under certain employment and non-competition agreements by issuing shares of common stock with a value of $130,332.

    Since March 25, 1999 the Company's common stock has traded on the NASD OTC bulletin board. See "Important Factors Regarding Forward-Looking Statements - NASDAQ National Market System listing."

    The Company believes that its existing cash, cash equivalents, securities available for sale, and interest thereon, will be sufficient to meet its capital requirements at least for the next twelve months. However, there can be no assurance that the underlying assumed levels of revenue and expense will prove accurate. Although the Company believes that its existing and potential products appear promising, it is unknown whether any of such products will prove commercially viable. In any event, substantial additional funds will be needed to commercialize existing products and to continue development of potential products. The Company will depend upon product revenues contract manufacturing, interest income, asset redeployment, equity financing, and funding from corporate partnerships to meet its future capital needs. The Company has engaged the investment banking firm of Alexander Hutton to advise it on matters including disposition of assets and financing alternatives. There can be no assurance that additional funds will be available as needed or on terms that are acceptable to the Company. In addition, the Company's ability to raise funds is likely to be adversely affected if it is unable to regain a listing on a national securities exchange. If the Company is unable to obtain sufficient funds to satisfy its cash requirements, the Company will be required to delay, reduce or eliminate some or all of its research and development activities and manufacturing and administrative programs, or dispose of assets or technology. See "Important Factors Regarding Forward-Looking Statements - Need for Additional Capital", "Important Factors Regarding Forward-Looking Statements - Uncertainties related to Contract Manufacturing", and "Important Factors Regarding Forward-Looking Statements - NASDAQ National Market System listing."

    Year 2000 Software Issue

    The Company has completed assessment, remediation and testing of its information technology ("IT") systems. The Company did not incur any material incremental costs in this regard. Other than the installation of additional upgrades and modifications provided by vendors, if any, the Company does not plan to conduct further assessment, remediation or testing of its IT systems and consequently does not expect to incur additional year 2000 related costs with respect to those systems. There can be no assurance, however, that the Company has accurately assessed the need for software and computer upgrades or modifications and if such upgrades and modifications are not made, or if they are not made on a timely basis, year 2000 problems could have a material impact on the operations of the Company.

    The Company has completed assessment, remediation and testing of the non-IT systems it considers critical and has completed assessment and either completed or contracted for the remediation of its non-critical non-IT systems. The Company anticipates that the remaining remediation and testing of these systems will be completed in the third quarter. The Company has not incurred material costs in connection with assessment, remediation and testing of non-IT systems and does not anticipate that the costs related to the remaining remediation and testing of non-IT systems will be material.

    Funding for remediation of both IT and non-IT systems has come from funds provided by operations and the Company expects to fund any additional year 2000 related costs in a similar manner. No other IT projects were deferred as a result of year 2000 remediation projects.

    The Company is not dependent on any single source of supply for its products and consequently does not intend to survey suppliers or other third parties concerning their year 2000 preparedness. The Company has recently reviewed the public statements made by its significant customers and service providers (including providers of financial services, utilities and telecommunications services,) all of which assert that their systems are year 2000 compliant or expected to be year 2000 compliant by the end of 1999. In the Company's judgment the most reasonably likely worst case scenario would be short-term disruptions to the Company's supply chain and customer payments. The Company has arranged for stockpiles of certain raw materials to attempt to mitigate the risk of short-term supply chain disruption and expects that its financial position will be adequate to accommodate a short-term disruption of customer payments. The Company has not developed a formal contingency plan for such disruptions and is currently analyzing the costs and benefits of preparing such a plan. The Company expects to decide during the third quarter if such a formal plan is warranted. There can be no assurance that the Company's efforts will mitigate the risk of disruptions and significant failures of customers or other third parties could materially affect the Company's business.

    The Company believes it is taking the necessary steps regarding year 2000 issues with respect to matters within the Company's control as it seeks to minimize the impact of year 2000 issues on its business. However, despite these steps there can be no assurance that the systems on which the Company relies are year 2000 compliant or can be made year 2000 compliant in a timely manner, that the Company will not incur significant additional expenses in dealing with year 2000 issues, that the third parties on which the Company's business depends will avoid year 2000 issues, or that the year 2000 issues will not materially adversely affect the Company's business, financial condition or results of operations.


    Important Factors Regarding Forward-Looking Statements

History of Operating Losses; Accumulated Deficit; Fluctuations in Future
Earnings

    The Company launched its first product based on its proprietary copper peptide technology in 1996, launched additional products based on that technology in 1997 and 1998 and will continue to launch new copper peptide based products in 1999. To date, however, the Company has generated relatively minor revenues from sales of products based on its proprietary technology and there can be no assurance that the Company will be able to generate sufficient product sales from those products to achieve a profitable level of operations. As of June 30, 1999, the Company's accumulated deficit was approximately $68.8 million. The Company expects to incur additional operating losses at least through 1999. In addition to sales of products based on its proprietary copper peptide technology, the Company's revenues have historically included sales of non-proprietary products, license fees and royalties, revenue from contract research and manufacturing, and interest income. The Company's ability to achieve a consistent, profitable level of operations is dependent in large part on successfully manufacturing and marketing its products, entering into agreements with corporate partners for distribution and commercialization of the Company's products and out-licensing of the Company's products and technology, of which there can be no assurance. In addition, payments under corporate partnerships and licensing arrangements, if any, may be subject to significant fluctuations in both timing and amounts. The time required to reach sustained profitability is highly uncertain, and there can be no assurance that the Company will be able to achieve profitability on a sustained basis, if at all. Moreover, if profitability is achieved, the level of profitability cannot be predicted and it may vary significantly from quarter to quarter.

Need for Additional Capital

    The Company expects negative cash flow from operations to continue at least through 1999. The Company may require substantial additional funds to expand or enhance its sales and marketing activities and to continue product development. The Company's future capital requirements will depend on numerous factors, including its efforts, and the efforts of its collaborative partners, to commercialize its products; continued progress in the Company's research and development programs; the results of research and development activities; relationships with existing and future corporate collaborators, if any; competing technological and market developments; the costs involved in filing, prosecuting and enforcing patent claims; the time and costs of commercialization activities; and other factors. At June 30, 1999 the Company had cash, cash equivalents and securities available for sale of $5.0 million. The Company estimates that at its planned rate of spending, its existing cash, cash equivalents and securities available for sale and the interest income thereon will be sufficient to meet its capital requirements at least for the next twelve months. There can be no assurance that the underlying assumed levels of revenue and expense will prove accurate. Whether or not these assumptions prove to be accurate, the Company may need to raise additional capital. The Company has engaged the investment banking firm of Alexander Hutton to advise it on matters including disposition of assets and financing alternatives. The Company may be required to seek additional funding through public or private financing, including equity financing, or through collaborative arrangements. Adequate funds for these purposes, whether obtained through financial markets or from collaborative or other arrangements with corporate partners or other sources, may not be available when needed or may not be available on terms favorable to the Company, if at all. If issuing equity securities raises additional funds, dilution to existing shareholders will result. In addition, in the event that additional funds are obtained through arrangements with collaborative partners, such arrangements may require the Company to relinquish rights to certain of its technologies or potential products that it would otherwise seek to develop or commercialize itself. If funding is insufficient at any time in the future, the Company may be required to delay, scale back or eliminate some or all of its marketing and research and development programs, to sell assets, or to license third parties to commercialize products or technologies that the Company would otherwise seek to develop itself. Furthermore, the terms of any such license agreements or asset sales might be less favorable than if the Company were negotiating from a stronger position. Moreover, if funding is insufficient at any time in the future, and the Company's existing funds are depleted, the Company may be required to cease operations.

NASDAQ National Market System listing; Application of Rule 15g-9 and Penny Stock Rules

    Since March 25, 1999 the Company's Common Stock has traded on the NASD OTC Bulletin Board. The Company had requested a continued NASDAQ National Market System listing notwithstanding its failure to meet the NASDAQ minimum bid price requirement and presented its plan to return to compliance with that requirement at a hearing with NASDAQ officials held on February 12, 1999. On March 24, 1999 the Company was informed of the determination by the NASDAQ Listing Qualifications Panel that Company's securities should be delisted. The Company requested a review of this determination and on July 26, 1999 it was informed that the request would not be considered. Because real-time price information may no longer be available, an investor is likely to find it more difficult to dispose of, or obtain accurate quotations on the market value of, the Company's securities.

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

Uncertainties Related to Contract Manufacturing

    Since inception, a substantial portion of the Company's revenues have been derived from contract manufacturing as the Company has sought to more fully utilize its existing facility's capacity while its own products were under development. For the foreseeable future, ProCyte expects to continue to have excess manufacturing capacity as it works to commercialize its potential products. Accordingly, the Company will continue to seek contract manufacturing opportunities. Contract manufacturing revenues will be adversely affected to the extent the Company's customers decide to manufacture their products themselves or choose to have them manufactured elsewhere. In addition, the Company's contract manufacturing revenues may be adversely affected to the extent its customers experience regulatory delays, product recalls, or competitive pressures in the marketplace. Contract manufacturing projects, and the revenue derived from them, may be subject to significant fluctuations in both timing and size. There can be no assurance that contract revenues in the future will be significant.

    The Company is considering the feasibility of disposing of its contract manufacturing operations and the facility used for such purposes and has retained the investment banking firm of Alexander Hutton to assist it with this and related matters. Such a transaction may not be feasible on a timely basis or may not be feasible with terms acceptable to the Company, or may not be feasible at all.

Uncertainties Related to Product Development

    From the Company's inception in 1986 until it launched its first commercial product in 1996, substantially all of its resources were dedicated to the research and development of wound healing and hair health applications of its topically administered copper peptide compounds. To date the Company has generated relatively minor revenues from sales of products based on its proprietary copper peptide technology. There can be no assurance that the Company's current products or potential products will be successfully commercialized and accepted for use by physicians, healthcare providers and consumers.

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

Dependence on and Management of Existing and Future Corporate Alliances

    The successful commercialization of the Company's existing and future products will depend upon ProCyte's ability to enter into and effectively manage corporate partnerships. ProCyte currently promotes certain of its products through specialty distributors. Other products and technology are licensed for incorporation into products sold by others. In November 1997, the Company entered into an exclusive worldwide supply and marketing agreement with Osmotics Corporation ("Osmotics"), pursuant to which the Company granted Osmotics the right to introduce products containing the Company's copper peptide technology to the prestige skin care market. In December 1997, the Company entered into a wound care distribution agreement with the Bard Medical Division ("Bard") of C.R. Bard, Inc. Pursuant to this agreement, Bard is the exclusive supplier of the Company's wound care products to the hospital, nursing home and extended care markets in the United States and has agreed to increasing minimum annual purchase requirements, the satisfaction of which is not assured. ProCyte has also entered into similar agreements for the registration and distribution of certain of its wound care products in the Far East and Latin America with Tanox Pharma International, Inc. and Merck KGaA, respectively. During the first quarter of 1999 the Company signed a distribution agreement with Sigmacon Medical Products of Toronto, Canada, covering the Company's skin and hair care products in the Canadian dermatology and cosmetic surgery markets. ProCyte plans to seek similar distribution partnerships in additional countries as well as alliances for development, manufacturing, marketing and distribution of products for the consumer market. Toward this end, in January 1999 the Company and Neutrogena signed an option and product study agreement covering the ongoing evaluation of the Company's proprietary triamino copper technology for use in potential consumer hair care products to be marketed worldwide by Neutrogena and a product study agreement covering the ongoing evaluation of ProCyte's proprietary copper peptide technology for inclusion in potential products that Neutrogena would sell in the worldwide consumer skin care market. There can be no assurance that any of the Company's collaborators will perform their obligations under their agreements with the Company or that the Company's products or the products of others that incorporate the Company's products or technology, will be successfully commercialized, any of which could have a material adverse effect on the Company's business, financial condition and results of operations.

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

    ProCyte's success depends in part, upon its ability to protect its products and technology under intellectual property laws in the United States and abroad. As of June 30, 1999, the Company had 18 issued United States patents expiring between 2005 and 2013, and numerous issued foreign patents and patent registrations. The patents relate to use of the Company's copper-based technology for a variety of healthcare applications, and to the composition of certain biologically active, synthesized compounds. The Company's strategy has been to apply for patent protection for certain compounds and their discovered uses that are believed to have potential commercial value in countries, which offer significant market potential. There can be no assurance that patent applications relating to the technology used by the Company will result in patents being issued. There can be no assurance that any patent issued to the Company will not be subjected to further proceedings limiting the scope of the rights under the patent or that such patent will provide a competitive advantage or will afford protection against competitors with similar technology, or will not be successfully challenged, invalidated or circumvented by competitors.

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

    In addition to obtaining approval or clearance from the FDA or foreign regulatory bodies to market a product, the prospective manufacturer's quality control and manufacturing procedures must conform to current good manufacturing practices ("cGMP") guidelines, or ISO 9000 standards, when appropriate. In complying with these regulations, which are subject to change at any time without notice to the Company, ProCyte must continue to expend time, effort and financial resources in production and quality control. In addition, ProCyte's manufacturing plant is subject to the regulations of and inspections by other foreign, federal, state or local agencies, such as local and regional water and waste treatment agencies, and state and federal safety and health agencies. There can be no assurance that the Company's manufacturing facility or its manufacturing operations will meet or continue to meet all appropriate guidelines or to pass inspections by any government agency.

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

Part II - Other Information

Item 1. Legal Proceedings

    None.

Item  2 - Changes in Securities and Use of Proceeds

    On May 26, 1999 the Company's Board of Directors reserved 100,000 shares of the Company's common stock for common stock warrants and, in connection with a contract for professional services, issued warrants for 33,334 shares at $0.6875 per share, the market price on the day the warrants were granted, as well as 33,333 shares at $1.6875 (one dollar above the market price,) and 33,333 shares at $2.6875 (two dollars above the market price.) Each of the three warrants has a five year life and vests one-third on the date granted, one-third six months after the grant date, and one-third twelve months after the grant date.

    The warrants and the shares reserved for them were not registered under the Securities Act of 1933, as amended, pursuant to the exemption set forth in
Section 4(2) thereof. The warrants and any shares issued thereunder are subject to restriction on transfer absent registration under the Securities Act.

    On June 30, 1999 the Company issued 600,000 shares of its Common Stock in connection with the acquisition of NextDerm, Inc. The form of the transaction was a purchase of NextDerm stock in exchange for a combination of cash and shares of the Company's Common Stock. No underwriters were used and the recipients of the Company's Common Stock were the former shareholders of NextDerm.

    The shares issued to the former NextDerm shareholders were not registered under the Securities Act of 1933, as amended, pursuant to the exemption set forth in Section 4(2) thereof. All recipients of shares of the Company's Common Stock made certain representations to the Company as to investment intent, possessed a sufficient level of financial sophistication and received or had access to information about the Company. The shares issued in the transaction are subject to restriction on transfer absent registration under the Securities Act, and no offers to sell the securities were made by any form of general solicitation or general advertisement.

Item 3 - Defaults Upon Senior Securities

    None.

Item 4. Submission of Matters to a Vote of Security Holders

    The annual meeting of the shareholders of the Company was held on May 26, 1999. The only matter submitted to the shareholders for a vote was the election of directors. As of April 1, 1999, the record date, there were 14,547,458 shares eligible to vote at the meeting, of which 83.03% or 12,078,995 were present at the meeting, constituting a quorum. The six nominees for election as directors were elected to serve until the 2000 annual meeting of the shareholders, and until the election and qualification of their respective successors. The vote for each director follows:

         --------------------------------------------------------------------
         DIRECTOR                        FOR                         WITHHELD
         --------------------------------------------------------------------
         Jules Blake                 11,878,646                       200,349
         Susan Browner               11,851,377                       227,618
         John F. Clifford            11,869,546                       209,449
         Matt L. Leavitt             11,890,696                       188,299
         Glenn A. Oclassen           11,939,977                       139,018
         Robert E. Patterson         11,701,732                       377,263


Item 5.  Other Information

    None.

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits



     10.18  Consulting Agreement between ProCyte Corporation and Mr. Glenn
     Oclassen
     27  Financial Data Schedule

(b)  Reports on Form 8-K


    None.

Signatures

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                                PROCYTE CORPORATION
                                                                   (REGISTRANT)

Date:  August 13, 1999                        By:              /s/ John F. Clifford
                                                   ------------------------------------------------
                                                        John F. Clifford, President and CEO



Date:  August 13, 1999                        By:                 /s/ Jerry Scott
                                                   ------------------------------------------------
                                                       Jerry P. Scott, Vice President and CFO

                                 EXHIBIT INDEX

  Exhibit Number                                          Title
  --------------                                          -----
       10.18         Consulting Agreement between ProCyte Corporation and Mr. Glenn Oclassen

        27           Financial Data Schedule