Form 10-Q
period 1999-09-30
PROCYTE CORP /WA/
filed 1999-10-28
CIK 856072

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                   FORM 10-Q



            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934.


               For the Quarterly Period Ended September 30, 1999

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

                                  Yes [X]  No  [ ]


As of October 25, 1999, there were issued and outstanding 15,400,850 shares of common stock, par value $.01 per share.

                              ProCyte Corporation

                                     INDEX

Part I  -  Financial Information ..................................................................        3

 Item 1. Condensed Financial Statements............................................................        3

   Balance Sheets - as of September 30, 1999 and December 31, 1998 (unaudited).....................        3

   Statements of Operations - three and nine months ended September 30, 1999 and 1998 (unaudited)..        4

   Statements of Cash Flows - nine months ended September 30, 1999 and 1998 (unaudited)............        5

   Statements of Stockholders' Equity - nine months ended September 30, 1999 and 1998 (unaudited)..        6

   Notes to Financial Statements (unaudited).......................................................        7

 Item 2. Management's Discussion and Analysis of Financial Condition and Results of
         Operations ...............................................................................        9

 Item 3. Quantitative and Qualitative Disclosures About Market Risk................................       20

Part II - Other Information........................................................................       20

 Item 1. Legal Proceedings.........................................................................       20

 Item 2. Change in Securities......................................................................       20

 Item 3. Defaults Upon Senior Securities...........................................................       20

 Item 4. Submission of Matters to a Vote of Security Holders.......................................       20

 Item 5. Other Information.........................................................................       20

 Item 6. Exhibits and Reports on Form 8-K..........................................................       21

Signatures.........................................................................................       21

EXHIBIT INDEX......................................................................................       22

                        Part I  - Financial Information

Item 1. Condensed Financial Statements



  Balance Sheets - as of September 30, 1999 and December 31, 1998 (unaudited)

                                                                 -------------------------------------------------
                                                                     September 30, 1999        December 31, 1998
                                                                 -------------------------------------------------
Assets

  Cash, cash equivalents and securities available for sale.......            $  4,377,937             $  6,938,981
  Accounts receivable, net of reserve for uncollectable accounts of  $65,421 and $54,948 at September 30, 1999 and December
   31, 1998, respectively........................................                 524,004                  692,196
  Other current assets...........................................                 899,255                  574,967
                                                                 -------------------------------------------------
    Total current assets.........................................               5,801,196                8,206,144

  Raw materials and work in process, net of reserve for excess and obsolete inventory of  $300,000 at September 30, 1999 and
   December 31, 1998.............................................               1,466,010                1,493,557

  Property and equipment, net of accumulated depreciation of
   $3,468,901 and $3,008,159 at September 30, 1999 and December
   31, 1998, respectively........................................               4,777,038                5,163,967

  Intangible assets, net of accumulated amortization of $460,094 and $281,829 at September 30, 1999 and December 31, 1998,
   respectively..................................................               3,506,348                3,159,101

  Other assets...................................................                 231,043                  279,609
                                                                 -------------------------------------------------

    Total Assets                                                             $ 15,781,635             $ 18,302,378
                                                                 =================================================

Liabilities and Stockholders' Equity

  Total current liabilities......................................            $    391,860             $    497,611
  Other liabilities..............................................                 138,003                  125,217
                                                                 -------------------------------------------------
    Total liabilities............................................                 529,863                  622,828

  Common stock and additional paid in capital....................              84,887,812               84,465,480
  Accumulated deficit............................................             (69,636,040)             (66,785,930)
                                                                 -------------------------------------------------
    Stockholders' equity.........................................              15,251,772               17,679,550
                                                                 -------------------------------------------------

    Total Liabilities and Stockholders' Equity                               $ 15,781,635             $ 18,302,378
                                                                 =================================================

                       See notes to financial statements

Statements of Operations - three and nine months ended September 30, 1999 and
                               1998 (unaudited)

                                         -----------------------------------------------------------------------------------
                                               Three months ended September 30            Nine months ended September 30
                                                  1999                 1998                 1999                 1998
                                         -----------------------------------------------------------------------------------
Revenues
  Product sales............................          $  826,622         $    640,341         $  2,746,184         $  1,485,927
  Contract manufacturing...................             105,980              123,280              407,730              255,267
  Licenses, royalties and other............              16,313                7,912              114,413               20,246
                                                    --------------------------------------------------------------------------
  Total revenue............................             948,915              771,533            3,268,327            1,761,440

  Cost of product sales....................             321,565              290,990            1,064,512              634,779
                                                    --------------------------------------------------------------------------
                                                        627,350              480,543            2,203,815            1,126,661

Operating Expenses
  Selling, general and administrative......           1,085,180            1,241,268            3,896,452            3,182,356
  Research and development.................             410,125              492,743            1,353,195            1,605,931
                                                    --------------------------------------------------------------------------
  Total expenses...........................           1,495,305            1,734,011            5,249,647            4,788,287

                                                    --------------------------------------------------------------------------
  Operating Loss...........................            (867,955)          (1,253,468)          (3,045,832)          (3,661,626)

  Interest Income..........................              45,798              119,544              195,722              438,243
                                                    --------------------------------------------------------------------------
  Net loss.................................         ($  822,157)         ($1,133,924)         ($2,850,110)         ($3,223,383)
                                                    ==========================================================================

Net loss per common share..................              ($0.05)              ($0.08)              ($0.19)              ($0.23)

Weighted average number of common shares
 used in computing net loss per common
 share.....................................          15,400,850           14,468,678           14,858,285           13,992,016

                       See notes to financial statements

    Statements of Cash Flows - nine months ended September 30, 1999 and 1998
                                  (unaudited)


                                                              -------------------------------------------------
                                                                        Nine months ended September 30,
                                                                         1999                     1998
                                                              -------------------------------------------------
Operating Activities
 Net Loss.....................................................             ($2,850,110)             ($3,223,383)
 Adjustments to reconcile net loss to net cash used in
  operating activities:
  Depreciation and amortization...............................                 639,007                  589,358
  (Gain) loss on sale of securities...........................                   6,980                   (2,841)
  Stock issued in payment of expenses.........................                 172,332                   15,000
 Changes in assets and liabilities:
  Decrease (increase) in accounts receivable..................                 168,192                  (96,289)
  Decrease (increase) in other current assets.................                (324,288)                 176,106
  Decrease (increase) in raw materials and work in process....                  27,547                 (202,977)
  Increase in other non-current assets........................                  (3,748)                       -
  Decrease in current liabilities.............................                (105,751)                (137,715)
  Increase in other liabilities...............................                  12,786                  100,822
                                                              -------------------------------------------------
    Net cash used in operating activities.....................              (2,257,053)              (2,781,919)

Investing Activities
 Acquisition of NextDerm, Inc. (1999) and purchase of assets
  of HumaTech Corp. (1998)....................................                (285,000)              (1,925,000)
 Purchase of property and equipment...........................                 (64,325)                (139,637)
 Purchase of securities.......................................                       -                 (499,922)
 Proceeds from sale or maturity of securities.................               3,915,605                5,884,734
 Decrease in security deposit.................................                  52,314                  206,014
                                                              -------------------------------------------------
    Net cash provided by investing activities.................               3,618,594                3,526,189

                                                              -------------------------------------------------
    Net Increase in Cash and Cash Equivalents.................               1,361,541                  744,270

Cash and Cash Equivalents:
    At Beginning of Period....................................               2,003,896                3,003,524
                                                              -------------------------------------------------

    At End of Period..........................................            $  3,365,437             $  3,747,794
                                                              =================================================

                       See notes to financial statements

 Statements of Stockholders' Equity - nine months ended September 30, 1999 and
                                1998 (unaudited)

                                  -------------------------------------------------------------------------------------------
                                                Common Stock              Additional        Accumulated
                                  ----------------------------------        paid-in
                                         Shares          Par Value          Capital            Deficit             Total
                                  -------------------------------------------------------------------------------------------

 Balance - January 1, 1998........        13,364,958          $133,650       $82,801,830      ($62,318,983)       $20,616,497

 Shares issued on April 27, 1998
  in connection with the purchase
  of the assets of HumaTech
  Corporation.....................         1,088,435            10,884         1,489,116                            1,500,000

 Shares issued on July 1, 1998
  for second quarter 1998
  retainer under the 1998
  Non-employee Director stock plan            15,285               153            14,847                               15,000

 Net loss.........................                                                              (3,223,383)        (3,223,383)
                                  -------------------------------------------------------------------------------------------
 Balance - September 30, 1998.....        14,468,678          $144,687       $84,305,793       (65,542,366)       $18,908,114
                                  ===========================================================================================

 Balance - January 1, 1999........        14,489,803          $144,898       $84,320,582      ($66,785,930)       $17,679,550

 Shares issued on January 4, 1999
  for fourth quarter 1998
  retainer under the 1998
  Non-employee Director stock plan            32,395               324            14,676                               15,000

 Shares issued on April 1, 1999
  for first quarter 1999 retainer
  under the 1998 Non-employee
  Director stock plan.............            25,260               253            14,747                               15,000

 Shares issued on May 26, 1999
  for the 1998-99 HumaTech
  earn-out payments...............           236,748             2,367           127,965                              130,332

 Shares issued on June 30, 1999
  for the acquisition of
  NextDerm, Inc...................           600,000             6,000           244,000                              250,000

 Shares issued on July 1, 1999
  for second quarter 1999
  retainer under the 1998
  Non-employee Director stock plan            16,644               166            11,834                               12,000

 Net Loss.........................                                                              (2,850,110)        (2,850,110)
                                  -------------------------------------------------------------------------------------------
  Balance - September 30, 1999.....        15,400,850         $154,008       $84,733,804      ($69,636,040)       $15,251,772
                                  ===========================================================================================

                       See notes to financial statements

                              ProCyte Corporation
                   Notes to Financial Statements (unaudited)

1.  Basis of Presentation

     The accompanying unaudited condensed financial statements of ProCyte Corporation ("ProCyte" or the "Company") for the three- and nine-month periods ended September 30, 1999 and 1998 have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Pursuant to such rules and regulations, the condensed financial statements do not include all of the information and footnotes required by generally accepted accounting principles for audited financial statements. Accordingly, this financial information should be read in conjunction with the complete audited financial statements, including the notes thereto, which are included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998. In the opinion of management, all material adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Interim results are not necessarily indicative of the results that may be expected for the year ending December 31, 1999.

2.  Investments

     At September 30, 1999, the Company's investments consisted entirely of US Agency securities and US Treasury notes. At September 30, 1999, the cost and estimated market value of the investments was $1,012,500 and all of the investments matured in less than one year. There were no material unrealized gains or losses on investments at September 30, 1999.

3.  Inventories

     Inventory is valued at the lower of cost or market. At September 30, 1999, the finished goods inventory was valued at $836,834 and the related reserve remained at $80,000. Also at that date raw materials were valued at $584,774 and work in process was valued at $1,181,236.

4.  Stockholders' Equity

     Information relating to stock options granted, exercised, canceled and currently exercisable is as follows:

                                                      Shares subject to        Weighted average
                                                            option              exercise price
                                                    ----------------------  -----------------------
Balance - January 1, 1998.........................              1,304,374                     $2.94
 Granted..........................................                647,500                     $1.30
 Exercised........................................                      -                         -
 Canceled.........................................               (413,814)                    $2.86
                                                  -------------------------------------------------
Balance - September 30, 1998......................              1,538,060                     $2.28
                                                  =================================================

                                                      Shares subject to        Weighted average
                                                            option              exercise price
                                                    ----------------------  -----------------------
Balance - January 1, 1999.........................              1,618,061                     $2.18
 Granted..........................................                830,000                     $0.81
 Exercised........................................                      -                         -
 Canceled.........................................               (596,167)                    $1.70
                                                    -----------------------------------------------
 Balance - September 30, 1999......................              1,851,894                    $1.72
                                                    ================================================

Currently exercisable.............................                750,411                     $2.90
                                                  =================================================


     During the three-month period ended September 30, 1999, the Compensation Committee of the Company's Board of Directors awarded incentive stock options and non-qualified stock options to employees and consultants to purchase 451,500 shares of common stock under the Company's 1989 Restated Stock Option Plan. The 1989 plan does not permit grants of additional options after September 15, 1999. At September 30, 1999 there remained 324,500 shares of the Company's common stock reserved for issuance under the Company's 1996 Stock Option Plan.

     At September 30 there were 100,000 shares of the Company's common stock reserved for issuance under the common stock warrants issued on May 26, 1999. The warrants oblige the Company to issue 33,334 shares at $0.6875 per share, the market price on the grant date, 33,333 shares at $1.6875 and 33,333 shares at $2.6875. Each of the three warrants has a five year life and vests one-third on the grant date, one-third six months after the grant date, and one-third twelve months after the grant date.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

     The entire discussion in this report, as well as other management discussion of the Company's goals and expectations, contains Forward-Looking statements that are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. The words "believe", "expect", "intend", "anticipate", variations of such words and similar expressions identify Forward-Looking statements, but their absence does not mean that the statement is not Forward-Looking. These statements are not guaranties of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. Factors that could affect the Company's actual results include, among other things, the availability of adequate funding, the availability of contract manufacturing opportunities, relationships with corporate collaborators, the rate of market acceptance of the Company's products, the status of competing products, and the Company's ability to obtain and defend patent and intellectual property rights and to successfully develop and market the Company's existing and future products. See "Important Factors Regarding Forward-Looking Statements." Readers are cautioned not to place undue reliance on these Forward-Looking statements, which speak only as of the date of this report. ProCyte undertakes no obligation to update publicly any Forward-Looking statement to reflect new information, events or circumstances after the date of this report or to reflect the occurrence of unanticipated events.

     Corporate Overview

     During the third quarter of 1999 ProCyte negotiated a supply agreement with Advicare, Inc, a newly formed company offering products and services to plastic and cosmetic surgeons. The agreement makes ProCyte the primary Advicare supplier of skin health and hair care products. The initial order for products sold under the agreement was received by ProCyte in early October. In connection with this agreement Susan Browner and Ken Tapman left ProCyte to join Advicare and Ms. Browner also resigned from the ProCyte Board of Directors.

     During the first nine months of 1999 ProCyte continued to develop and market its skin health and hair care products, introduced new packaging for its therapeutic skin health products, introduced a line of new anti-aging products, and continued to work with its licensees to promote sales of its wound care products. As the Company's product line has expanded, it has continued to focus its direct efforts on specialty skin health and wound care sectors - marketing its products primarily to dermatologists, plastic surgeons and cosmetic surgeons.

     The Company has continued with its approach to marketing the GraftCyte(TM) line of copper peptide containing wound care products for use following hair restoration surgery. ProCyte is the only company to provide a line of products that address the importance of wound repair in the hair transplant procedure. The Company's GraftCyte(TM) products are promoted through its own sales force and specialty distributors.

     The Company has also continued to emphasize its Complex Cu3(TM) Intensive Repair Creme, a product used to treat patients following chemical peels, microdermabrasion and laser treatments, as a complement to its line of prescription and over-the-counter topical drugs, sun protection and anti-aging skin care products. The Complex Cu3(TM) products provide a comprehensive approach to post-procedure care and allow the Company to differentiate its line of skin care products on the basis of its proprietary copper peptide technology. In January 1999 the Company and Neutrogena signed a product study agreement covering the evaluation of ProCyte's proprietary copper peptide technology for inclusion in potential products that Neutrogena would sell in the worldwide consumer skin care market. During the first quarter, ProCyte began shipping its skin care products in redesigned packaging including a new icon and the tagline- "Healing the Wounds of Time(TM)." During the second quarter the Company acquired NextDerm, Inc. and with it the rights to several skin care products in various stages of development. Also at the end of the second quarter the Company launched its Neova(TM) Therapy line of anti-aging products in response to demand from physician customers. These products are distributed using the Company's own sales force, contract sales representatives and specialty distributors. During the first quarter of 1999 the Company signed a distribution agreement with Sigmacon Medical Products of Toronto, Canada, covering the Company's skin and hair care products in the Canadian dermatology and cosmetic surgery markets.

     ProCyte has a wound care distribution agreement with the Bard Medical Division ("Bard") of C.R. Bard, Inc. which gives Bard the right to distribute the Company's wound care products, including Iamin(R) Hydrating Gel, Iamin(R) Wound Cleanser, and OsmoCyte(R) Pillow Wound Dressings, in the hospital, nursing home and extended care markets in the United States. The exclusive nature of this agreement is based on increasing minimum annual purchase requirements, and Bard's ability to meet the requirements for 1999 is subject to considerable uncertainty. ProCyte also has a distribution agreement with Tanox Pharma International, Inc. for Iamin(R) Hydrating Gel and OsmoCyte(R) Pillow Wound Dressings in China, Taiwan and other Asian countries, and with Merck KGaA for Iamin(R) Hydrating Gel in Latin America and South Africa. Iamin(R) Hydrating Gel has been approved in China and Taiwan, and the process of obtaining approval in various Latin American nations is proceeding on schedule.

     The Company markets its Tricomin(R) line of triamino copper complex containing hair care products primarily to physicians. Tricomin(R) shampoos, conditioners, and follicle therapy solution are positioned to participate in the rapidly growing $1.5 billion United States hair care market as a program for the maintenance of thinning hair for both men and women. Hair follicles require high concentrations of biological copper and the Tricomin(R) products deliver copper along with amino acids for nourishing and stimulating the hair and scalp for improved health, strength, and appearance. The Company has initiated a series of consumer advertisements focused specifically on the hair care needs and concerns of the aging babyboomer population and has begun selling the Tricomin(R) products directly to consumers through its web site at www.tricomin.com. In January 1999 the Company and Neutrogena signed an option and product study agreement covering the evaluation of the Company's proprietary triamino copper technology for use in potential consumer hair care products to be marketed worldwide by Neutrogena.

     Operating Losses

     The Company has incurred operating losses since its inception due to the marketing expense of product launches and the costs of supporting research, development and clinical studies of its proprietary technology at a time when sales of the Company's products and other revenues do not yet exceed operating expenses. At September 30, 1999 the Company's accumulated deficit was approximately $69.6 million. The Company expects to incur additional operating losses until its product lines have been further expanded and have achieved market acceptance.

     Revenue

     During the nine-month period ended September 30, 1999 ProCyte generated total operating revenue of $3,268,327 from product sales, contract manufacturing and royalties. Comparable revenues were $1,761,440 for the nine-month period ended September 30, 1998. Total operating revenue was $948,915 and $771,533 for the third quarter of 1999 and 1998, respectively.

     Revenue from product sales was $2,746,184 during the nine-month period ended September 30, 1999, up $1,260,257 or 84.8% from $1,485,927 during the comparable nine-month period in 1998. Revenue from product sales was $826,622 and $640,341 for the third quarter of 1999 and 1998, respectively, an increase of $186,281 or 29.1%. The increase for both the quarter and the nine-month period was primarily a result of the expanded product line obtained through the acquisition of HumaTech Corporation on April 27, 1998 and the introduction of new products incorporating the Company's proprietary copper peptide technology.

     Contract manufacturing revenue was $407,730 during the nine-month period ended September 30, 1999, an increase of $152,463 or 59.7% from $255,267 during the comparable nine-month period in 1998. Contract manufacturing revenue was $105,980 and $123,280 for the third quarter of 1999 and 1998, respectively, a decrease of $17,300 or 14%. The increase for the nin-month period reflects additional contracts undertaken for customers. The decrease for the quarter reflects differences in the timing of completion of contracts. The Company is considering the feasibility of disposing of its contract manufacturing operations and the facility used for such purposes and has retained a financial advisor to assist it with this and related matters. See "Important Factors Regarding Forward-Looking Statements - Uncertainties related to Contract Manufacturing."

     Revenue from royalties and licenses in 1999 includes fees from the product study and option agreements with Neutrogena recognized during the first quarter. No such income was earned during the first three quarters of 1998.

     Interest income was $195,722 during the nine-month period ended September 30, 1999, down $242,521 or 55.3% from $438,243 during the comparable period in 1998. Interest income was $45,798 and $119,544 during the third quarter of 1999 and 1998, respectively, a decrease of $73,746 or 61.7%. The decrease in interest income for both the quarter and the nine-month period was primarily a result of reduced funds available for investment.

     Expenses

     The cost of product sales was $1,064,512 (38.8% of product sales) for the nine-month period ended September 30, 1999, an increase of $429,733 or 67.7% from $634,779 (42.7% of product sales) during the comparable period in 1998.
The cost of product sales was $321,565 and $290,990 during the third quarter of 1999 and 1998, respectively, an increase of $30,575 or 10.5%. The increase in the cost of products sold for both the quarter and the nine-month period reflects the growth in the number units sold and the change in the mix between sales of generally lower margin skin health products and generally higher margin products based on proprietary technology.

     Selling, general and administrative expenses were $3,896,452 during the nine-month period ended September 30, 1999, an increase of $714,096 or 22.4% from $3,182,356 during the comparable period in 1998. Selling, general and administrative expenses were $1,085,180 and $1,241,268 during the third quarter of 1999 and 1998, respectively, a decrease of $156,088 or 12.6%. The increase for the nine-month period reflects the higher level of sales support required for new products and the cost of entering the consumer hair care market. The decrease for the quarter principally reflects the departure of two senior managers and roll-out of the Tricomin(R) line in the third quarter of 1998. The Company anticipates that during the remainder of 1999 expenditures will remain at or near current levels in proportion to product sales.

     Research and development expenses were $1,353,195 during the nine-month period ended September 30, 1999, down $252,736 or 15.7% from $1,605,931 during the comparable period in 1998. Research and development expenses were $410,125 and $492,743 during the third quarter of 1999 and 1998, respectively, a decrease of $82,618 or 16.8%. The decrease for both the quarter and the nine-month period resulted from the completion of research projects and studies and a scaling back of research activities. The Company anticipates that expenditures for product development will remain at or near current levels during the remainder of 1999.

     Liquidity and Capital Resources

     The Company has relied primarily on equity financing, product sales, contract manufacturing, interest income and corporate partnerships to fund its operations and capital expenditures. At September 30, 1999, the Company had approximately $4.4 million in cash, cash equivalents and securities available for sale, as compared to $6.9 million at December 31, 1998. The $2.5 million decrease in cash reflects primarily the $2.25 million cash outflow from operations and the payment of $250,000 for the acquisition of NextDerm, Inc. The Company expects that its operating cash needs will continue at similar levels in future periods.

     The decrease of $168,192 in accounts receivable from December 31, 1998 to September 30, 1999 reflects the receipt of royalties accrued at year-end and an increase in balances due from customers. The increase in other current assets from December 31, 1998 to September 30, 1999 includes an increase of $267,501 in finished goods inventory, primarily as a result of new products and in support of higher sales volumes, and an increase of $56,787 in prepaid expenses.

     Since March 25, 1999 the Company's common stock has traded on the NASD OTC bulletin board. See "Important Factors Regarding Forward-Looking Statements - NASDAQ National Market System listing."

     The Company believes that its existing cash, cash equivalents, securities available for sale, and interest thereon, will be sufficient to meet its capital requirements at least for the next twelve months. However, there can be no assurance that the underlying assumed levels of revenue and expense will prove accurate. Although the Company believes that its existing and potential products are promising, it is unknown whether any of such products will prove commercially viable. In any event, substantial additional funds will be needed to commercialize existing products and to continue development of potential products. The Company will depend upon product revenues contract manufacturing, interest income, asset redeployment, equity financing, and funding from corporate partnerships to meet its future capital needs. The Company has engaged a financial advisor to assist it with matters including disposition of assets and financing alternatives. There can be no assurance that additional funds will be available as needed or on terms that are acceptable to the Company. In addition, the Company's ability to raise funds is likely to be adversely affected if it is unable to regain a listing on a national securities exchange. If the Company is unable to obtain sufficient funds to satisfy its cash requirements, the Company will be required to delay, reduce or eliminate some or all of its research and development activities and manufacturing and administrative programs, or dispose of assets or technology. See "Important Factors Regarding Forward-Looking Statements - Need for Additional Capital", "Important Factors Regarding Forward-Looking Statements - Uncertainties related to Contract Manufacturing", and "Important Factors Regarding Forward-Looking Statements - NASDAQ National Market System listing."

     Year 2000 Software Issue

     The Company has completed assessment, remediation and testing of its information technology ("IT") systems for year 2000 related problems. The Company has also completed similar assessment, remediation and testing of its non-IT systems. The Company did not incur any material incremental costs in this regard. The Company does not plan to conduct further assessment, remediation or testing of its IT or non-IT systems and consequently does not expect to incur any additional year 2000 related costs. There can be no assurance, however, that the Company has accurately assessed the need for software and computer upgrades or modifications and if such upgrades and modifications are not made, or if they are not made on a timely basis, year 2000 problems could have a material impact on the operations of the Company.

     Funding for remediation of both IT and non-IT systems came from funds provided by operations. No other IT projects were deferred as a result of year 2000 remediation projects.

     The Company believes that it is not dependent on any single source of supply for its products and consequently has not surveyed and does not intend to survey suppliers or other third parties concerning their year 2000 preparedness. The Company has reviewed the public statements made by its significant customers and service providers (including providers of financial services, utilities and telecommunications services,) all of which assert that their systems are year 2000 compliant or are expected to be year 2000 compliant by the end of 1999. In the Company's judgment the most reasonably likely worst case scenario would be short-term disruptions of the Company's supply chain and customer payments. The Company has arranged for stockpiles of certain raw materials to attempt to mitigate the risk of short-term supply chain disruption and expects that its financial position will be adequate to accommodate a short-term disruption of customer payments. The Company has not developed a formal contingency plan for such disruptions and does not presently believe that such a formal plan is warranted. There can be no assurance that the Company's efforts will mitigate the risk of disruptions and significant failures of customers or other third parties could materially affect the Company's business.

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


     Important Factors Regarding Forward-Looking Statements

History of Operating Losses; Accumulated Deficit; Fluctuations in Future
Earnings

     The Company launched its first product based on its proprietary copper peptide technology in 1996, launched additional products based on that technology in 1997 and 1998 and will continue to launch new copper peptide based products in 1999. To date, however, the Company has generated relatively minor revenues from sales of products based on its proprietary technology and there can be no assurance that the Company will be able to generate sufficient product sales from those products to achieve a profitable level of operations. As of September 30, 1999, the Company's accumulated deficit was approximately $69.6 million. The Company expects to incur additional operating losses at least through early 2000. In addition to sales of products based on its proprietary copper peptide technology, the Company's revenues have historically included sales of non-proprietary products, license fees and royalties, revenue from contract research and manufacturing, and interest income. The Company's ability to achieve a consistent, profitable level of operations is dependent in large part on successfully manufacturing and marketing its products, entering into agreements with corporate partners for distribution and commercialization of the Company's products and out-licensing of the Company's products and technology, of which there can be no assurance. In addition, payments under corporate partnerships and licensing arrangements, if any, may be subject to significant fluctuations in both timing and amounts. The time required to reach sustained profitability is highly uncertain, and there can be no assurance that the Company will be able to achieve profitability on a sustained basis, if at all. Moreover, if profitability is achieved, the level of profitability cannot be predicted and it may vary significantly from quarter to quarter.

Need for Additional Capital

     The Company expects negative cash flow from operations to continue at least through 1999. The Company may require substantial additional funds to expand or enhance its sales and marketing activities and to continue product development. The Company's future capital requirements will depend on numerous factors, including its efforts, and the efforts of its collaborative partners, to commercialize its products; continued progress in the Company's research and development programs; the results of research and development activities; relationships with existing and future corporate collaborators, if any; competing technological and market developments; the costs involved in filing, prosecuting and enforcing patent claims; the time and costs of commercialization activities; and other factors. At September 30, 1999 the Company had cash, cash equivalents and securities available for sale of $4.4 million. The Company estimates that at its planned rate of spending, its existing cash, cash equivalents and securities available for sale and the interest income thereon will be sufficient to meet its capital requirements at least for the next twelve months. There can be no assurance that the underlying assumed levels of revenue and expense will prove accurate. Whether or not these assumptions prove to be accurate, the Company may need to raise additional capital. The Company has engaged a financial advisor to assist it with matters including disposition of assets and financing alternatives. The Company may be required to seek additional funding through public or private financing, including equity financing, or through collaborative arrangements. Adequate funds for these purposes, whether obtained through financial markets or from collaborative or other arrangements with corporate partners or other sources, may not be available when needed or may not be available on terms favorable to the Company, if at all. If issuing equity securities raises additional funds, dilution to existing shareholders will result. In addition, in the event that additional funds are obtained through arrangements with collaborative partners, such arrangements may require the Company to relinquish rights to certain of its technologies or potential products that it would otherwise seek to develop or commercialize itself. If funding is insufficient at any time in the future, the Company may be required to delay, scale back or eliminate some or all of its marketing and research and development programs, to sell assets, or to license third parties to commercialize products or technologies that the Company would otherwise seek to develop itself. Furthermore, the terms of any such license agreements or asset sales might be less favorable than if the Company were negotiating from a stronger position. Moreover, if funding is insufficient at any time in the future, and the Company's existing funds are depleted, the Company may be required to cease operations.

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

     The Company is considering the feasibility of disposing of its contract manufacturing operations and the facility used for such purposes and has engaged a financial advisor to assist it with this and related matters. Such a transaction may not be feasible on a timely basis or may not be feasible with terms acceptable to the Company, and there can be no assurance that such a transaction will ever be successfully completed.

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

Dependence on and Management of Existing and Future Corporate Alliances

     The successful commercialization of the Company's existing and future products will depend upon ProCyte's ability to enter into and effectively manage corporate partnerships. ProCyte currently promotes certain of its products through specialty distributors. Other products and technology are licensed for incorporation into products sold by others. In November 1997, the Company entered into an exclusive worldwide supply and marketing agreement with Osmotics Corporation ("Osmotics"), pursuant to which the Company granted Osmotics the right to introduce products containing the Company's copper peptide technology to the prestige skin care market. In December 1997, the Company entered into a wound care distribution agreement with the Bard Medical Division ("Bard") of C.R. Bard, Inc. Pursuant to this agreement, Bard is the exclusive supplier of the Company's wound care products to the hospital, nursing home and extended care markets in the United States. The exclusive nature of this agreement is based on increasing minimum annual purchase requirements, and Bard's ability to meet the requirements for 1999 is subject to considerable uncertainty. ProCyte has also entered into similar agreements for the registration and distribution of certain of its wound care products in the Far East and Latin America with Tanox Pharma International, Inc. and Merck KGaA, respectively. During the first quarter of 1999 the Company signed a distribution agreement with Sigmacon Medical Products of Toronto, Canada, covering the Company's skin and hair care products in the Canadian dermatology and cosmetic surgery markets. On September 1, 1999 the Company signed a supply agreement with Advicare, Inc. making it the primary Advicare supplier of skin health and hair care products. ProCyte plans to seek similar distribution partnerships in additional countries as well as alliances for development, manufacturing, marketing and distribution of products for the consumer market. Toward this end, in January 1999 the Company and Neutrogena signed an option and product study agreement covering the evaluation of the Company's proprietary triamino copper technology for use in potential consumer hair care products to be marketed worldwide by Neutrogena, and a product study agreement covering the evaluation of ProCyte's proprietary copper peptide technology for inclusion in potential products that Neutrogena would sell in the worldwide consumer skin care market. There can be no assurance that any of the Company's collaborators will perform their obligations under their agreements with the Company or that the Company's products or the products of others that incorporate the Company's products or technology, will be successfully commercialized, any of which could have a material adverse effect on the Company's business, financial condition and results of operations.

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

     ProCyte's success depends in part, upon its ability to protect its products and technology under intellectual property laws in the United States and abroad. As of September 30, 1999, the Company had 18 issued United States patents expiring between 2005 and 2013, and numerous issued foreign patents and patent registrations. The patents relate to use of the Company's copper-based technology for a variety of healthcare applications, and to the composition of certain biologically active, synthesized compounds. The Company's strategy has been to apply for patent protection for certain compounds and their discovered uses that are believed to have potential commercial value in countries, which offer significant market potential. There can be no assurance that patent applications relating to the technology used by the Company will result in patents being issued. There can be no assurance that any patent issued to the Company will not be subjected to further proceedings limiting the scope of the rights under the patent or that such patent will provide a competitive advantage or will afford protection against competitors with similar technology, or will not be successfully challenged, invalidated or circumvented by competitors.

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

     The Company also is or may become subject to various other federal, state, local and foreign laws, regulations and policies relating to, among other things, safe working conditions, good laboratory practices, and the use and disposal of hazardous or potentially hazardous substances used in connection with research, development and manufacturing.

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

     None.

Item  3 - Defaults Upon Senior Securities

     None.

Item 4.  Submission of Matters to a Vote of Security Holders

         None.

Item 5.  Other Information

     Effective July 12, 1999 Ms. Susan Browner, a Director and an officer of the Company, resigned from her positions with ProCyte Corporation.

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits


     27  Financial Data Schedule

(b)  Reports on Form 8-K


     None.

Signatures

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                PROCYTE CORPORATION
                                                    (REGISTRANT)



Date:  October 28, 1999               By: /s/ John F. Clifford
                                          ------------------------------------
                                          John F. Clifford, President and CEO



Date:  October 28, 1999               By: /s/ Jerry Scott
                                          --------------------------------------
                                          Jerry P. Scott, Vice President and CFO

                                 EXHIBIT INDEX

   Exhibit Number                                Title
   --------------                                -----

        27          Financial Data Schedule