Form 10-K
period 1999-12-31
PROCYTE CORP /WA/
filed 2000-03-30
CIK 856072

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT
                                    OF 1934

For the fiscal year ended December 31, 1999       Commission file number 0-18044


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

Indicate by check mark if disclosure of delinquency filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K { }.

As of March 15, 2000 there were issued and outstanding 15,435,354 shares of common stock, par value $.01 per share.

The aggregate market value of common stock held by non-affiliates as of March 15, 2000 was $37.9 million, based upon the average of the closing high and low prices of such stock as reported on the NASD OTC bulletin board.

                      DOCUMENTS INCORPORATED BY REFERENCE

Parts of the following documents are incorporated by reference in Parts II and III of this Form 10-K report: (1) the Proxy Statement for the Registrant's 2000 Annual Meeting of Shareholders scheduled to be held May 23, 2000, and (2) the Registrant's 1999 Annual Report to Shareholders.

                              ProCyte Corporation
                                 1999 Form 10-K
                               Table of Contents

PART I............................................................................................    3
   Item 1. Business...............................................................................    3
   Item 2. Properties.............................................................................   13
   Item 3. Legal Proceedings......................................................................   13
   Item 4. Submission of Matters to a Vote of Security Holders....................................   13

PART II...........................................................................................   13
   Item 5.  Market for Company's Common Stock and Related Shareholder Matters.....................   13
   Item 6.  Selected Financial Data...............................................................   14
   Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations.   14
   Item 7a. Quantitative and Qualitative Disclosures About Market Risk............................   17
   Item 8.  Financial Statements and Supplementary Data...........................................   17
   Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure..   30

PART III..........................................................................................   30

PART IV...........................................................................................   30
   Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K......................   30

                                    PART I

Item 1.  Business

     The entire discussion in this report, as well as other management discussion of the Company's goals and expectations as reported in the Company's 1999 Annual Report to Shareholders contains Forward-Looking statements that are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. The words "believe", "expect", "intend", "anticipate", variations of such words and similar expressions identify Forward-Looking statements, but their absence does not mean that the statement is not Forward-Looking. These statements are not guaranties of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. Factors that could affect the Company's actual results include, among other things, the availability of adequate funding, the availability of contract manufacturing opportunities, relationships with corporate collaborators, the rate of market acceptance of the Company's products, the availability of third-party reimbursement for the Company's products, the ability to obtain and defend patent and related future product and intellectual property rights and to market the Company's products and the status of competing products. See "Important Factors Regarding Forward-Looking Statements." Readers are cautioned not to place undue reliance on these Forward-Looking statements, which speak only as of the date of this report. ProCyte undertakes no obligation to update publicly any Forward-Looking statement to reflect new information, events or circumstances after the date of this report or to reflect the occurrence of unanticipated events.

General

     ProCyte Corporation ("ProCyte" or the "Company") is a Washington corporation organized in 1986. ProCyte is a healthcare company that develops, manufactures and markets products for wound care, skin health and hair care. Certain of the Company's products incorporate its patented copper peptide technology or its patented hydropolymer technology.

     The Company's products are targeted for use in specialty medical markets to provide solutions for chronic wounds, skin health and hair conditions, and for the related consumer markets. The Company's business currently focuses on three target markets: dermatology and skin care including the wound care associated with plastic & cosmetic surgery; hair care, and chronic wound care.

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

Products and Markets

     In 1999, ProCyte continued its emphasis on its copper peptide formulations in products that address wound care, skin health and hair care needs. The Company has identified three primary markets for its products.

Dermatology, Plastic & Cosmetic Surgery and Skin Care

     ProCyte believes its products are well suited for use in the medical specialties of dermatology and plastic & cosmetic surgery. Most of the products developed by ProCyte incorporate the Company's clinically tested copper peptide formulations or its patented hydropolymer technology. The biological actions of copper have been documented in the scientific literature and include its ability to stimulate collagen synthesis, new blood vessel growth and tissue repair. The Company believes its technology has potential value in the consumer skin care market. There is an increasing consumer and physician awareness of the ability to improve skin health and appearance with products designed specifically to meet the needs of the aging population. In addition, there are an increasing number of cosmetic procedures performed each year as the baby boomer population ages.

ProCyte has introduced a number of products tailored to the needs of these markets, including the GraftCyte(TM) System, Pillo(TM) Pro Absorbent Dressings and the Complex Cu3(TM) System. With the acquisition of HumaTech Corporation in 1998, the Company's product line expanded to include a therapeutic skin care line comprising prescription and over-the-counter topical drugs, sun protection, and anti-aging skin care products.

     The Company has also continued to emphasize its Complex Cu3(TM) Intensive Repair Creme, Cleanser and Hydrating Gel products used to treat patients following chemical peels, microdermabrasion and laser treatments, as a complement to its line of prescription and over-the-counter topical drugs, sun protection and anti-aging skin care products. The Complex Cu3(TM) products provide a comprehensive approach to post-procedure care and allow the Company to differentiate its line of skin care products on the basis of its proprietary copper peptide technology. The Company's Pillo(TM) Pro Absorbent Dressings, which provide moisture absorption required following liposuction, also complement the Complex Cu3(TM) line. During 1999, the Company launched its Neova(TM) Therapy line of anti-aging products in response to demand from physician customers. This line includes cremes, serums, cleansers and lotions that the Company believes have strong consumer appeal

     ProCyte's GraftCyte(TM) System was launched in 1997 to address the special tissue repair needs of patients following hair restoration surgery. The GraftCyte(TM) System currently consists of five differentiated products:
GraftCyte(TM) Moist Dressings for use after surgery; GraftCyte(TM) Concentrated Spray to provide continuous hydration of the scalp after surgery; GraftCyte(TM) Post-Surgical Shampoo; GraftCyte(TM) Post-Surgical Conditioner to provide a gentle cleansing of the scalp; and the GraftCyte(TM) Single Patient Pack, introduced in 1998 to provide convenience to the patient and the physician.

     ProCyte markets these products to physicians for use in specialized surgical and skin care practices through its own sales representatives and a contract sales force. In 1997, ProCyte entered into an exclusive worldwide supply and marketing agreement with Osmotics Corporation ("Osmotics"), pursuant to which the Company granted Osmotics the right to market copper peptide containing products to the prestige skin care market.

     During 1999, the Company agreed to provide copper peptide formulations to Neutrogena Corporation, a Johnson and Johnson Company ("Neutrogena"), for evaluation of its potential for use in consumer skin care products to be marketed worldwide by Neutrogena in the consumer market.

Hair Care

     The Company commenced shipping its Tricomin(R) line of triamino copper complex containing hair care products to physicians' offices in the third quarter of 1998. Tricomin(R) shampoos, conditioners and follicle therapy solution are positioned to participate in the rapidly growing $1.5 billion US hair care market as a program for the maintenance of thinning hair in men and women. Hair follicles require high concentrations of biological copper and the Tricomin(R) products deliver copper along with amino acids for nourishing and stimulating the hair and scalp for improved health, strength and appearance. One of the strengths of these products is that they provide the physicians a non-drug alternative to the problem of thinning hair for their patients. The Company has initiated a series of consumer advertisements focused specifically on the hair care needs and concerns of an aging babyboomer population.

     During 1999, Neutrogena agreed to pay the Company for an exclusive option to the proprietary triamino copper complex used in the Tricomin(R) products.
In March 2000 Neutrogena informed the Company that it did not intend to exercise that option and the Company has begun discussions with other potential partners.

Chronic Wound Care

     Since inception, the Company has focused on the chronic wound care market. Worldwide, this market is estimated to exceed $3 billion. It is highly fragmented, with many competitors and price constraints. For these reasons, ProCyte collaborates with partners to market its chronic wound care products. The Company has chosen to negotiate comprehensive agreements with major companies for the United States, Latin America, Europe and the Far East rather than individual agreements for each country.

     In December 1997, ProCyte entered into an exclusive distribution agreement covering the United States and Canada, with the Bard Medical Division of C.R. Bard, Inc. ("Bard"), for the hospital, nursing home and extended care markets. ProCyte's Iamin(R) Hydrating Gel, Iamin(R) Wound Cleanser, and OsmoCyte(R) Pillow Wound Dressings were added to the Bard sales effort in January 1998 and Canada was removed from the territory. Bard is required to make certain minimum annual purchases but did not achieve that level in 1999. The Company has agreed to continue the Bard agreement for 2000 on a non-exclusive basis while it evaluates its options in this connection.

     Subsequent to the agreement with Bard, ProCyte has entered into exclusive distribution agreements for the registration and distribution of certain of its wound care products in various foreign countries, including Merck KGaA ("Merck"), for Latin America and South Africa and Amuchina SpA ("Amuchina"), for France and Italy. The Company has also given Amuchina a right of first negotiation for distribution to the rest of Europe, contingent upon obtaining CE Mark registration. ProCyte also entered into a distribution agreement with Tanox Pharma International, Inc., a division of Tanox Biosystems, Inc. ("Tanox"), for countries in the Far East, but as a result of unexpected regulatory and distribution issues with its distributor, Tanox did not achieve the minimum level of annual purchases specified in the agreement and the agreement was terminated in March 2000 with registrations reverting to ProCyte. The Company anticipates that product registration in certain countries may take well over a year to obtain, and there can be no assurance that registration will be obtained or that the products will be commercially successful in all of the various countries. See "Important Factors Regarding Forward-Looking Statements - Government Regulation."

     A related field of use for ProCyte's chronic wound care products is the veterinary market. At present, the Company's products for veterinary care applications are promoted through specialty distributors.

Additional Product Development and/or Acquisitions

     During 1999 the Company acquired NextDerm, Inc. ("NextDerm") and with it the rights to several products in various stages of development. The Company expects to introduce its first product based on the acquired technology during the first half of 2000. The Company plans to continue its skin health and hair care product development, and expects to introduce anti-aging products in 2000 which incorporate the copper peptide complex. The Company reported expenditures of $1,744,421, $2,422,076, and $3,774,415 on research and development in 1999,
1998 and 1997, respectively.

     The Company also plans to continue to evaluate companies, products and technologies which offer synergistic opportunities for the Company to leverage its position in the medical marketplace, for acquisition and/or distribution by the Company.

Contract Manufacturing

     During 1999 the Company continued to utilize the excess capacity of its manufacturing facility by contracting with pharmaceutical and biotechnology clientele to provide processing and other services. Also during 1999 the Company retained a financial advisor to assist it with the sale or spin-off of that operation in order to increase the Company's focus on its core business. On March 29, 2000 ProCyte agreed to sell the assets and liabilities related to its manufacturing operation for $2.5 million to a group including a member of ProCyte management. The transaction is expected to close by May 30, 2000 and is subject to negotiation of a definitive agreement and contingent upon availability of financing and ratification by the ProCyte Board of Directors. A provision of $1.9 million has been recorded at December 31, 1999 as an estimate of the loss that will be realized upon consummation of this transaction. The manufacturing operation includes the substantial majority of the fixed assets of the Company and the lease obligation for the Company's facility. The manufacturing operation generated contract revenues of $762,320, $436,167 and $705,706 in 1999, 1998 and 1997, respectively. Expenses related to the manufacturing operation were approximately $1,800,000 in 1999, $2,050,000 in 1998, and $2,850,000, in 1997. See "Important Factors Regarding Forward-Looking Statements - Uncertainties Related to the Sale of the Manufacturing Operation."

Business Relationships

Neutrogena Corporation

     In 1999, ProCyte entered into two agreements with Neutrogena, permitting evaluation of ProCyte's patented copper peptide technology for skin care products and hair care products. The first agreement was an option and product study agreement covering the incorporation of ProCyte's AHK:cu technology into products that Neutrogena would sell in the worldwide consumer hair care market. The other agreement was a product study agreement to evaluate ProCyte's GHK:cu technology for potential Neutrogena products for the worldwide consumer skin care market. The Company subsequently agreed to negotiate exclusively with Neutrogena for a limited period of time.

Osmotics Corporation

     In 1997, ProCyte entered into a supply and marketing agreement with Osmotics Corporation (the "Osmotics Agreement"), pursuant to which the Company granted to Osmotics a limited, worldwide, non-transferable right to purchase and use one of ProCyte's copper peptide compounds for making and selling skin care products for the prestige skin care market. The Osmotics Agreement sets forth certain milestones, minimum payments and royalties payable by Osmotics to ProCyte. The first product marketed under this agreement was launched in 1998 as Blue Copper(TM), an anti-aging formulation sold at cosmetic counters in stores such as Saks and Neimann Marcus.

Bard Medical

     In 1997, ProCyte entered into an exclusive distribution agreement with Bard (the "Bard Agreement"), giving Bard the exclusive rights to distribute wound care products manufactured by ProCyte in the United States. The Bard Agreement specified the products to be distributed by Bard in the hospital, nursing home and home healthcare markets and set minimum purchases required of Bard during the initial three-year term. Bard's purchases of ProCyte products during 1998 exceeded the minimum required but such purchases during 1999 did not. The Company has agreed to continue the Bard Agreement for 2000 on a non-exclusive basis while it evaluates its options in this connection.

Tanox Pharma

     During 1998, ProCyte entered into a distribution agreement with Tanox for sales of Iamin(R) Hydrating Gel and OsmoCyte(R) Pillow Wound Dressings in China and Taiwan. Tanox received approval of its application to register Iamin(R) Hydrating Gel in China, and the initial orders were shipped in December 1998. After the initial shipment Tanox experienced unexpected regulatory and distribution issues with its distributor and did not achieve the minimum sales levels specified in the agreement. In March, 2000 Tanox and ProCyte terminated the agreement, with the registrations reverting to ProCyte. The Company is currently evaluating its distribution options for the Far East.

Merck KGaA

     In 1999, ProCyte entered into an exclusive distribution agreement with Merck (the "Merck Agreement"). Merck is a $5 billion German pharmaceutical company. The Merck Agreement provides for the registration, promotion and distribution of ProCyte's wound care products to the chronic wound care markets in Latin America and South Africa. The Merck Agreement has a ten-year term and establishes milestones and minimum purchase quantities that are contingent upon product registration in certain countries. Iamin(R) Hydrating Gel has been registered in Brazil, Mexico and Peru, and the product registration process is currently nearing completion in several other countries. Initial shipments to Merck are expected in the second half of 2000.

Amuchina SpA

     In 1999, ProCyte entered into a an exclusive distributor agreement with Amuchina ("the "Amuchina Agreement") providing for distribution of Iamin(R) Hydrating Gel and OsmoCyte(R) Pillow Wound Dressings in Italy and France. ProCyte also gave Amuchina a right of first negotiation for other countries within the European Economic Community contingent upon obtaining CE Mark registration. The Amuchina Agreement provides for minimum purchases once the registration is complete.

Other Business Relationships

     During 1999, the Company signed a distribution agreement with Symacon Medical Products of Toronto, Canada, covering the Company's skin care products in the Canadian dermatology and cosmetic surgery markets. The Company also signed a supply agreement with Advicare, Inc. during 1999 making it the primary Advicare Supplier of skin health and hair care products.

     ProCyte intends to establish corporate alliances with others that are capable of pursuing registrations of the Company's copper-based wound care products and technology. There can be no assurance that the Company will be successful in attracting or retaining corporate alliances on terms favorable to the Company, whether for the Company's wound care technology or otherwise, that the interests and motivations of any corporate partner or licensee would be or remain consistent with those of the Company, or that such partners or licensees would successfully perform the necessary technology transfer, clinical development, regulatory compliance, manufacturing, marketing or other obligations. Suspension or termination of agreements with the Company's current or future distributors, partners or licensees could have a material adverse affect on the development of the Company's proposed products and could materially adversely affect the Company's financial position. See "Important Factors Regarding Forward-Looking Statements - Uncertainty of Corporate Alliances."

Employees

     At December 31, 1999, the Company had 41 full-time employees, of whom two hold Ph.D. degrees. At year-end, three employees were engaged in product development, 15 in manufacturing, distribution and quality control, 17 in sales and marketing, and six in accounting, finance and administration. The Company expects to increase staff in 2000 only in marketing and customer contact areas including sales and customer service. The Company has arranged with an independent field sales organization to obtain several additional dedicated part-time sales representatives on a contract basis in markets not covered by the Company's sales force. The Company believes that its relations with its employees are good.

Important Factors Regarding Forward-Looking Statements

History of Operating Losses; Accumulated Deficit; Fluctuations in Future
Earnings

     The Company launched its first product based on its proprietary copper peptide technology in 1996, launched additional products based on that technology between 1997 and 1999, and will continue to launch new copper peptide based products in 2000. To date, however, the Company has generated relatively minor revenues from sales of products based on its proprietary technology, and there can be no assurance that the Company will be able to generate sufficient product sales from those products to achieve a profitable level of operations. As of December 31, 1999, the Company's accumulated deficit was approximately $72.1 million. The Company expects to incur additional operating losses at least through 2000. In addition to sales of products based on its proprietary copper peptide technology, the Company's revenues have historically included sales of non-proprietary products, license fees and royalties, revenue from contract research and manufacturing and interest income. The Company's ability to achieve a consistent, profitable level of operations is dependent in large part on successfully manufacturing and marketing its products, entering into agreements with corporate partners for distribution and commercialization of the Company's products and out-licensing of the Company's products and technology, of which there can be no assurance. In addition, payments under corporate partnerships and licensing arrangements, if any, may be subject to significant fluctuations in both timing and amounts. The time required to reach sustained profitability is highly uncertain, and there can be no assurance that the Company will be able to achieve profitability on a sustained basis, if at all. Moreover, if profitability is achieved, the level of profitability cannot be predicted and may vary significantly from quarter to quarter.

Need for Additional Capital

     The Company expects negative cash flow from operations to continue at least through early 2000. The Company may require substantial additional funds to expand or enhance its sales and marketing activities and to continue product development. The Company's future capital requirements will depend on numerous factors, including: its efforts, and the efforts of its collaborative partners, to commercialize its products; continued progress in the Company's research and development programs; the results of research and development activities; relationships with existing and future corporate collaborators, if any; competing technological and market developments; the costs involved in filing, prosecuting and enforcing patent claims; the time and costs of commercialization activities; and other factors. At December 31, 1999, the Company had cash and cash equivalents of $3.9 million. The Company estimates that at its planned rate of spending, its existing cash and cash equivalents and the interest income thereon will be sufficient to meet its capital requirements at least for the next twelve months. There can be no assurance that the underlying assumed levels of revenue and expense will prove accurate. Whether or not these assumptions prove to be accurate, the Company may need to raise additional capital. The Company may be required to seek additional funding through public or private financing, including equity financing, or through collaborative arrangements. Adequate funds for these purposes, whether obtained through financial markets or from collaborative or other arrangements with corporate partners or other sources, may not be available when needed or may not be available on terms favorable to the Company, if at all. If issuing equity securities raises additional funds, dilution to existing shareholders will result. In addition, in the event that additional funds are obtained through arrangements with collaborative partners, such arrangements may require the Company to relinquish rights to certain of its technologies or potential products that it would otherwise seek to develop or commercialize itself. If funding is insufficient at any time in the future, the Company may be required to delay, scale back or eliminate some or all of its marketing and research and development programs, to sell assets, or to license third parties to commercialize products or technologies that the Company would otherwise seek to develop itself. Furthermore, the terms of any such license agreements or asset sales might be less favorable than if the Company were negotiating from a stronger position. Moreover, if funding is insufficient at any time in the future, and the Company's existing funds are depleted, the Company may be required to cease operations.

Uncertainties Related to the Sale of the Manufacturing Operation

     Since inception, a substantial portion of the Company's revenues have been derived from contract manufacturing as the Company has sought to more fully utilize its existing facility's capacity while its own products were under development. During 1999 the Company retained a financial advisor to assist it with the sale or spin-off of the manufacturing operation in order to tighten the Company's focus on its core business. On March 29, 2000 ProCyte agreed to sell the assets and liabilities related to its manufacturing operation for $2.5 million to a group including a member of ProCyte management. The transaction is expected to close by May 30, 2000 and is subject to negotiation of a definitive agreement and contingent upon availability of financing and ratification by the ProCyte Board of Directors. A provision of $1.9 million has been recorded at December 31, 1999 as an estimate of the loss that will be realized upon consummation of this transaction. The manufacturing operation includes the substantial majority of the fixed assets of the Company and the lease obligation for the Company's facility. The manufacturing operation generated contract revenues of $762,320, $436,167 and $705,706 in 1999, 1998 and 1997,
respectively. Expenses related to the manufacturing operation were approximately $1,800,000 in 1999, $2,050,000 in 1998, and $2,850,000, in 1997. Such a
transaction may not be feasible on a timely basis or may not be feasible with terms acceptable to the Company, and there can be no assurance that such a transaction will ever be successfully completed.

Uncertainties Related to Product Development

     From the Company's inception in 1986 until it launched its first commercial product in 1996, substantially all of its resources were dedicated to the research and development of wound healing and hair health applications of its topically administered copper peptide compounds. To date, the Company has generated relatively minor revenues from sales of products based on its proprietary copper peptide technology. There can be no assurance that the Company's current products or potential products will be successfully commercialized and accepted for use by physicians, healthcare providers and consumers.

     The Company is dependent upon the successful development of its current and potential products. Development of the Company's potential products is highly uncertain, and unanticipated developments, clinical and regulatory delays, adverse or unexpected side effects or inadequate therapeutic efficacy could slow or prevent the successful completion of the Company's product and technology development. There can be no assurance that the Company will obtain regulatory approval, that an approved product can be produced in commercial quantities at reasonable costs or gain acceptance for use by physicians, healthcare providers and consumers or that any potential products will be successfully marketed at prices that would permit the Company to operate profitably. The failure of any of these would have a material adverse effect on the Company's business, financial condition and results of operations.

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

     Furthermore, there can be no assurance that the Company will be successful in establishing corporate alliances in the future, or that it will be successful in maintaining existing or any future corporate alliances. Moreover, there can be no assurance that the interests and motivations of any corporate partner, distributor or licensee would be or remain consistent with those of the Company, or that such partners, distributors or licensees would successfully perform the necessary technology transfer, clinical development, regulatory compliance, manufacturing, marketing or other obligations. Failure of any of the foregoing could have a material adverse effect on the Company's business, financial condition and results of operations.

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

     ProCyte's success depends, in part, upon its ability to protect its products and technology under intellectual property laws in the United States and abroad. As of February 29, 2000 the Company had 21 issued US patents expiring between 2005 and 2017 and numerous issued foreign patents and patent registrations. The patents relate to use of the Company's copper-based technology for a variety of healthcare applications, and to the composition of certain biologically active, synthesized compounds. The Company's strategy has been to apply for patent protection for certain compounds and their discovered uses that are believed to have potential commercial value in countries that offer significant market potential. There can be no assurance that patent applications relating to the technology used by the Company will result in patents being issued. There can be no assurance that any patent issued to the Company will not be subjected to further proceedings limiting the scope of the rights under the patent or that such patent will provide a competitive advantage, or will afford protection against competitors with similar technology, or will not be successfully challenged, invalidated or circumvented by competitors.

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

     The Company also relies upon unpatented proprietary technology. There can be no assurance that the Company can meaningfully protect its rights in such unpatented technology, that any obligation to maintain the confidentiality of such proprietary technology will not be breached by employees, consultants, collaborators or others or that others will not independently develop or acquire substantially equivalent technology. To the extent that corporate partners or consultants apply Company technological information independently developed by them or by others to Company projects or apply Company technology or know-how to other projects, disputes may arise as to the ownership of proprietary rights to such information. Any failure to protect unpatented proprietary technology or any breach of obligations designed to protect such technology or development of equivalent technology may have a material adverse effect on the Company's business, financial condition and results of operations.

Uncertainty of Government Regulatory Requirements

     The manufacture and marketing of ProCyte's products and its research and development activities in general are subject to extensive regulation in the United States by the federal government, principally by the FDA, and in other countries by similar health and regulatory authorities. The Federal Food, Drug and Cosmetic Act, and the regulations promulgated thereunder, and other federal and state statutes govern, among other things, the testing, manufacture, safety, labeling, storage, record-keeping, advertising and promotion of cosmetic products and medical devices. Product development and approval or clearance within the regulatory framework requires a number of years and involves the expenditure of substantial resources.

     In order to obtain FDA clearance to market a new device in the United States for use in humans, it is necessary to proceed through several stages of product testing, including research and development, clinical trials, and the filing of a product 510(k) medical device application with the FDA to obtain authorization to market a product. The Company's products and product candidates may be regulated by any of a number of divisions of the FDA. The process of obtaining and maintaining regulatory approvals for the manufacturing or marketing of the Company's existing and potential products is costly and time-consuming and is subject to unanticipated delays. Accordingly delays, rejections or unexpected costs based on changes in the policy or regulations of the FDA or foreign governmental authorities during the period of product development and regulatory review, which changes may result in limitations or restrictions on the Company's ability to utilize its technology or develop product candidates. Regulatory requirements ultimately imposed could also adversely affect the ability of the Company to clinically test, manufacture or market products. Even if regulatory approval of a potential product is obtained, such approval may entail limitations on the indicated uses for which such product may be marketed, which may restrict the patient population for which any product may be prescribed. In addition, a marketed product is subject to continual FDA review. Later discovery of previously unknown problems or failure to comply with the applicable regulatory requirements may result in restrictions on marketing a product or withdrawal of the product from the market, as well as possible criminal or civil sanctions.

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

     Failure to obtain regulatory approvals for its product candidates or to attain or maintain compliance with cGMP or other manufacturing requirements would have a material adverse effect on the Company's business, financial condition and results of operations.

Intense Competition

     Competition in the wound care, skin health and hair care markets is intense. The Company's competitors include well-established pharmaceutical, cosmetic and healthcare companies such as Bristol Myers Squibb's ConvaTec and BioMatrix divisions, Johnson and Johnson, Obagi and Allergan. These competitors have substantially more financial and other resources, larger research and development staffs, and more experience and capabilities in researching, developing and testing products in clinical trials, in obtaining FDA and other regulatory approvals and in manufacturing, marketing and distribution than the Company. In addition, a number of smaller companies are developing or marketing competitive products, some of which may have an entirely different approach than products being marketed or developed by the Company. The Company's competitors may succeed in developing and commercializing products or obtaining patent protection or other regulatory approvals for products more rapidly than the Company. If the Company is successful in commercializing its products, it will be required to be competitive with respect to manufacturing efficiency and marketing capabilities, areas in which it has very limited experience. The Company's competitors may develop new technologies and products that are available for sale prior to the Company's potential products or that are more effective than the Company's existing or potential products. In addition, competitive products may be manufactured and marketed more successfully than the Company's potential products. Such developments could render the Company's existing or potential products less competitive or obsolete and could have a material adverse effect on the Company's business, financial condition and results of operations.

     The contract manufacturing service business is also highly competitive. Competitors include major chemical and pharmaceutical companies, as well as specialized biotechnology firms, smaller contract chemical manufacturers and some universities. Many of these companies or institutions have greater financial, technical and marketing resources than the Company.

Potential Volatility of Stock Price; Bulletin Board Listing

     The market prices for securities of healthcare, medical dressings, pharmaceutical and biotechnology companies are subject to volatility, and the market has from time to time experienced significant fluctuations that are unrelated to the operations of the Company. ProCyte's market price has fluctuated over a wide range since the Company's initial public offering in 1989, and since March 25, 1999 the Company's common stock has traded on the NASD OTC bulletin board. Because real-time price information may not be available for bulletin board securities, an investor is likely to find it more difficult to dispose of, or to obtain accurate quotations on the market value of, the Company's securities than if they were listed on a national exchange. In addition, purchases and sales of the Company's securities may become subject to Rule 15g-9 of the Exchange Act which imposes various sales practice requirements on broker-dealers, or to the "penny stock" rules, either of which would likely reduce the level of trading activity in the secondary market for the Company's securities and make selling the securities more difficult for an investor.

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

Item 2.  Properties

     At December 31, 1999 the Company leased approximately 33,000 square feet of production, laboratory and office space at its facility in Redmond, Washington under a ten-year lease.

Item 3.  Legal Proceedings

     The Company is not a party to any litigation that would have a material adverse effect on the Company or its business.

Item 4.  Submission of Matters to a Vote of Security Holders

     No matters were submitted to the shareholders for vote during the fourth quarter of 1999.

                                    PART II

Item 5.  Market for the Company's Common Stock and Related Shareholder Matters

     Until March 24, 1999, the Company's common stock was traded on the NASDAQ National Market; subsequent to that date it has traded on the NASD over the counter bulletin board under the symbol "PRCY." The following table sets forth the high and low bid prices for the Company's common stock for the periods indicated. Such prices reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

                                                 High                       Low
                                             --------------------------------------
1998
First quarter                                   1 23/32                      7/8
Second quarter                                    1 7/8                    13/16
Third quarter                                    1 3/16                    13/16
Fourth quarter                                    25/32                    11/32

1999
First quarter                                     15/16                    15/32
Second quarter                                    25/32                     7/16
Third quarter                                     13/16                     9/16
Fourth quarter                                      7/8                    15/32

2000
Through March 15                                2 26/32                      3/4

     At the close of business on March 15, 2000, there were 458 holders of record of the Company's common stock. ProCyte has not paid any cash dividends on its common stock and does not intend to pay cash dividends in the foreseeable future.

Item 6.  Selected Financial Data

                                1999           1998           1997           1996           1995
Revenue..................   $ 4,694,966    $ 2,720,444    $   949,148    $ 1,653,013    $  1,688,152
Cost and expenses........    10,259,357      7,726,233      8,305,420     12,633,076      16,714,991
Interest and other income       248,929        538,842        907,628      1,622,944       2,631,904
Net loss.................    (5,315,462)    (4,466,947)    (6,448,644)    (9,357,119)    (12,394,935)
Net loss per common share
                                 $(0.35)        $(0.32)        $(0.48)        $(0.71)         $(0.95)
Weighted average number
of common shares used
in computing net loss
per common share.........    14,999,496     14,117,485     13,326,929     13,210,036      13,100,818

Cash, cash equivalents
and short term
investments..............   $ 3,883,187    $ 6,938,981    $12,866,617    $20,846,836    $ 36,077,520

Total assets.............    13,446,628     18,302,378     21,310,959     27,963,658      45,093,558
Total liabilities........       558,091        622,828        694,462      1,124,881       9,209,004
Stockholders' equity.....   $12,888,537    $17,679,550    $20,616,497    $26,838,777    $ 35,884,554

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Corporate Overview

     During 1999, ProCyte continued to develop and market its skin health and hair care products, introduced new packaging for its therapeutic skin health products, introduced a line of new anti-aging products and continued to work with its licensees to promote sales of its wound care products. As the Company's product line has expanded, it has continued to focus its direct efforts on specialty skin health and wound care sectors, marketing its products primarily to dermatologists, plastic surgeons and cosmetic surgeons.

     The Company has continued its approach to marketing the GraftCyte(TM) line of copper peptide containing wound care products for use following hair restoration surgery. ProCyte is the only company to provide a line of products that address the importance of wound repair in the hair transplant procedure. The Company's GraftCyte(TM) products are promoted through its own sales force and specialty distributors.

     The Company has also continued to emphasize its Complex Cu3(TM) Intensive Repair Creme, Cleanser and Hydrating Gel products used to treat patients following chemical peels, microdermabrasion and laser treatments, as a complement to its line of prescription and over-the-counter topical drugs, sun protection and anti-aging skin care products. The Complex Cu3(TM) products provide a comprehensive approach to post-procedure care and allow the Company to differentiate its line of skin care products on the basis of its proprietary copper peptide technology. During the first quarter of 1999, ProCyte began shipping its skin care products in redesigned packaging including a new icon and the tagline - "Healing the Wounds of Time(TM)." Also during the first quarter of 1999 the Company signed a distribution agreement with Sigmacon Medical Products of Toronto, Canada, covering the Company's skin and hair care products in the Canadian dermatology and cosmetic surgery markets. During the second quarter of 1999, the Company acquired NextDerm, Inc. and with it the rights to several skin care products in various stages of development. Also at the end of the second quarter of 1999, the Company launched its Neova(TM) Therapy line of anti-aging products in response to demand from physician customers. These products are distributed using the Company's own sales force, contract sales representatives and specialty distributors. During the third quarter of 1999, ProCyte negotiated a supply agreement with Advicare, Inc., a newly formed company offering products and services to plastic and cosmetic surgeons. The agreement makes ProCyte the primary Advicare supplier of skin health and hair care products. ProCyte received the initial order for products sold under the agreement during the fourth quarter of 1999, but did not ship the order prior to December 31, 1999. In connection with this agreement, Susan Browner, President of ProCyte's HumaTech Division, and Ken Tapman, ProCyte Vice President of Strategic Development, left ProCyte to join Advicare. Ms. Browner also resigned from the ProCyte Board of Directors.

     ProCyte's Bard Agreement gives Bard the right to distribute the Company's wound care products, including Iamin(R) Hydrating Gel, Iamin(R) Wound Cleanser and OsmoCyte(R) Pillow Dressings, in the hospital, nursing home and extended care markets in the United States. The exclusive nature of this agreement was contingent upon on increasing minimum annual purchase requirements, and Bard's failure to meet the requirements for 1999 gave ProCyte the right to terminate the Agreement. The Company has chosen to continue the Bard Agreement for 2000 on a non-exclusive basis while it evaluates its options in this connection. Similarly, ProCyte had a distribution agreement with Tanox for Iamin(R) Hydrating Gel and OsmoCyte(R) Pillow Wound Dressings in China and Taiwan which was terminated in March 2000 with product registrations reverting to ProCyte
because the minimum annual purchase requirements were not met.   Additionally,
ProCyte has a distribution agreement with Merck for Iamin(R) Hydrating Gel in Latin America and South Africa, and with Amuchina for Iamin(R) Hydrating Gel and OsmoCyte(R) Pillow Wound Dressings in France and Italy. The Company has also given Amuchina a right of first negotiation on distribution rights for other European countries, contingent upon obtaining CE Mark registration. Sale of Iamin(R) Hydrating Gel has been approved in China, Brazil, Mexico and Peru, and the process of obtaining approval in various other Latin American nations and in Europe is nearing completion.

     The Company markets its Tricomin(R) line of triamino copper complex containing hair care products primarily to physicians. Tricomin(R) shampoos, conditioners, and follicle therapy solution are positioned to participate in the rapidly growing $1.5 billion US hair care market as a program for the maintenance of thinning hair for both men and women. Hair follicles require high concentrations of biological copper, and the Tricomin(R) products deliver copper along with amino acids for nourishing and stimulating the hair and scalp for improved health, strength, and appearance. The Company has initiated a series of consumer advertisements focused specifically on the hair care needs and concerns of the aging babyboomer population and has begun selling the Tricomin(R) products directly to consumers through its web site at www.tricomin.com.

Operating Losses

     The Company has incurred operating losses since its inception due to the marketing expense of product launches and the costs of supporting research, development and clinical studies of its proprietary technology at a time when sales of the Company's products and other revenues do not yet exceed operating expenses. At December 31, 1999, the Company's accumulated deficit was approximately $72.1 million. The Company expects to incur additional operating losses until its product lines have been further expanded and have achieved market acceptance.

Revenue

    During the year ended December 31, 1999, ProCyte generated total operating revenue of $4,694,966 from product sales, contract manufacturing and royalties. Comparable revenues were $2,720,444 for the year ended December 31, 1998 and $949,148 for the year ended December 31, 1997.

    Revenue from product sales was $3,657,646 during the year ended December 31, 1999, up $1,479,862 or 68% from $2,177,784 during the comparable period in 1998. Product sales in 1997 were $184,034. The increase for both years was primarily a result of the expanded product line obtained through the acquisition of HumaTech Corporation on April 27, 1998 and the introduction of new products incorporating the Company's proprietary copper peptide technology

    Revenue from contract manufacturing services was $762,320 during the year ended December 31, 1999, an increase of $326,153 or 75% from $436,167 during the comparable period in 1998. Revenue from contract manufacturing in 1997 was $705,706. The increase during 1999 reflects additional contracts undertaken for customers. The decrease during 1998 reflects the completion of a significant contract in 1997 and regulatory delays experienced by the Company's then largest contract manufacturing customer. The Company has agreed to sell its contract manufacturing operations and the facility used for such purposes. See "Important Factors Regarding Forward-Looking Statements - Uncertainties related to the Sale of the Manufacturing Operation."

    Revenue from royalties and licenses in 1999 includes fees from the product study and option agreements with Neutrogena and royalties from the license agreement with Osmotics. Royalties in 1998 and 1997 were primarily from Osmotics.

     Interest income was $248,929 during the year ended December 31, 1999, down $289,913 or 54% from $538,842 during the comparable period in 1998. Interest income was $907,628 in 1997. The decrease in interest income for both periods was primarily a result of reduced funds available for investment.

Expenses

     The cost of product sales was $1,376,156 (37.6% of product sales) for the year ended December 31, 1999, an increase of $412,423 or 43% from $963,733 (44.3% of product sales) during the comparable period in 1998. In 1997 the cost of product sales was $449,261 (244.1% of product sales). The increase in the cost of products sold in 1999 reflects the growth in the number units sold and the change in the mix between sales of generally lower margin skin health products and generally higher margin products based on proprietary technology. Cost of product sales in 1997 included a provision for excess and obsolete inventory.

     Selling, general and administrative expenses were $5,238,780 during the year ended December 31, 1999, an increase of $898,356 or 20.7% from $4,340,424 during the comparable period in 1998. Selling, general and administrative expenses in 1997 were $4,481,744. The increase during 1999 reflects the higher level of sales support required for new products and the cost of the expanded sales force. The decrease in 1998 included the effect of decreased staffing levels and consolidated operations.

     Research and development expenses were $1,744,421 during the year ended December 31, 1999, down $677,655 or 28% from $2,422,076 during the comparable period in 1998. Research and development expenses in 1997 were $3,774,415. The decrease in both periods resulted from the completion of research projects and studies and a scaling back of research activities.

     Expenses in 1999 also reflected the decision made by the Company to sell its contract manufacturing operations and the facility used for such purposes. See "Important Factors Regarding Forward-Looking Statements - Uncertainties related to the Sale of the Manufacturing Operation."

Liquidity and Capital Resources

     The Company has relied primarily on equity financing, product sales, contract manufacturing, interest income and corporate partnerships to fund its operations and capital expenditures. At December 31, 1999, the Company had approximately $3.9 million in cash, cash equivalents and securities available for sale, compared to $6.9 million at December 31, 1998. The $3 million decrease in cash primarily reflects the $2.75 million cash outflow from operations and the payment of $250,000 for the acquisition of NextDerm. The Company expects that its operating cash needs will continue at similar levels in future periods until the sale of the manufacturing facility is concluded.

     The increase of $65,147 in accounts receivable from December 31, 1998 to December 31, 1999 reflects increased sales volume offset by increased collection efforts. The increase in other current assets from December 31, 1998 to December 31, 1999 is primarily a function of the timing of payments. The decrease in accrued liabilities reflects the departure of two senior executives and the cancellation of their earn-out agreements.

     Since March 25, 1999, the Company's common stock has traded on the NASD OTC
bulletin board.   The Company's ability to raise funds is likely to be adversely affected unless it is first able to obtain a listing on a national securities exchange.

     The Company believes that its existing cash and cash equivalents and interest thereon, will be sufficient to meet its working capital requirements for at least the next twelve months. However, there can be no assurance that the underlying assumed levels of revenue and expense will prove accurate. Although the Company believes that its existing and potential products are promising, it does not know whether any of such products will prove commercially viable. In any event, substantial additional funds will be needed to commercialize existing products and to continue development of potential products. The Company will depend upon product revenues, contract manufacturing, asset redeployment, interest income, equity financing, and funding from corporate partnerships to meet its future capital needs. There can be no assurance that additional funds will be available as needed or on terms that are acceptable to the Company. If the Company is unable to obtain sufficient funds to satisfy its cash requirements, the Company will be required to delay, reduce or eliminate some or all of its research and development activities and manufacturing and administrative programs, or dispose of assets or technology. See "Important Factors Regarding Forward-Looking Statements - Need for Additional Capital" and "Important Factors Regarding Forward-Looking Statements - Uncertainties related to Sale of Manufacturing Operations".

Year 2000 Software Issue

     The Company has not experienced any disruption to its business as the result of Year 2000 problems.

Item 7a.  Quantitative and Qualitative Disclosures About Market Risk

     ProCyte did not own any derivative financial instruments as of December 31, 1999. The Company is debt-free and is exposed to interest rate risk only to the extent that it has invested idle cash balances. At December 31, 1999 such balances were invested in a United States Treasury money market fund. ProCyte employs established policies and procedures to manage its exposure to changes in the market risk of its investments. The Company believes that the market risk arising from holdings of its financial instruments is not material.

Item 8.  Financial Statements and Supplementary Data


Index to Financial Statements and Schedules                                                                 Page
Balance Sheets as of December 31, 1999 and 1998                                                             18
Statements of Operations for the years ended December 31, 1999, 1998, and 1997                              19
Statements of Cash Flows for the years ended December 31, 1999, 1998, and 1997                              20
Statements of Stockholders' Equity for the years ended December 31, 1999, 1998, and 1997                    21
Notes to Financial Statements                                                                               22
Report of Independent Accountants                                                                           29

Note: All schedules have been omitted because of the absence of conditions under which they are required or because the required information is included in the Financial Statements or notes thereto.

                                                   ProCyte Corporation
                                                      Balance Sheets

Assets                                                                   December 31, 1999            December 31, 1998
                                                                   ------------------------------------------------------
Current Assets
 Cash and cash equivalents.........................................               $  3,883,187               $  2,003,896
 Securities available for sale.....................................                          -                  4,935,085
 Accounts receivable, net of reserve...............................                    757,343                    692,196
 Finished goods inventory, net of reserve..........................                    666,203                    489,333
 Other.............................................................                    147,553                     85,634
                                                                                  ---------------------------------------
 Total current assets..............................................                  5,454,286                  8,206,144

Raw materials and work in process, net of reserve..................                  1,572,655                  1,493,557

Property and Equipment
 Equipment.........................................................                  2,518,151                  2,658,276
 Leasehold improvements............................................                  5,513,850                  5,513,850
 Less reserve for loss on disposition of manufacturing operation...                 (1,900,000)                         -
 Less accumulated depreciation and amortization....................                 (3,385,628)                (3,008,159)
                                                                                  ---------------------------------------
 Property and equipment, net.......................................                  2,746,373                  5,163,967

Intangible Assets
 Patents...........................................................                    290,930                    290,930
 Goodwill..........................................................                  3,675,512                  3,150,000
 Less accumulated amortization.....................................                   (525,354)                  (281,829)
                                                                                  ---------------------------------------
 Intangible assets, net............................................                  3,441,088                  3,159,101

Note Due From Employee.............................................                    108,435                    103,504
Security Deposits..................................................                    123,791                    176,105
                                                                                  ---------------------------------------
Total Assets.......................................................               $ 13,446,628               $ 18,302,378
                                                                                  =======================================

Liabilities and stockholders' equity
Current Liabilities
 Accounts payable..................................................               $    184,167               $    107,726
 Accrued liabilities...............................................                    231,889                    389,885
                                                                                  ---------------------------------------
 Total current liabilities.........................................                    416,056                    497,611

Deferred Lease Payments............................................                    142,035                    125,217
Commitments........................................................                          -                          -

Stockholders' Equity
 Preferred stock $.01 par value: 2,000,000 shares authorized; no
  shares issued or outstanding.....................................                          -                          -

 Common stock $.01 par value: 30,000,000 shares authorized;
  15,418,722 and 14,489,803 shares issued and outstanding at
  December 31, 1999 and 1998, respectively.........................                    154,187                    144,898


 Additional paid-in capital........................................                 84,835,742                 84,320,582
 Accumulated deficit...............................................                (72,101,392)               (66,785,930)
                                                                                  ---------------------------------------
 Total stockholders' equity........................................                 12,888,537                 17,679,550
                                                                                  ---------------------------------------
Total Liabilities and Stockholders' Equity.........................               $ 13,446,628               $ 18,302,378
                                                                                  =======================================
See notes to financial statements

                                                ProCyte Corporation
                                             Statements of Operations

                                                                             Twelve Months Ended December 31,
                                                                          1999            1998            1997
                                                                      --------------------------------------------
Revenues
 Product sales............................................            $  3,657,646    $  2,177,784    $    184,034
 Contract manufacturing...................................                 762,320         436,167         705,706
 Licenses and royalties...................................                 275,000         106,493          59,408
                                                                      --------------------------------------------
 Total revenue............................................               4,694,966       2,720,444         949,148


 Cost of product sales....................................               1,376,156         963,733         449,261
                                                                      --------------------------------------------


Operating Expenses
 Selling, general & administrative........................               5,238,780       4,340,424       4,481,744
 Research & development...................................               1,744,421       2,422,076       3,774,415
 Provision for loss on disposition of manufacturing
  operation...............................................               1,900,000               -               -

 Litigation settlement....................................                       -               -        (400,000)
                                                                      --------------------------------------------
 Total expenses...........................................               8,883,201       6,762,500       7,856,159

                                                                      --------------------------------------------
Loss from operations......................................              (5,564,391)     (5,005,789)     (7,356,272)

Interest and other income.................................                 248,929         538,842         907,628
                                                                      --------------------------------------------

Net loss..................................................             ($5,315,462)    ($4,466,947)    ($6,448,644)
                                                                      ============================================

Net loss per common share.................................                  ($0.35)         ($0.32)         ($0.48)

Weighted average number of common shares used in
 computing net loss per common share......................              14,999,496      14,117,485      13,326,929

See notes to financial statements

                                                  ProCyte Corporation
                                                Statements of Cash Flows


                                                                                 Twelve Months Ended December 31,
OPERATING ACTIVITIES                                                           1999            1998            1997
                                                                           --------------------------------------------
Net Loss.........................................................           ($5,315,462)    ($4,466,947)    ($6,448,644)
Adjustments to reconcile net loss to net cash used in operating activities:
 Provision for disposition of manufacturing operation............             1,900,000               -               -
 Depreciation and amortization...................................               822,773         786,970         746,329
 Non-cash expense related to stock-based compensation............               274,449          30,000         226,366
 Loss (gain) on sale of securities...............................                 6,980            (683)           (765)
 Loss (gain)  on sale of property & equipment....................                13,510               -         (58,643)
 Changes in assets and liabilities:
   Increase in finished goods inventories........................              (176,870)        (73,536)       (235,603)
   (Increase) decrease in raw materials and work in process......               (79,098)        147,971      (1,094,982)
   Increase in accounts receivables..............................               (65,147)       (368,949)        (59,616)
   (Increase) decrease in other current assets...................               (61,919)         99,253          15,062
   Increase (decrease) in accounts payable.......................                76,441         (96,038)       (131,079)
   Decrease in accrued liabilities...............................              (157,996)        (80,758)       (309,247)
   Increase in note due from employee............................                (4,931)       (103,504)              -
   Increase in deferred lease payments...........................                16,818         105,162           9,907
                                                                           --------------------------------------------
 Net cash used in operating activities...........................            (2,750,452)     (4,021,059)     (7,340,915)
                                                                           --------------------------------------------
FINANCING ACTIVITIES
 Proceeds from issuance of stock.................................                     -               -               -
                                                                           --------------------------------------------
 Net cash provided by financing activities.......................                     -               -               -
                                                                           --------------------------------------------
INVESTING ACTIVITIES
 Purchase of property and equipment..............................               (66,278)       (190,554)       (586,740)
 Proceeds from sale of property and equipment....................                   602               -         171,671
 Purchase of securities..........................................                     -      (5,234,935)    (45,652,513)
 Proceeds from sale or maturity of securities....................             4,928,105      10,163,626      54,832,146
 Purchase of NextDerm, Inc. (1999) and purchase of assets of
  HumaTech Corporation (1998)....................................              (285,000)     (1,925,000)              -

 Decrease (increase) in security deposits........................                52,314         208,294        (225,000)
                                                                           --------------------------------------------
    Net cash provided by investing activities....................             4,629,743       3,021,431       8,539,564
                                                                           --------------------------------------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS.............             1,879,291        (999,628)      1,198,649
CASH AND CASH EQUIVALENTS:
     AT BEGINNING OF PERIOD......................................             2,003,896       3,003,524       1,804,875
                                                                           --------------------------------------------
     AT END OF PERIOD............................................          $  3,883,187    $  2,003,896    $  3,003,524
                                                                           ============================================

See notes to financial statements

                                                                   ProCyte Corporation
                                                           Statements of Stockholders' Equity

                                                  Common Stock
                                                  ------------                Additional            Accumulated
                                             Shares         Par Value       Paid-in Capital           Deficit              Total
                                         ------------------------------------------------------------------------------------------
Balance, January 1, 1997                   13,277,558        $132,776         $82,576,340          ($55,870,339)        $26,838,777

Stock issued at $2.59 per share to
 Hymedix..............................         87,400             874             225,490                     -             226,364

Net loss..............................              -               -                   -            (6,448,644)         (6,448,644)

                                          -----------------------------------------------------------------------------------------

Balance, December 31, 1997                 13,364,958         133,650          82,801,830           (62,318,983)         20,616,497
                                         ------------------------------------------------------------------------------------------


Shares issued at $1.38 per share to
 acquire HumaTech Corporation.........      1,088,435          10,884           1,489,116                     -           1,500,000

Shares issued under the 1998
 Non-Employee Director stock plan.....         36,410             364              29,636                     -              30,000

Net loss..............................              -               -                   -            (4,466,947)         (4,466,947)

                                         ------------------------------------------------------------------------------------------

Balance, December 31, 1998                 14,489,803         144,898          84,320,582           (66,785,930)         17,679,550
                                         ------------------------------------------------------------------------------------------

Shares issued at $0.55 per share to
 settle contingent obligation to
 sellers of HumaTech Corporation......        236,748           2,367             127,965                     -             130,332


Shares issued at $0.42 per share to
 acquire NextDerm, Inc................        600,000           6,000             244,000                     -             250,000

Issuance of warrants and options to
 non-employees in exchange for                      -               -              90,117                     -              90,117
 services.............................

Shares issued under the 1998
 Non-Employee Director stock plan.....         92,171             922              53,078                     -              54,000

Net Loss..............................              -               -                   -            (5,315,462)         (5,315,462)

                                         ------------------------------------------------------------------------------------------

Balance, December 31, 1999                 15,418,722        $154,187         $84,835,742          ($72,101,392)        $12,888,537
                                         ==========================================================================================

See notes to financial statements

                              ProCyte Corporation
                         Notes to Financial Statements

Note 1.  Description of Business and Summary of Significant Accounting Policies

Nature of Operations

     ProCyte Corporation ("ProCyte" or "the Company") is a health care company which develops, manufactures and markets products for wound care, skin health and hair care, many of which incorporate the Company's proprietary copper peptide compounds or its patented hydropolymer technology.

Summary of Significant Accounting Policies

Revenue recognition

     Product revenues are recognized when products are shipped, contract manufacturing revenues are recognized when services are performed, and license fees and royalties are recognized when earned.

Research and development

     Research and development costs are expensed as incurred. The Company enters into contracts with outside laboratories for certain studies and recognizes the expenses associated with these contracts when the related services are performed.

Inventories

     Finished goods inventories and raw materials and work in process are stated at the lower of cost, as determined by the first in, first out method, or market. Inventory and work in process costs include material, direct labor and overhead allocated on the basis of full capacity. The Company has provided a reserve for excess and obsolete finished goods inventory in the amount of $80,000 at both December 31, 1998 and 1999. Raw materials and work in process include supplies and compounds that will be utilized after the current operating cycle.

Depreciation and amortization

     Equipment is depreciated using accelerated methods over the estimated useful lives of the related assets, ranging from 5 to 20 years. Leasehold
improvements are amortized over the term of the facility lease.   Patent
application costs are amortized on a straight-line basis over 17 years from the date the patents are issued. Goodwill is amortized on a straight-line basis over 15 years.

Net loss per common share

     Net loss per common share is based upon the weighted average number of common shares outstanding. Shares issuable upon the exercise of stock options are common stock equivalents, but including those shares in the computation of the basic net loss per common share would have had an anti-dilutive effect and consequently diluted earnings per share is not presented.

Federal income taxes

     The Company uses an asset and liability approach to account for income taxes as provided for in SFAS 109, Accounting for Income Taxes. Under this approach deferred tax assets and liabilities are created by differences between basis for financial and tax reporting. The Company has provided a full reserve for tax benefits of net operating losses and research and development tax credit carry forwards.

Accounts Receivable

     The Company has provided a reserve for uncollectable accounts receivable in the amount of $65,421 and $54,948 at December 31, 1999 and 1998, respectively. Bad debt expense amounted to $43,243 and $24,948 in 1999 and 1998, respectively.

Cash equivalents

     The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents. Such investments are primarily in a United States Treasury money market fund.

Stock options

     The Company has implemented SFAS No. 123, Accounting for Stock-Based Compensation which mandates a fair value method of accounting for employee stock options. As permitted by SFAS No. 123, the Company follows the intrinsic value accounting method for stock options contained in APB Opinion No. 25, Accounting for Stock Issued to Employees. Under SFAS No. 123 certain disclosures about stock-based compensation arrangements are made regardless of the method used to account for them.

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

Note 2.  Raw materials and work in process

     Because of federal Food and Drug Administration requirements for the cGMP manufacturing process, and to take advantage of market conditions and scheduling efficiencies, the Company procures materials and produces compounds in economic order quantities. Raw materials and work in process at December 31, 1999 and 1998 consisted of the following:

                                                                1999                       1998
                                                             -------------------------------------
Work in process                                              $1,294,440                 $1,326,332
Raw materials                                                   578,215                    467,225
Reserve for excess and obsolete items                          (300,000)                  (300,000)
                                                             -------------------------------------
Total                                                        $1,572,655                 $1,493,557
                                                             =====================================

Note 3.  Product and geographic information

     The Company's wound care products are sold primarily to specialty distributors and its skin health and hair care products are sold primarily to physicians. In 1999 a single customer accounted for approximately 54% of contract manufacturing revenue. During 1998 and 1997, respectively, a different customer accounted for approximately 12% and 34% of such revenue. One customer, a wound care products distributor, accounted for approximately 15% of product sales in 1998. The Company has not made significant sales outside of the United States and does not currently measure operating performance on a segment basis.

     Product sales consisted of the following:

                                   Year Ended December 31,
                          1999             1998             1997
                      --------------------------------------------

Wound Care            $  158,348       $  314,893         $125,815
Skin Health            3,126,306        1,776,830           58,219
Hair Care                372,992           86,061                -
                      --------------------------------------------
                      $3,657,646       $2,177,784         $184,034
                      ============================================

Note 4.  Federal Income Taxes

     The following is a summary of the components of deferred taxes at December 31, 1998 and 1997:

                                                     1999                  1998
                                                 ----------------------------------
Federal NOL carrryforwards                       $ 23,800,000          $ 22,200,000
Research and development credit
 carryforwards                                      1,600,000             1,500,000

Other                                                 700,000               700,000
Reserve                                           (26,100,000)          (24,400,000)
                                                 ----------------------------------
Total                                                       -                     -
                                                 ==================================

     At December 31, 1999, the Company's deferred tax asset relates to net operating losses and research and development tax credit carry forwards of approximately $68.4 million and $1.6 million, respectively, which are scheduled to expire from 2005 to 2019. As a result of issuing common stock subsequent to inception, the Company's ability to use these net operating losses and tax credit carry forwards in the future will be subject to limitations under Internal Revenue Code Section 382. A full reserve has been provided since realization of the deferred tax asset is not reasonably assured.

Note 5.  Lease Commitments

     The Company presently leases approximately 33,000 square feet of manufacturing, warehouse, laboratory, and administrative space in Redmond, Washington under a lease executed in August 1993. As amended, the lease term extends through June 30, 2007 and contains a renewal option for the Company to extend the term by an additional five years.

     Future minimum annual lease payments are as follows:

                        2000                 $  401,053
                        2001                    419,232
                        2002                    406,584
                        2003                    393,936
                        2004                    393,936
                        Thereafter            1,055,736
                                             ----------
                        Total                $3,070,477
                                             ==========

     Rent expense in 1999, 1998 and 1997 was $405,343, $528,730, and $550,333,
respectively.

Note 6.  401(k)  Plan

     The Company sponsors the 1991 ProCyte Corporation Profit Sharing and Salary Deferral 401(k) Plan which is funded by voluntary employee pretax salary deferrals, to the extent permitted under law, and provides for employer matching contributions, at the discretion of the Board of Directors. No employer contribution has been made since the adoption of the plan.

Note 7.  Note Due From Employee

     At December 31, 1999 and 1998, respectively, an employee owed the Company $108,435 and $104,754 including accrued interest at 4.28% under the terms of a promissory note dated December 16, 1998. The note is due in full on June 30, 2002.

Note 8.  Stockholders' Equity

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

HumaTech Corporation

     In April 1998 the Company purchased substantially all of the assets of HumaTech Corporation for $1.5 million and 1,088,435 shares of ProCyte common stock. In connection with the acquisition, ProCyte entered into two-year employment agreements with two of the HumaTech principals and a two-year confidentiality and non-competition agreement with another HumaTech principal. Among other terms, each of these agreements provided for contingent payments based on future sales which, at the Company's option, could be made in the form of shares of ProCyte common stock. During 1999 the initial payments under these agreements were made with 236,748 shares of ProCyte common stock. Subsequent to the initial payments the two employment agreements were cancelled.

NextDerm, Inc.

     In June 1999 ProCyte acquired all of the stock of NextDerm, Inc., a new company developing topical therapeutics for skin conditions such as acne and oily skin. The consideration for the acquisition included $250,000 in cash and 600,000 shares of ProCyte common stock with a value of $250,000 on the date that the terms were established. The Company accounted for the acquisition as a purchase and recorded $525,000 of goodwill. In connection with the acquisition, ProCyte entered into consulting arrangements with two of the principal NextDerm shareholders and nominated Mr. Glenn Oclassen, the chairman of the NextDerm board of directors, for election to the ProCyte board of directors.

Non-employee Director stock plan

     In June 1998 the shareholders approved the 1998 Non-employee Director stock plan reserving 200,000 shares for issuance to directors. Under this plan eligible directors receive all or a portion of their quarterly retainer fees in shares of the common stock of the Company. The number of shares each eligible director receives is based on the average fair market value of the common stock for the last 20 business days of the fiscal quarter. After granting 16,632 shares in January 2000 in payment of the retainer for the fourth quarter of 1999 there were 54,787 remaining shares available for issuance under the plan.

Shareholder Rights plan

     In December 1994 the Board of Directors adopted a shareholder rights plan declaring a dividend of one preferred share purchase right (the "Rights") for each outstanding share of common stock of the Company. Each Right, initially evidenced by and traded with the shares of common stock, entitles the registered holder to purchase one one-hundredth of a share of preferred stock of the Company at an exercise price of $14.00, subject to adjustment based on the market price of the Company's common stock at the time the Rights become exercisable. The Rights will be exercisable only if a person or group acquires 15% or more of the Company's common stock or announces a tender offer for the Company. The Rights may be redeemed, at a redemption price of $0.01 per Right, at any time until any person or group has acquired 15% or more of the Company's common stock. The Board of Directors may also elect to exchange the Rights for shares of the Company's common or preferred stock. In the event the Company is acquired, each outstanding Right will represent the right to acquire shares of the surviving entity. The Rights expire on December 7, 2004.

Note 9.  Warrants to Acquire Common Stock

     At December 31, 1999 there were 100,000 shares of the Company's common stock reserved for issuance under three common stock warrants issued on May 26, 1999 in exchange for services. The three warrants oblige the Company to issue 33,334 shares at $0.6875 per share, the market price on the grant date, 33,333 shares at $1.6875 and 33,333 shares at $2.6875. Each of the three warrants has a five year life and vests one-third on the grant date, one-third six months after the grant date, and one-third twelve months after the grant date.

Note 10.  Stock Options

     The Company has stock option plans for directors, officers, employees and consultants that provide for grants of nonqualified and incentive stock options. Options generally are granted at fair market value, expire between five and ten years from grant date and vest ratably over three to five years.

     The following table summarizes information about stock option activity in 1999, 1998 and 1997:

                                              1999                         1998                         1997
                                ---------------------------------------------------------------------------------------
                                   Number of       Wtd. Avg.   Number of      Wtd. Avg.     Number of      Wtd. Avg.
                                    Options        Exercise     Options       Exercise       Options       Exercise
                                                     Price                      Price                        Price
Outstanding, beginning of year     1,618,061         $ 2.18     1,304,374       $2.94       1,442,193         $3.50
Granted                              850,000         $0.799       749,000       $1.21         415,500         $1.57
Exercised                                  -              -             -           -               -             -
Canceled or expired                 (606,334)        $ 1.69      (435,313)      $2.95        (553,319)        $3.46
                                  ----------                   ----------                  ----------
Outstanding, end of year           1,861,727         $ 1.71     1,618,061       $2.18       1,304,374         $2.94
                                  ==========                   ==========                  ==========
Exercisable, end of year             788,911         $ 2.81       681,407       $3.28         675,044         $3.71


     The options outstanding at December 31, 1999 consisted of the following:


           Range of        Number of      Wtd. Avg.    Wtd. Avg.      Number of      Wtd. Avg.
           exercise         Options       Remaining     Exercise       Options        Exercise
            prices        Outstanding        Life        Price       Exercisable       Price
        $0.49 - $ 0.73       212,667         9.12        $0.69           40,337        $0.65
        $0.77 - $ 0.77       447,000         9.65        $0.77                -            -
        $0.80 - $ 1.08       346,000         8.88        $0.98           58,168        $1.07
        $0.22 - $ 1.44       318,000         8.01        $1.32          159,509        $1.30
        $0.16 - $ 2.84       389,560         6.17        $2.74          382,397        $2.75
        $2.84 - $11.88       148,500         4.01        $5.87          148,500        $5.87
                          ------------------------------------------------------------------
        $0.49 - $11.88     1,861,727         7.99        $1.71          788,911        $2.81
                          ==================================================================

     At December 31, 1999 there were 323,352 shares reserved for issuance under the Company's 1996 Stock Option Plan.

     As required by SFAS 123, the Company has determined the fair value of stock options granted during 1998, 1997 and 1996 using the Black-Scholes option pricing model and the following assumptions:

                                                          1999            1998             1997
                                               ------------------------------------------------
          Risk-free interest rate                         4.08%           4.28%            4.99%
          Expected option life (years)                    5.81            5.81             5.81
          Dividend yield                                  0.00            0.00             0.00
          Expected volatility                               98%             96%             117%

     The weighted average fair value of options granted during 1999, 1998 and 1997 was approximately $0.61, $0.84 and $1.35, respectively. The effect on the reported net loss had the Company elected to adopt the measurement provisions of SFAS 123 would have been an increase in the reported net loss for the periods ending December 31, 1999, 1998 and 1997, by $414,798, $446,865, and $596,401,
respectively. On such a pro forma basis, net loss per share would have increased by $0.03 to $0.38 in 1999, by $0.03 to $0.35 in 1998, and by $0.05 to
$0.53 in 1997.

Note 11.  Events Subsequent to December 31, 1999

Sale of Manufacturing Operation

     During 1999 the Company retained a financial advisor to assist it with the sale or spin-off of its manufacturing operation in order to tighten the Company's focus on its core business. On March 27, 2000 ProCyte agreed to sell the assets and liabilities related to the manufacturing operation for $2.5 million to a group including a member of ProCyte management. The transaction is expected to close by May 30, 2000 and is subject to negotiation of a definitive agreement and contingent upon availability of financing and ratification by the ProCyte Board of Directors. A provision of $1.9 million has been recorded at December 31, 1999 as an estimate of the loss that will be realized upon consummation of this transaction. The manufacturing operation includes the substantial majority of the fixed assets of the Company and the lease obligation for the Company's facility. The manufacturing operation generated contract revenues of $762,320, $436,167 and $705,706 in 1999, 1998 and 1997,
respectively. Expenses related to the manufacturing operation were approximately $1,800,000 in 1999, $2,050,000 in 1998, and $2,850,000, in 1997.

                              ProCyte Corporation
                          Independent Auditors' Report


Board of Directors
ProCyte Corporation
Redmond, Washington

We have audited the accompanying balance sheets of ProCyte Corporation as of December 31, 1999 and 1998, and the related statements of operations, cash flows, and stockholders' equity for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with generally accepted accounting principles.

DELOITTE & TOUCHE LLP


/s/ Deloitte & Touche LLP

Seattle, Washington
February 11, 2000 (March 29, 2000 as to Note 11)

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

     Not applicable.


                                    PART III

     The information required under Part III, Items 10, 11, 12, and 13, is included in the Company's Proxy Statement relating to the Company's annual meeting of shareholders, and is incorporated herein by reference. Such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company's fiscal year end, December 31, 1999.

                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

a.   List of documents filed as part of this report:

     (1) Financial Statements and Supplementary Data - Reference is made to the Index to Financial Statements and Schedules under Item 8 in Part II hereof, where such documents are listed.

     (2)  Exhibits - see (c) below

b.   Reports on Form 8-K

          None

c.   Exhibits


Exhibit                                            Description                                            Note
       2.1   Asset Purchase and Sale Agreement dated April 27, 1998 between the Registrant and             E
             HumaTech Corporation
       3.1   Restated Articles of Incorporation of the Registrant                                          A
       3.2   Restated Bylaws of the Registrant                                                             A
       4.1   Rights Agreement between the Registrant and American Securities Transfer and Trust as         G
             of December 7, 1994
     10.1*   1987 Stock Benefit Plan of ProCyte Corporation                                                A
     10.2*   ProCyte Corporation 1989 Restated Stock Option Plan                                           B
     10.3*   ProCyte Corporation 1991 Restated Stock Option Plan for Non-employee Directors and            D
             amendments thereto
     10.4+   Teachers Insurance & Annuity Association Lease dated as of October 1, 1993 and second         D
             amendment thereto dated February 28, 1997
     10.5*   1996 Stock Option Plan                                                                        D
     10.6*   ProCyte Corporation 1998 Non-employee Director Stock Plan                                     F
     10.7*   Change of Control Agreement for Ms. Robin Carmichael                                          F
     10.8*   Change of Control Agreement for Mr. John Clifford                                             D
    10.13*   Form of Indemnity Agreement dated February 23, 1995 between the Registrant and each of        C
             Dr. Blake, Mr. Patterson and Mr. Clifford.
    10.14*   Form of Indemnity Agreement between ProCyte Corporation and each of various of its            F
             Officers and Directors
    10.15*   Form of  Severance Agreement for Mr. John Clifford                                            D
    10.16*   Form of Promissory Note between ProCyte Corporation and Mr. John Clifford                     H
    10.17+   Distribution & License Agreement dated December 12, 1997 between the Registrant and           G
             Bard Medical Division
      23.1   Consent of Deloitte & Touche LLP                                                              I
      27.1   Financial Data Schedule                                                                       I
------------------------

*   Management contract or compensatory plan or arrangement.
+ Confidential treatment has been granted or requested with respect to portions of this exhibit.
A. Incorporated by reference to the Registrant's Registration Statement of Form S-1 (No. 33-31353).
B. Incorporated by reference to the Registrant's Registration Statement of Form S-1 (No. 33-46364).
C. Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994.
D. Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1996.
E. Incorporated by reference to the Registrant's current Report on Form 8-K dated April 27, 1998
F. Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the Quarter ended June 30, 1998
G. Incorporated by reference to the Registrant's Amended Annual Report on Form 10-K/A dated December 31, 1997.
H. Incorporated by reference to the Registrant's Amended Annual Report on Form 10-K/A dated December 31, 1998.
I.  Filed herewith.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                                PROCYTE CORPORATION
                                                                   (REGISTRANT)

                                                     By:    /s/ John F. Clifford
                                                         ----------------------------------
Date:  March 29, 2000                                            John F. Clifford
                                                    Chairman of the Board of Directors and Chief
                                                                 Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

               Name                                        Title                                   Date

/s/ Jules Blake                       Director                                                March 29, 2000
-----------------------------------
Jules Blake, Ph.D.

/s/ John F. Clifford                  Chairman and Chief Executive Officer                    March 29, 2000
-----------------------------------   (Principal Executive Officer)
John F. Clifford

/s/ Matt Leavitt                      Director                                                March 29, 2000
-----------------------------------
Matt Leavitt

/s/ Glenn Oclassen                    Director                                                March 29, 2000
-----------------------------------
Glenn Oclassen

/s/ Robert E. Patterson               Director                                                March 29, 2000
-----------------------------------
Robert E. Patterson

/s/ Jerry Scott                       Vice President and Chief Financial Officer              March 29, 2000
-----------------------------------   (Principal Finance and Accounting Officer)
Jerry Scott