Form 10-Q
period 2000-03-31
PROCYTE CORP /WA/
filed 2000-05-03
CIK 856072

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                   FORM 10-Q



            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934.


                 For the Quarterly Period Ended March 31, 2000

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

                                  Yes {X}  No


As of April 21, 2000, there were issued and outstanding 15,452,970 shares of common stock, par value $.01 per share.

                              ProCyte Corporation

                                     INDEX

Part I  - Financial Information.......................................................   3
 Item 1. Condensed Financial Statements...............................................   3
   Balance Sheets - as of March 31, 2000 and December 31, 1999 (unaudited)............   3
   Statements of Operations - three months ended March 31, 2000 and 1999 (unaudited)..   4
   Statements of Cash Flows - three months ended March 31, 2000 and 1999 (unaudited)..   5
   Statements of Stockholders' Equity - three months ended March 31, 2000 and 1999
   (unaudited)........................................................................   6
   Notes to Financial Statements (unaudited)..........................................   7
 Item 2 - Management's Discussion and Analysis of Financial Condition and
 Results of Operations................................................................  10
 Item 3 - Quantitative and Qualitative Disclosures About Market Risk..................  18

Part II - Other Information...........................................................  18
 Item 1.  Legal Proceedings...........................................................  18
 Item 2.  Changes in Securities and Use of Proceeds...................................  18
 Item 3.  Defaults Upon Senior Securities.............................................  18
 Item 4.  Submission of Matters to a Vote of Security Holders.........................  18
 Item 5.  Other Information...........................................................  19
 Item 6.  Exhibits and Reports on Form 8-K............................................  20
Signatures............................................................................  20
EXHIBIT INDEX.........................................................................  21

                        Part I  - Financial Information

Item 1. Condensed Financial Statements

    Balance Sheets - as of March 31, 2000 and December 31, 1999 (unaudited)

                                                                 -------------------------------------------------
                                                                       March 31, 2000          December 31, 1999
                                                                 -------------------------------------------------
Assets

  Cash and cash equivalents......................................            $  3,584,888             $  3,883,187
  Accounts receivable, net.......................................                 717,377                  757,343
  Other current assets...........................................                 785,394                  813,756
                                                                 -------------------------------------------------
    Total current assets.........................................               5,087,659                5,454,286

  Raw materials and work in process, net.........................               1,517,008                1,572,655

  Property and equipment, net....................................               2,589,636                2,746,373

  Intangible assets, net.........................................               3,375,827                3,441,088

  Other assets...................................................                 182,107                  232,226
                                                                 -------------------------------------------------
    Total Assets                                                             $ 12,752,237             $ 13,446,628
                                                                 =================================================

Liabilities and Stockholders' Equity

  Total current liabilities......................................            $    345,838             $    416,056
  Other liabilities..............................................                 146,067                  142,035
                                                                 -------------------------------------------------
    Total liabilities............................................                 491,905                  558,091

  Common stock and additional paid in capital....................              85,010,433               84,989,929
  Accumulated deficit............................................             (72,750,101)             (72,101,392)
    Stockholders' equity.........................................              12,260,332               12,888,537
                                                                 -------------------------------------------------
    Total Liabilities and Stockholders' Equity                               $ 12,752,237             $ 13,446,628
                                                                 =================================================

                       See notes to financial statements

     Statements of Operations - three months ended March 31, 2000 and 1999
                                  (unaudited)

                                         -----------------------------------------
                                                    Three months ended March 31
                                                       2000                 1999
                                         -----------------------------------------
Revenues
 Product sales...........................         $ 1,092,399          $   949,581
 Contract manufacturing..................             302,443              104,320
 Licenses, royalties and other...........              68,216               83,397
                                         -----------------------------------------
 Total revenue...........................           1,463,058            1,137,298

 Cost of product sales...................             276,623              398,121
                                         -----------------------------------------
                                                    1,186,435              739,177

Operating Expenses
 Selling, general and administrative.....           1,514,611            1,300,610
 Research and development................             375,241              479,684
                                         -----------------------------------------
 Total expenses..........................           1,889,852            1,780,294
                                         -----------------------------------------
 Operating Loss..........................            (703,417)          (1,041,117)

 Interest Income.........................              54,708               82,978

 Net loss................................         $  (648,709)         $  (958,139)
                                         =========================================

Net loss per common share................              ($0.04)              ($0.07)

Weighted average number of common shares
 used in computing net loss per common
 share...................................          15,435,833           14,522,198

                       See notes to financial statements

     Statements of Cash Flows - three months ended March 31, 2000 and 1999
                                  (unaudited)

                                                              -------------------------------------------------
                                                                               Three months ended March 31,
                                                                               2000                     1999
                                                              -------------------------------------------------
Operating Activities
 Net loss.....................................................             $  (648,709)             $  (958,139)
 Adjustments to reconcile net loss to net cash used in
  operating activities:
  Depreciation and amortization...............................                 221,998                  208,556
  Loss on sale of securities..................................                       -                    2,158
  Stock issued in payment of expenses.........................                  12,000                   15,000
 Changes in assets and liabilities:
  Decrease in accounts receivable.............................                  39,966                   36,529
  Decrease (increase) in other current assets.................                  28,362                  (45,373)
  Decrease in raw materials and work in process...............                  55,647                   20,966
  Increase in other non-current assets........................                  (1,184)                  (1,170)
  (Decrease) increase in current liabilities..................                 (70,218)                 168,509
  Increase in other liabilities...............................                   4,032                    4,722
                                                              -------------------------------------------------
    Net cash used in operating activities.....................                (349,602)                (548,852)

Financing Activities
 Proceeds from issunce of stock...............................                   8,504                        -
                                                              -------------------------------------------------
    Net cash provided by investing activities.................                   8,504                        -

Investing Activities
 Purchase of property and equipment...........................                       -                  (15,176)
 Purchase of securities.......................................                       -                     (908)
 Proceeds from sale or maturity of securities.................                       -                3,131,685
 Decrease in security deposit.................................                  51,303                        -
                                                              -------------------------------------------------
    Net cash provided by investing activities.................                  51,303                3,115,601
                                                              -------------------------------------------------
    Net Increase in cash and cash equivalents.................                (298,299)               2,566,749

Cash and Cash Equivalents:
    At beginning of period....................................               3,883,187                2,003,896
                                                              -------------------------------------------------
    At end of period..........................................             $ 3,584,888              $ 4,570,645
                                                              =================================================

                      See notes to  financial statements

Statements of Stockholders' Equity - three months ended March 31, 2000 and 1999
                                  (unaudited)

                                               Common Stock                Additional
                                    ----------------------------------      paid-in          Accumulated
                                         Shares          Par Value          Capital            Deficit             Total
                                  -------------------------------------------------------------------------------------------
 Balance - January 1, 1999........        14,489,803          $144,898       $84,320,582      $(66,785,930)       $17,679,550

 Shares issued under non-employee
  director stock plan.............            32,395               324            14,676                               15,000


 Net loss for three months ended
  March 31, 1999..................                                                                (958,139)          (958,139)
                                  -------------------------------------------------------------------------------------------
 Balance - March 31, 1999.........        14,522,198          $145,222       $84,335,258      $(67,744,069)       $16,736,411
                                  ===========================================================================================


 Balance - January 1, 2000........        15,418,722          $154,187       $84,835,742      $(72,101,392)       $12,888,537

 Shares issued under non-employee
  director  stock plan............            16,632               166            11,834                               12,000


 Shares issued upon exercise of
  options.........................            11,600               116             8,388                                8,504


 Net loss for three months ended
  March 31, 2000..................                                                                (648,709)          (648,709)
                                  -------------------------------------------------------------------------------------------
 Balance - March 31, 2000.........        15,446,954          $154,470       $84,855,963      $(72,750,101)       $12,260,332
                                  ===========================================================================================

                       See notes to financial statements

                              ProCyte Corporation
                   Notes to Financial Statements (unaudited)

1.  Basis of presentation

     The accompanying unaudited condensed financial statements of ProCyte Corporation ("ProCyte" or the "Company") for the three-month periods ended March 31, 2000 and 1999 have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Pursuant to such rules and regulations, the condensed financial statements do not include all of the information and footnotes required by generally accepted accounting principles for audited financial statements. Accordingly, this financial information should be read in conjunction with the complete audited financial statements, including the notes thereto, which are included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999. In the opinion of management, all material adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Interim results are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

2. Sale of manufacturing operation

  During 1999 the Company retained a financial advisor to assist it with the sale or spin-off of its manufacturing operation in order to tighten the Company's focus on its core business. On March 29, 2000 ProCyte agreed to sell the assets and liabilities related to the manufacturing operation for $2.5 million to a group including a member of ProCyte management. The transaction is expected to close by May 30, 2000 and is subject to negotiation of a definitive agreement and contingent upon availability of financing and ratification by the ProCyte Board of Directors. A provision of $1.9 million was recorded at December 31, 1999 as an estimate of the loss to be realized upon consummation of this transaction. The manufacturing operation includes the substantial majority of the fixed assets of the Company and the lease obligation for the Company's facility. The manufacturing operation generated contract revenues of $762,320, $436,167 and $705,706 in 1999, 1998 and 1997, respectively. Expenses related to the manufacturing operation were approximately $1,800,000 in 1999, $2,050,000 in 1998, and $2,850,000, in 1997. During the quarter ended March 31, 2000 such revenues and expenses amounted to $302,443 and approximately $470,000, respectively.

3.  Accounts receivable

     At March 31, 2000 accounts receivable are shown net of a reserve for uncollectable accounts of $65,421.

4.  Inventory

     At March 31, 2000, other current assets included finished goods inventory valued at $704,638, net of a reserve for obsolete and excess finished goods of $80,000. The value of raw materials was $550,789 and the value of work in process was $1,266,241 at March 31, 2000. The reserve for obsolete and excess raw materials and work in process amounted to $300,000 at that date.

5.  Property and equipment

     At March 31, 2000 property and equipment consisted of the following:

Equipment..........................................  $ 2,518,151
Leasehold improvements.............................    5,513,850
Less reserve for loss on disposition of
 manufacturing operation...........................   (1,900,000)

Less accumulated depreciation and amortization.....   (3,542,365)
Property and equipment, net........................  $ 2,589,636
                                                     ===========

6.  Intangible assets

     At March 31, 2000 intangible assets are shown net of $590,615 of accumulated amortization.

7.  Stockholders' equity

     Information relating to stock options granted, exercised, canceled and currently exercisable is as follows:

                                                      Shares subject to        Weighted average
                                                            option              exercise price
                                                    ----------------------  -----------------------
Balance - January 1, 1999.........................        1,618,061                  $2.18
 Granted..........................................          265,500                  $0.93
 Exercised........................................                -                      -
 Canceled.........................................          (59,334)                 $1.09
                                                  -------------------------------------------------
Balance - March 31, 1999..........................        1,824,227                  $2.03
                                                  =================================================

                                                      Shares subject to        Weighted average
                                                            option              exercise price
                                                    ----------------------  -----------------------
Balance - January 1, 2000.........................        1,861,727                  $1.71
 Granted..........................................           43,000                  $1.68
 Exercised........................................          (11,667)                 $0.65
 Canceled.........................................          (31,997)                 $0.86
                                                  -------------------------------------------------
Balance - March 31, 2000..........................        1,861,063                  $1.73
                                                  =================================================

Currently exercisable.............................          881,747                  $2.65
                                                  =================================================

     At March 31, 2000 there remained 263,500 shares of the Company's common stock reserved for issuance under the Company's 1996 Stock Option Plan.

     At March 31, 2000 there were 100,000 shares of the Company's common stock reserved for issuance under the common stock warrants issued on May 26, 1999. The warrants oblige the Company to issue 33,334 shares at $0.6875 per share, the market price on the grant date, 33,333 shares at $1.6875 and 33,333 shares at $2.6875. Each of the three warrants has a five year life and vests one-third on the grant date, one-third six months after the grant date, and one-third twelve months after the grant date.

Item 2. - Management's Discussion and Analysis of Financial Condition and Results of Operations

     The entire discussion in this report, as well as other management discussion of the Company's goals and expectations, contains Forward-Looking statements that are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. The words "believe", "expect", "intend", "anticipate", variations of such words and similar expressions identify Forward-Looking statements, but their absence does not mean that the statement is not Forward-Looking. These statements are not guaranties of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. Factors that could affect the Company's actual results include, among other things, the availability of adequate funding, the sale of the manufacturing operation, relationships with corporate collaborators, the rate of market acceptance of the Company's products, the status of competing products, and the Company's ability to obtain and defend patent and intellectual property rights and to successfully develop and market the Company's existing and future products. See "Important Factors Regarding Forward-Looking Statements." Readers are cautioned not to place undue reliance on these Forward-Looking statements, which speak only as of the date of this report. ProCyte undertakes no obligation to update publicly any Forward-Looking statement to reflect new information, events or circumstances after the date of this report or to reflect the occurrence of unanticipated events. The entire discussion in this report should be read in conjunction with the Company's annual report on Form 10-K.

Corporate Overview

ProCyte develops and markets skin health and hair care products, focusing its direct efforts on the specialty skin health sector and marketing its products primarily to dermatologists, plastic surgeons and cosmetic surgeons. On April 19, 2000 ProCyte announced a long-term worldwide license agreement with Neutrogena Corporation, a Johnson & Johnson company, for worldwide use of its patented copper peptide complexes in consumer products for skin health. The agreement provides ProCyte with milestone and royalty payments and specifies minimum payment levels.

The Company markets its Neova(TM) Therapy line of copper peptide based anti-aging products directly to physicians. The Company also markets its Complex Cu3(TM) Intensive Repair Creme, Cleanser and Hydrating Gel products used to treat patients following chemical peels, microdermabrasion and laser treatments, as a complement to its line of prescription and over-the-counter topical drugs, sun protection and other skin care products. The Complex Cu3(TM) and Neova(TM) Therapy products allow the Company to differentiate its comprehensive line of skin care products on the basis of its proprietary copper peptide technology. These products are distributed using the Company's own sales force.

The Company positions its Tricomin(R) line of triamino copper complex containing hair care products as a therapeutic approach to the maintenance of thinning hair in both men and women. These products are marketed to physicians using the Company's own sales force and directly to consumers through specialty distributors and through the Company's web site at www.tricomin.com.

Additionally, ProCyte believes that it is the only company providing a line of products that address the importance of wound care in the hair transplant procedure. The Company's GraftCyte(TM) line of copper peptide containing wound care products for use following hair restoration surgery are promoted through its own sales force and specialty distributors.

The Company's other wound care products, including Iamin(R) Hydrating Gel, Iamin(R) Wound Cleanser and OsmoCyte(R) Pillow Dressings, are marketed in the hospital, nursing home and extended care markets in the United States directly and through an agreement with a distribution partner. Similar agreements have been concluded, with product registrations in place or in process, for Latin America, Europe, and the Far East.

Operating Losses

The Company has incurred operating losses since its inception due to the marketing expense of product launches and the costs of supporting research and development of its proprietary technology at a time when sales of the Company's product and other revenues do not yet exceed operating expenses. At March 31, 2000, the Company's accumulated deficit was approximately $72.8 million. The Company expects to incur additional operating losses until its product lines have been further expanded and have achieved market acceptance.

Revenue

During the quarter ended March 31, 2000, ProCyte generated total operating revenue of $1,463,058 from product sales, contract manufacturing and royalties. Comparable revenues were $1,137,298 for the quarter ended March 31, 1999.

Revenue from product sales was $1,092,399 during the quarter ended March 31, 2000, up $142,818 or 15% from $949,581 during the comparable period in 1999.
The increase was primarily a result of additional sales of the skin care product line and the introduction of new products incorporating the Company's proprietary copper peptide technology.

Revenue from contract manufacturing services was $302,443 during the quarter ended March 31, 2000, an increase of $198,123 or 190% from $104,320 during the comparable period in 1999. The increase reflects the timing of projects undertaken for customers. The Company has agreed to sell its contract manufacturing operations and the facility used for such purposes. See "Important Factors Regarding Forward-Looking Statements - Uncertainties related to the Sale of the Manufacturing Operation."

Revenue from royalties and licenses in 2000 includes a milestone payment due from E. Merck as a result of wound care product registration in Brazil and royalties from a license agreement with Osmotics Corporation. The comparable amount in 1999 includes initial fees from an agreement with Neutrogena and royalties from Osmotics.

Interest income was $54,708 during the quarter ended March 31, 2000, down $28,270 or 34% from $82,978 during the comparable period in 1999. The decrease in interest income was primarily a result of reduced funds available for investment.

Expenses

The cost of product sales was $276,623 (25.3% of product sales) for the quarter ended March 31, 2000, a decrease of $121,498 or 30.5% from $398,121 (41.9% of product sales) during the comparable period in 1999. Cost of products sold during the first quarter of 1999 included an adjustment related to manufacturing variances. Additionally, higher margin products based on proprietary technology represent a greater percentage of total product sales during the quarter ended

March 31, 2000 than during the quarter ended Mach 31, 1999.

Selling, general and administrative expenses were $1,514,611 during the quarter ended March 31, 2000, an increase of $214,001 or 16.5% from $1,300,610 during the comparable period in 1999. The increase reflects the higher level of sales support provided for certain products and the cost of the expanded sales force.

Research and development expenses were $375,241 during the quarter ended March 31, 2000, down $104,443 or 21.8% from $479,684 during the comparable period in 1999. The decrease resulted from the continuing conversion of research activities into a more conventional product development program.

Liquidity and Capital Resources

Historically, the Company has relied on equity financing, product sales, contract manufacturing, interest income and corporate partnerships to fund its operations and capital expenditures. At March 31, 2000, the Company had approximately $3.6 million in cash and cash equivalents, compared to $3.9 million at December 31, 1999. The $300,000 decrease in cash represents the cash outflow from operations. The Company expects that its operating cash needs will continue at similar, progressively decreasing, levels in future periods until revenues exceed operating expenses.

The Company believes that its existing cash and cash equivalents and interest thereon, will be sufficient to meet its working capital requirements for at least the next twelve months. However, there can be no assurance that the underlying assumed levels of revenue and expense will prove accurate. On or about May 30, 2000 the Company expects to receive $2.5 million from the sale of its contract manufacturing operations. See "Important Factors Regarding Forward-Looking Statements - Uncertainties related to the Sale of the Manufacturing Operation." Although the Company believes that its existing and potential products are promising, it does not know whether any of such products will prove commercially viable. In any event, substantial additional funds could be needed to commercialize existing products and to continue development of potential products. The Company will depend upon product revenues, interest income, equity financing, and funding from corporate partnerships to meet its future capital needs. There can be no assurance that additional funds will be available as needed or on terms that are acceptable to the Company. If the Company is unable to obtain sufficient funds to satisfy its cash requirements, the Company will be required to delay, reduce or eliminate some or all of its research and development activities and administrative programs, or dispose of additional assets or technology. See "Important Factors Regarding Forward-Looking Statements - Need for Additional Capital".

Important Factors Regarding Forward-Looking Statements

History of Operating Losses; Accumulated Deficit; Fluctuations in Future
Earnings

The Company launched its first product based on its proprietary copper peptide technology in 1996. To date, however, the Company has generated relatively minor revenues from sales of products based on its proprietary technology, and there can be no assurance that the Company will be able to generate sufficient product sales from those products to achieve a profitable level of operations. As of March 31, 2000 the Company's accumulated deficit was approximately $72.8 million. The Company expects to incur additional operating losses at least through 2000. In addition to sales of products based on its proprietary copper peptide technology, the Company's revenues have historically included sales of non-proprietary products, license fees and royalties, revenue from contract research and manufacturing and interest income. The Company's ability to achieve a consistent, profitable level of operations is dependent in large part on successfully marketing its products, entering into agreements with corporate partners for distribution and commercialization of the Company's products and out-licensing of the Company's products and technology, of which there can be no assurance. In addition, payments under corporate partnerships and licensing arrangements, if any, may be subject to significant fluctuations in both timing and amounts. The time required to reach sustained profitability is highly uncertain, and there can be no assurance that the Company will be able to achieve profitability on a sustained basis, if at all. Moreover, if profitability is achieved, the level of profitability cannot be predicted and may vary significantly from quarter to quarter.

Need for Additional Capital

The Company's future capital requirements will depend on numerous factors, including: its efforts, and the efforts of its collaborative partners, to commercialize its products; continued progress in the Company's research and development programs; the results of research and development activities; relationships with existing and future corporate collaborators, if any; competing technological and market developments; the costs involved in filing, prosecuting and enforcing patent claims; the time and costs of commercialization activities; and other factors. At March 31, 2000, the Company had cash and cash equivalents of $3.6 million. The Company has agreed to sell its contract manufacturing operations and the facility used for such purposes for $2.5 million in a transaction expected to close by May 30, 2000. See "Important Factors Regarding Forward-Looking Statements - Uncertainties related to the Sale of the Manufacturing Operation." The Company estimates that at its planned rate of spending, its existing cash and cash equivalents and the interest income thereon will be sufficient to meet its capital requirements at least for the next twelve months. There can be no assurance that the underlying assumed levels of revenue and expense will prove accurate. Whether or not these assumptions prove to be accurate, the Company may need to raise additional capital to expand or enhance its sales and marketing activities and to continue product development. The Company may be required to seek additional funding through public or private financing, including equity financing, or through collaborative arrangements. Adequate funds for these purposes, whether obtained through financial markets or from collaborative or other arrangements with corporate partners or other sources, may not be available when needed or may not be available on terms favorable to the Company, if at all. If issuing equity securities raises additional funds, dilution to existing shareholders will result. In addition, in the event that additional funds are obtained through arrangements with collaborative partners, such arrangements may require the Company to relinquish rights to certain of its technologies or potential products that it would otherwise seek to develop or commercialize itself. If funding is insufficient at any time in the future, the Company may be required to delay, scale back or eliminate some or all of its marketing and research and development programs, to sell additional assets, or to license third parties to commercialize products or technologies that the Company would otherwise seek to develop itself. Furthermore, the terms of any such license agreements or asset sales might be less favorable than if the Company were negotiating from a stronger position. Moreover, if funding is insufficient at any time in the future, and the Company's existing funds are depleted, the Company may be required to cease operations.

Uncertainties Related to the Sale of the Manufacturing Operation

Since inception, a substantial portion of the Company's revenues have been derived from contract manufacturing as the Company has sought to more fully utilize its existing facility's capacity while its own products were under development. During 1999 the Company retained a financial advisor to assist it with the sale or spin-off of the manufacturing operation in order to tighten the Company's focus on its core business. On March 29, 2000 ProCyte agreed to sell the assets and liabilities related to its manufacturing operation for $2.5 million to a group including a member of ProCyte management. The transaction is expected to close by May 30, 2000 and is subject to negotiation of a definitive agreement and contingent upon availability of financing and ratification by the ProCyte Board of Directors. A provision of $1.9 million was recorded at December 31, 1999 as an estimate of the loss to be realized upon consummation of this transaction. The manufacturing operation includes the substantial majority of the fixed assets of the Company and the lease obligation for the Company's facility. The manufacturing operation generated contract revenues of $762,320, $436,167 and $705,706 in 1999, 1998 and 1997, respectively. Expenses related to the manufacturing operation were approximately $1,800,000 in 1999, $2,050,000 in 1998, and $2,850,000, in 1997.
During the quarter ended March 31, 2000 such revenues and expenses amounted to $302,443 and approximately $470,000, respectively. Such a transaction may not be feasible on a timely basis or may not be feasible with terms acceptable to the Company, and there can be no assurance that such a transaction will ever be successfully completed.

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

ProCyte's success depends, in part, upon its ability to protect its products and technology under intellectual property laws in the United States and abroad. As of April 21, 2000 the Company had 21 issued US patents expiring between 2005 and 2017 and numerous issued foreign patents and patent registrations. The patents relate to use of the Company's copper-based technology for a variety of healthcare applications, and to the composition of certain biologically active, synthesized compounds. The Company's strategy has been to apply for patent protection for certain compounds and their discovered uses that are believed to have potential commercial value in countries that offer significant market potential. There can be no assurance that patent applications relating to the technology used by the Company will result in patents being issued. There can be no assurance that any patent issued to the Company will not be subjected to further proceedings limiting the scope of the rights under the patent or that such patent will provide a competitive advantage, or will afford protection against competitors with similar technology, or will not be successfully challenged, invalidated or circumvented by competitors.

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


Item 3. - Quantitative and Qualitative Disclosures About Market Risk

     ProCyte did not own any derivative financial instruments as of March 31, 2000. The Company is debt-free and is exposed to interest rate risk only to the extent that it has invested idle cash balances. At March 31, 2000 such balances were invested in a United States Treasury money market fund. ProCyte employs established policies and procedures to manage its exposure to changes in the market risk of its investments. The Company believes that the market risk arising from holdings of its financial instruments is not material.


Part II - Other Information

Item 1.  Legal Proceedings

     None.

Item 2.  Changes in Securities and Use of Proceeds

     None.

Item 3.  Defaults Upon Senior Securities

     None.

Item 4.  Submission of Matters to a Vote of Security Holders

     None.

Item 5.  Other Information

     On April 19, 2000 the Company issued a press release with the following text:


                  PROCYTE IN LICENSE AGREEMENT WITH NEUTROGENA
          Deal Introduces ProCyte's Copper Peptide Technology to the
                           Worldwide Consumer Market

REDMOND, WA -- April 19, 2000 -- ProCyte Corporation (OTC BB: PRCY), a leading skin care and tissue repair company, today announced a long term worldwide license agreement with Neutrogena, a Johnson & Johnson company, for worldwide use of its patented Copper Peptide Complexes in products for skin health. The agreement provides ProCyte with milestone and royalty payments and includes certain minimum payment levels.

The retail market for skin care products, including the food, drug and mass market channels, was in excess of $3.5 Billion in the United States in 1999. It is a rapidly growing market segment, as the aging baby boomer population demands products that prolong and improve the quality of life. Clinical studies indicate that the products sold by ProCyte in the medical marketplace significantly improve skin tone and have high consumer appeal.

"We are excited to be able to make our proven Copper Peptide technology available to a broader market base" said Jack Clifford, ProCyte Chairman and CEO. "ProCyte has established a growing position in the medical marketplace, where demand for our Copper Peptide therapeutic and anti-aging products has risen dramatically since their launch less than two years ago."

Neutrogena Corporation manufactures, develops and internationally markets premium skin and hair care products.

About ProCyte:

ProCyte Corporation is a healthcare products company that develops, manufactures, and markets products for tissue repair, skin health and hair care. ProCyte's product portfolio includes comprehensive skin care lines for therapeutic care, anti-aging products and products for thinning hair. The Company's products incorporate its patented copper peptide technology and are marketed both directly and through distribution partners.

This report may contain forward-looking statements that are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. This report should be read in conjunction with the Company's annual report on Form 10-K and it's quarterly reports on Form 10-Q. The Company's results may vary significantly from quarter to quarter and will depend, among other factors, on product launches and market acceptance, manufacturing contracts, and distribution agreements.

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

     10.18 License Agreement dated April 19, 2000 between ProCyte Corporation and Neutrogena Corporation.

     27     Financial Data Schedule

(b)  Reports on Form 8-K


     None.

Signatures

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                     PROCYTE CORPORATION
                                                        (REGISTRANT)



Date:  May 2, 2000                        By:        /s/ John F. Clifford
                                             -----------------------------------
                                             John F. Clifford, Chairman and CEO



Date:  May 2, 2000                        By:           /s/ Jerry Scott
                                              ----------------------------------
                                              Jerry P. Scott, Vice President -
                                              Finance and CFO

                                 EXHIBIT INDEX

  Exhibit Number                              Title
  --------------                              -----
    10.18            License Agreement dated April 19, 2000 between ProCyte
                     Corporation and Neutrogena Corporation

    27               Financial Data Schedule
