Form 10-Q
period 2000-06-30
PROCYTE CORP /WA/
filed 2000-07-31
CIK 856072

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549



                                   FORM 10-Q



            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934.


                 For the Quarterly Period Ended June 30, 2000

                        Commission File Number 0-18044

                              PROCYTE CORPORATION
          (Exact name of the registrant as specified in its charter)




Washington                                                            91-1307460
                                                                      ----------
(State of incorporation)                    (I.R.S. Employer Identification No.)

8511 154th Avenue N.E., Redmond, WA                                        98052
(Address of principal executive offices)                              (Zip code)

Registrant's telephone number, including
area code:                                                        (425) 869-1239


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                  Yes {X}  No { }


As of July 20, 2000, there were issued and outstanding 15,455,078 shares of common stock, par value $.01 per share.

                              ProCyte Corporation

                                     INDEX

Part I - Financial Information...............................................................   3
 Item 1. Condensed Financial Statements......................................................   3
   Balance Sheets - as of June 30, 2000 and December 31, 1999 (unaudited)....................   3
   Statements of Operations - three and six months ended June 30, 2000 and 1999 (unaudited)..   4
   Statements of Cash Flows - six months ended June 30, 2000 and 1999 (unaudited)............   5
   Statements of Stockholders' Equity - six months ended June 30, 2000 and 1999
   (unaudited)...............................................................................   6
   Notes to Financial Statements (unaudited).................................................   7
 Item 2.  Management's Discussion and Analysis of Financial Condition and
   Results of Operations.....................................................................  10
 Item 3.  Quantitative and Qualitative Disclosures About Market Risk.........................  18
Part II - Other Information..................................................................  19
 Item 1.  Legal Proceedings..................................................................  19
 Item 2.  Changes in Securities and Use of Proceeds..........................................  19
 Item 3.  Defaults Upon Senior Securities....................................................  19
 Item 4.  Submission of Matters to a Vote of Security Holders................................  19
 Item 5.  Other Information..................................................................  20
 Item 6.  Exhibits and Reports on Form 8-K...................................................  20
Signatures...................................................................................  21
EXHIBIT INDEX................................................................................  22

                        Part I - Financial Information

Item 1. Condensed Financial Statements



     Balance Sheets - as of June 30, 2000 and December 31, 1999 (unaudited)

                                                                 -------------------------------------------------
                                                                        June 30, 2000          December 31, 1999
                                                                 -------------------------------------------------
Assets

  Cash and cash equivalents.....................................             $  3,078,635             $  3,883,187
  Accounts receivable, net......................................                  841,079                  757,343
  Other current assets..........................................                1,017,628                  813,756
                                                                 -------------------------------------------------
    Total current assets........................................                4,937,342                5,454,286

  Raw materials and work in process, net........................                1,420,895                1,572,655

  Property and equipment, net...................................                2,550,000                2,746,373

  Intangible assets, net........................................                3,310,567                3,441,088

  Other assets..................................................                  183,290                  232,226
                                                                 -------------------------------------------------

    Total Assets................................................             $ 12,402,094             $ 13,446,628
                                                                 =================================================

Liabilities and Stockholders' Equity

  Total current liabilities.....................................             $    330,053             $    416,056
  Other liabilities.............................................                  150,099                  142,035
                                                                 -------------------------------------------------
    Total liabilities...........................................                  480,152                  558,091

  Common stock and additional paid in capital...................               85,084,167               84,989,929
  Accumulated deficit...........................................              (73,162,225)             (72,101,392)
                                                                 -------------------------------------------------
    Stockholders' equity........................................               11,921,942               12,888,537
                                                                 -------------------------------------------------

    Total Liabilities and Stockholders' Equity..................             $ 12,402,094             $ 13,446,628
                                                                 =================================================

                       See notes to financial statements

  Statements of Operations - three and six months ended June 30, 2000 and 1999
                                  (unaudited)



                                              --------------------------------------------------------------------------------
                                                  Three months ended June 30                  Six months ended June 30
                                                    2000                1999                   2000               1999
                                              --------------------------------------------------------------------------------
Revenues
  Product sales............................       $ 1,247,147         $    969,981          $  2,339,546          $  1,919,562
  Contract manufacturing...................           228,276              197,430               530,719               301,750
  Licenses, royalties and other............           212,247               14,703               280,463                98,100
                                              --------------------------------------------------------------------------------
  Total revenue............................         1,687,670            1,182,114             3,150,728             2,319,412

  Cost of product sales....................           352,945              344,826               629,568               742,947
                                              --------------------------------------------------------------------------------

Operating Expenses
  Selling, general and administrative......         1,420,477            1,510,662             2,935,088             2,811,272
  Research and development.................           374,059              463,386               749,300               943,070
                                              --------------------------------------------------------------------------------
  Total expenses...........................         1,794,536            1,974,048             3,684,388             3,754,342

                                              ---------------------------------------------------------------------------------
  Operating Loss...........................          (459,811)          (1,136,760)           (1,163,228)           (2,177,877)

  Interest Income..........................            47,687               66,946               102,395               149,924
                                              ---------------------------------------------------------------------------------
  Net loss.................................       ($  412,124)         ($1,069,814)          ($1,060,833)          ($2,027,953)
                                              ================================================================================

Net loss per common share..................            ($0.03)              ($0.07)               ($0.07)               ($0.14)

Weighted average number of common shares
 used in computing net loss per common
 share.....................................        15,470,165           14,642,507            15,453,006            14,582,685

                       See notes to financial statements

 Statements of Cash Flows - six months ended June 30, 2000 and 1999 (unaudited)

                                                                 ----------------------------------------------
                                                                            Six months ended June 30,
                                                                           2000                  1999
                                                                 ----------------------------------------------
Operating Activities
 Net loss.....................................................             ($1,060,833)             ($2,027,953)
 Adjustments to reconcile net loss to net cash used in
  operating activities:
  Depreciation and amortization...............................                 334,229                  419,111
  Loss on sale of securities..................................                       -                    6,980
  Stock issued in payment of expenses.........................                  80,000                  160,332
 Changes in assets and liabilities:
  (Increase) decrease in accounts receivable..................                 (83,736)                  57,442
  Increase in other current assets............................                (203,872)                (343,719)
  Decrease in raw materials and work in process...............                 151,760                    1,525
  Increase in other non-current assets........................                  (2,367)                  (2,564)
  (Decrease) increase in current liabilities..................                 (86,003)                  86,411
  Increase in other liabilities...............................                   8,064                    8,764
                                                                 ----------------------------------------------
    Net cash used in operating activities.....................                (862,758)              (1,633,671)

Financing Activities
 Proceeds from issuance of stock..............................                  14,238                        -
                                                                 ----------------------------------------------
    Net cash provided by financing activities.................                  14,238                        -

Investing Activities
 Purchase of property and equipment...........................                  (7,335)                 (46,594)
 Proceeds from sale or maturity of securities.................                       -                3,415,605
 Purchase of NextDerm, Inc....................................                       -                 (285,000)
 Decrease in security deposit.................................                  51,303                   52,314
                                                                 ----------------------------------------------
    Net cash provided by investing activities.................                  43,968                3,136,325

                                                                 ----------------------------------------------
    Net (decrease) increase in cash and cash equivalents......                (804,552)               1,502,654

Cash and Cash Equivalents:
    At beginning of period....................................               3,883,187                2,003,896
                                                                 ----------------------------------------------

    At end of period..........................................              $3,078,635               $3,506,550
                                                                 ==============================================

                       See notes to financial statements

 Statements of Stockholders' Equity - six months ended June 30, 2000 and 1999
                                  (unaudited)

                                              Common Stock                Additional
                                              ------------                  paid-in         Accumulated
                                         Shares          Par Value          Capital            Deficit             Total
                                    ----------------------------------------------------------------------------------------
Balance - January 1, 1999........        14,489,803          $144,898       $84,320,582      ($66,785,930)       $17,679,550

Shares issued under non-employee
  director stock plan............            57,655               577            29,423                               30,000

Shares issued under employment
  and non-compete agreements                236,748             2,367           127,965                              130,332

Shares issued to purchase
  NextDerm, Inc.                            600,000             6,000           244,000                              250,000

Net loss for six months ended
  June 30, 1999..................                                                              (2,027,953)        (2,027,953)

                                    ----------------------------------------------------------------------------------------
Balance - June 30, 1999..........        15,384,206          $153,842       $84,721,970      ($68,813,883)       $16,061,929
                                    ========================================================================================


Balance - January 1, 2000........        15,418,722          $154,187       $84,835,742      ($72,101,392)       $12,888,537

Shares issued under non-employee
  director stock plan............            22,648               227            23,773                               24,000

Shares issued under non-compete
  agreement                                  37,333               373            55,627                               56,000

Shares issued upon exercise of
  options........................            16,334               163            14,075                               14,238

Net loss for six months ended
  June 30, 2000..................                                                              (1,060,833)        (1,060,833)

                                    ----------------------------------------------------------------------------------------
Balance - June 30, 2000..........        15,495,037          $154,950       $84,929,217      ($73,162,225)       $11,921,942
                                    ========================================================================================

                       See notes to financial statements

                              ProCyte Corporation
                   Notes to Financial Statements (unaudited)

1. Basis of presentation

     The accompanying unaudited condensed financial statements of ProCyte Corporation ("ProCyte" or the "Company") for the three and six-month periods ended June 30, 2000 and 1999 have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Pursuant to such rules and regulations, the condensed financial statements do not include all of the information and footnotes required by generally accepted accounting principles for audited financial statements. Accordingly, this financial information should be read in conjunction with the complete audited financial statements, including the notes thereto, which are included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999. In the opinion of management, all material adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Interim results are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

2. Sale of manufacturing operation

     During 1999 the Company retained a financial advisor to assist it with the sale or spin-off of its manufacturing operation in order to tighten the Company's focus on its core business. On March 29, 2000 ProCyte agreed to sell the assets and liabilities related to the manufacturing operation for $2.5 million to a group including a member of ProCyte management. The transaction is currently expected to close later this year and is subject to negotiation of a definitive agreement and contingent upon availability of financing and ratification by the ProCyte Board of Directors. A provision of $1.9 million was recorded at December 31, 1999 as an estimate of the loss to be realized upon consummation of this transaction. The manufacturing operation includes the substantial majority of the fixed assets of the Company and the lease obligation for the Company's facility. The manufacturing operation generated contract revenues of $762,320, $436,167 and $705,706 in 1999, 1998 and 1997,
respectively. Expenses related to the manufacturing operation were approximately $1,800,000 in 1999, $2,050,000 in 1998, and $2,850,000, in 1997. During the six
months ended June 30, 2000 such revenues and expenses amounted to $530,719 and approximately $780,000, respectively.

3. Accounts receivable

     At June 30, 2000, accounts receivable are shown net of a reserve for uncollectable accounts of $65,421.

4. Inventory

     At June 30, 2000, other current assets included finished goods inventory valued at $781,464, net of a reserve for obsolete and excess finished goods of $80,000. The value of raw materials was $376,443 and the value of work in process was $1,344,452 at June 30, 2000. The reserve for obsolete and excess raw materials and work in process amounted to $300,000 at that date.

5. Property and equipment


     At June 30, 2000 property and equipment consisted of the following:

          Equipment.....................................       $ 2,525,486
          Leasehold improvements........................         5,513,850
          Less reserve for loss on disposition of
           manufacturing operation......................        (1,900,000)

          Less accumulated depreciation and
           amortization.................................        (3,589,336)
                                                               -----------
          Property and equipment, net...................       $ 2,550,000
                                                               ===========


6. Intangible assets

     At June 30, 2000 intangible assets are shown net of $655,875 of accumulated amortization.

7. Stockholders' equity

     Information relating to stock options granted, exercised, canceled and currently exercisable is as follows:

                                                          Shares subject to        Weighted average
                                                          -----------------        ----------------
                                                                option              exercise price
                                                                ------              --------------
    Balance - January 1, 1999.........................           1,618,061                    $2.18
     Granted..........................................             378,500                    $0.86
     Exercised........................................                   -                        -
     Canceled.........................................            (187,666)                   $1.19
                                                          -----------------------------------------
    Balance - June 30, 1999...........................           1,808,895                    $2.00
                                                          =========================================

                                                          Shares subject to        Weighted average
                                                          -----------------        ----------------
                                                                option              exercise price
                                                                ------              ---------------
    Balance - January 1, 2000.....................              1,861,727                     $1.71
     Granted......................................                134,500                     $1.34
     Exercised....................................                (16,334)                    $0.87
     Canceled.....................................                (47,533)                    $0.86
                                                          -----------------------------------------
    Balance - June 30, 2000.......................              1,932,360                     $1.72
                                                          =========================================

    Currently exercisable.........................              1,006,378                     $2.43
                                                          =========================================

     At June 30, 2000 the Company's 1996 Stock Option Plan had 633,000 shares of the Company's common stock available, including the 450,000 shares approved for the plan at the Company's annual shareholders meeting on May 23, 2000.

     After issuing 8,124 shares on July 1, 2000 in payment of the retainers for the second quarter, and including the 200,000 shares approved for the plan at the Company's annual shareholders meeting on May 23, 2000, the Company's 1998 Non-employee Director Stock Plan had 240,647 shares of the Company's common stock available.

     At June 30, 2000 there were 100,000 shares of the Company's common stock reserved for issuance under the common stock warrants issued on May 26, 1999. The warrants oblige the Company to issue 33,334 shares at $0.6875 per share, the market price on the grant date, 33,333 shares at $1.6875 and 33,333 shares at $2.6875. Each of the three warrants has a five year life and vests one-third on the grant date, one-third six months after the grant date, and one-third twelve months after the grant date.

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

Corporate Overview

ProCyte develops and markets skin health and hair care products, focusing its direct efforts on specialty skin health sector and marketing its products primarily to dermatologists, plastic surgeons and cosmetic surgeons. On April 19, 2000 ProCyte announced a long-term license agreement with Neutrogena Corporation, a Johnson & Johnson company, for worldwide use of its patented copper peptide complexes in consumer products for skin health. The agreement provides ProCyte with milestone and royalty payments and specifies minimum payment levels.

The Company markets its Neova(TM) Therapy line of copper peptide based anti-aging products directly to physicians. The Company also markets its Complex Cu3(TM) Intensive Repair Creme, Cleanser and Hydrating Gel products used to treat patients following chemical peels, microdermabrasion and laser treatments, as a complement to its line of over-the-counter topical drugs, sun protection and other skin care products. The Complex Cu3(TM) and Neova(TM) Therapy products allow the Company to differentiate its comprehensive line of skin care products on the basis of its proprietary copper peptide technology. These products are distributed using the Company's own sales force.

The Company positions its Tricomin(R) line of triamino copper complex containing hair care products as a therapeutic approach to the maintenance of thinning hair in both men and women. These products are marketed to physicians using the Company's own sales force and directly to consumers through specialty distributors and through the Company's web site at www.tricomin.com.

Additionally, ProCyte believes that it is the only company providing a line of specific products that address the importance of wound care in the hair transplant procedure. The Company's GraftCyte(TM) line of copper peptide containing wound care products for use following hair restoration surgery are promoted through its own sales force and specialty distributors.

The Company's other wound care products, including Iamin(R) Hydrating Gel, Iamin(R) Wound

Cleanser and OsmoCyte(R) Pillow and OsmoCyte(R) Island Dressings, are marketed in the hospital, nursing home and extended care markets in the United States directly and through an agreement with a distribution partner. Similar agreements have been concluded, with product registrations in place or in process, for Latin America, Europe, and the Far East.

Operating Losses

The Company has incurred operating losses since its inception due to the marketing expense of product launches and the costs of supporting research and development of its proprietary technology at a time when sales of the Company's product and other revenues do not yet exceed operating expenses. At June 30, 2000, the Company's accumulated deficit was approximately $73.2 million. The Company expects to incur additional operating losses until its product lines have been further expanded and have achieved market acceptance.

Revenue

During the six-month period ended June 30, 2000, ProCyte generated total operating revenue of $3,150,728 from product sales, contract manufacturing and licenses. Comparable revenues were $2,319,412 for the six-month period ended June 30, 1999. The increase in total operating revenue during the six-month period ended June 30, 2000 as compared to the six-month period ended June 30, 1999 was $831,316 or 35.6%. Total operating revenue for the quarters ended June 30, 2000 and 1999 were $1,687,670 and $1,182,114, respectively, an increase of $505,556 or 42,8%.

Revenue from product sales was $2,339,546 during the six-month period ended June 30, 2000, up $419,984 or 21.9% from $1,919,562 during the comparable period in 1999. Revenue from product sales was $1,247,147 during the second quarter of 2000, compared to $969,981 during the second quarter of 1999. The increase during both the quarter and the six-month period was primarily a result of additional sales of skin and hair care products and the introduction of new products incorporating the Company's proprietary copper peptide technology

Revenue from contract manufacturing services was $530,719 during the six-month period ended June 30, 2000, and $301,750 during the comparable period in 1999. Revenue from contract manufacturing services was $228,276 during the second quarter of 2000, compared to $197,430 during the second quarter of 1999. The increases reflect the timing and volume of projects undertaken for customers. The Company has agreed to sell its contract manufacturing operations and the facility used for such purposes. See "Important Factors Regarding Forward-Looking Statements - Uncertainties Related to the Sale of the Manufacturing Operation."

Revenue from royalties and licenses during the six-month period ended June 30, 2000 includes milestone payments from Neutrogena and E. Merck and royalties from a license agreement with Osmotics Corporation. The comparable amount in 1999 includes initial fees from Neutrogena and royalties from Osmotics.

Interest income was $102,395 during the six-month period ended June 30, 2000, and $149,924 during the comparable period in 1999. Interest income was $47,687 during the second quarter of 2000, compared with $66,946 during the second quarter of 1999. The decreases in interest income were primarily a result of reduced funds available for investment.

Expenses

The cost of product sales was $629,568 (26.9% of product sales) for the six-month period ended June 30, 2000, a decrease of $113,379 or 15.3% from $742,947 (38.7% of product sales) during the comparable period in 1999. Cost of product sales was $352,945 during the second quarter of 2000, compared with $344,826 during the second quarter of 1999. Higher margin products, based on proprietary technology, represent a greater percentage of total product sales during the periods ended June 30, 2000 than during those ended June 30, 1999.

Selling, general and administrative expenses were $2,935,088 during the six-month period ended June 30, 2000, an increase of $123,816 or 4.4% from $2,811,272 during the comparable period in 1999. Selling, general and administrative expenses were $1,420,477 and $1,510,662 during the second quarters of 2000 and 1999, respectively. The increase during the six-month period reflects the higher level of sales support provided for certain products and the cost of the expanded sales force. The decrease during the second quarter reflects differences in the timing of marketing expenditures.

Research and development expenses were $749,300 during the six-month period ended June 30, 2000, down $193,770 or 20.6% from $943,070 during the comparable period in 1999. Research and development expense was $374,059 and $463,386 during the second quarters of 2000 and 1999, respectively. The decrease during both the quarter and the six-month period reflect the continuing conversion of research activities into a more conventional product development program.

Liquidity and Capital Resources

Historically, the Company has relied on equity financing, product sales, contract manufacturing, interest income and corporate partnerships to fund its operations and capital expenditures. At June 30, 2000, the Company had approximately $3.1 million in cash and cash equivalents, compared to $3.9 million at December 31, 1999. The $800,000 decrease in cash principally represents the cash outflow from operations, offset in part by a decrease in a security deposit. The Company expects that its operating cash needs will continue at similar, progressively decreasing, levels in future periods until revenues exceed operating expenses.

The Company believes that its existing cash and cash equivalents and interest thereon, will be sufficient to meet its working capital requirements for at least the next twelve months. However, there can be no assurance that the underlying assumed levels of revenue and expense will prove accurate. Later this year the Company expects to receive $2.5 million from the sale of its contract manufacturing operations. See "Important Factors Regarding Forward-Looking Statements - Uncertainties Related to the Sale of the Manufacturing Operation." Although the Company believes that its existing and potential products are promising, it does not know whether any of such products will prove commercially viable. In any event, substantial additional funds could be needed to commercialize existing products and to continue development of potential products. The Company will depend upon product revenues, interest income, equity financing, and funding from corporate partnerships to meet its future capital needs. There can be no assurance that additional funds will be available as needed or on terms that are acceptable to the Company. If the Company is unable to obtain sufficient funds to satisfy its cash requirements, the Company will be required to delay, reduce or eliminate some or all of its research and development activities and administrative programs, or dispose of additional assets or technology. See "Important Factors Regarding Forward-Looking Statements - Need for Additional Capital".

Important Factors Regarding Forward-Looking Statements

History of Operating Losses; Accumulated Deficit; Fluctuations in Future
Earnings

The Company launched its first product based on its proprietary copper peptide technology in July, 1996. To date, however, the Company has generated relatively minor revenues from sales of products based on its proprietary technology, and there can be no assurance that the Company will be able to generate sufficient product sales from those products to achieve a profitable level of operations. As of June 30, 2000 the Company's accumulated deficit was approximately $73.2 million. The Company expects to incur additional operating losses at least through the balance of 2000. In addition to sales of products based on its proprietary copper peptide technology, the Company's revenues have historically included sales of non-proprietary products, license fees and royalties, revenue from contract research and manufacturing and interest income. The Company's ability to achieve a consistent, profitable level of operations is dependent in large part on successfully marketing its products, entering into agreements with corporate partners for distribution and commercialization of the Company's products and out-licensing of the Company's products and technology, of which there can be no assurance. In addition, payments under corporate partnerships and licensing arrangements, if any, may be subject to significant fluctuations in both timing and amounts. The time required to reach sustained profitability is highly uncertain, and there can be no assurance that the Company will be able to achieve profitability on a sustained basis, if at all. Moreover, if profitability is achieved, the level of profitability cannot be predicted and may vary significantly from quarter to quarter.

Need for Additional Capital

The Company's future capital requirements will depend on numerous factors, including: its efforts, and the efforts of its collaborative partners, to commercialize its products; continued progress in the Company's research and development programs; the results of research and development activities; relationships with existing and future corporate collaborators, if any; competing technological and market developments; the costs involved in filing, prosecuting and enforcing patent claims; the time and costs of commercialization activities; and other factors. At June 30, 2000, the Company had cash and cash equivalents of $3.1 million. The Company has agreed to sell its contract manufacturing operations and the facility used for such purposes for $2.5 million in a transaction expected to close later this year. See "Important Factors Regarding Forward-Looking Statements - Uncertainties Related to the Sale of the Manufacturing Operation." The Company estimates that at its planned rate of spending, its existing cash and cash equivalents and the interest income thereon will be sufficient to meet its capital requirements at least for the next twelve months. There can be no assurance that the underlying assumed levels of revenue and expense will prove accurate. Whether or not these assumptions prove to be accurate, the Company may need to raise additional capital to expand or enhance its sales and marketing activities and to continue product development. The Company may be required to seek additional funding through public or private financing, including equity financing, or through collaborative arrangements. Adequate funds for these purposes, whether obtained through financial markets or from collaborative or other arrangements with corporate partners or other sources, may not be available when needed or may not be available on terms favorable to the Company, if at all. If issuing equity securities raises additional funds, dilution to existing shareholders will result. In addition, in the event that additional funds are obtained through arrangements with collaborative partners, such arrangements may require the Company to relinquish rights to certain of its technologies or potential products that it would otherwise seek to develop or commercialize itself. If funding is insufficient at any time in the future, the Company may be required to delay, scale back or eliminate some or all of its marketing and research and development programs, to sell additional assets, or to license third parties to commercialize products or technologies that the Company would otherwise seek to develop itself. Furthermore, the terms of any such license agreements or asset sales might be less favorable than if the Company were negotiating from a stronger position. Moreover, if funding is insufficient at any time in the future, and the Company's existing funds are depleted, the Company may be required to cease operations.

Uncertainties Related to the Sale of the Manufacturing Operation

Since inception, a substantial portion of the Company's revenues has been derived from contract manufacturing as the Company has sought to more fully utilize its existing facility's capacity while its own products were under development. During 1999 the Company retained a financial advisor to assist it with the sale or spin-off of the manufacturing operation in order to tighten the Company's focus on its core business. On March 29, 2000 ProCyte agreed to sell the assets and liabilities related to its manufacturing operation for $2.5 million to a group including a member of ProCyte management. The time required to conclude the transaction has been longer than initially anticipated, but subject to negotiation of a definitive agreement and contingent upon availability of financing and ratification by the ProCyte Board of Directors, the transaction is expected to close later this year. The manufacturing operation includes the substantial majority of the fixed assets of the Company and the lease obligation for the Company's facility. A provision of $1.9 million was recorded at December 31, 1999 as an estimate of the loss to be realized upon consummation of this transaction. If the sale is not concluded on a timely basis the Company may be required to further reduce its estimate of the value of these assets. The manufacturing operation generated contract revenues of $762,320, $436,167 and $705,706 in 1999, 1998 and 1997, respectively. Expenses related to the manufacturing operation were approximately $1,800,000 in 1999, $2,050,000 in 1998, and $2,850,000, in 1997. During the six month period ended June 30, 2000 such revenues and expenses amounted to $530,719 and approximately $780,000, respectively. Interim results are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. If a sale of the manufacturing operation is not concluded, the Company may be subject to the uncertainties of the contract manufacturing industry, including better capitalized and established competitors and irregular timing of projects. Such a transaction may not be feasible on a timely basis or may not be feasible with terms acceptable to the Company, and there can be no assurance that such a transaction will ever be successfully completed.

Uncertainties Related to Product Development

From the Company's inception in 1986 until it launched its first commercial product in 1996, substantially all of its resources were dedicated to the research and development of wound healing, hair growth and other therapeutic pharmaceutical applications of its copper peptide compounds. To date, the Company has generated relatively minor but progressively increasing revenues from sales of products based on its proprietary copper peptide technology.
There can be no assurance that the Company's current products or potential products will be successfully commercialized and accepted for use by physicians, healthcare providers and consumers.

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

Dependence on and Management of Existing and Future Corporate Alliances

The successful commercialization of the Company's existing and future products will depend upon ProCyte's ability to market through its own sales force and to enter into and effectively manage corporate partnerships. ProCyte currently promotes certain of its products through specialty distributors. Other products and technology are licensed for incorporation into products sold by others.

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

Uncertainty of Patent Position and Proprietary Rights

The patent positions of biotechnology, medical device and healthcare products companies are often uncertain and involve complex legal and factual questions, and the breadth of claims allowed in such patents cannot be predicted. In addition, there is a substantial backlog of patents at the US Patent and Trademark Office that may delay the review and the potential issuance of patents. The Company's success will depend on its ability to maintain its patents and licenses to patent rights, to maintain trade secrets and to operate without infringing on the proprietary rights of others, both in the United States and in other countries. The failure of the Company or its licensors to obtain and maintain patent protection for the Company's technology could have a material adverse effect on the Company.

ProCyte's success depends, in part, upon its ability to protect its products and technology under intellectual property laws in the United States and abroad. As of June 30, 2000 the Company had 21 issued US patents expiring between 2005 and 2017 and numerous issued foreign patents and patent registrations. The patents relate to use of the Company's copper-based technology for a variety of healthcare applications, and to the composition of certain biologically active, synthesized compounds. The Company's strategy has been to apply for patent protection for certain compounds and their discovered uses that are believed to have potential commercial value in countries that offer significant market potential. There can be no assurance that patent applications relating to the technology used by the Company will result in patents being issued. There can be no assurance that any patent issued to the Company will not be subjected to further proceedings limiting the scope of the rights under the patent or that such patent will provide a competitive advantage, or will afford protection against competitors with similar technology, or will not be successfully challenged, invalidated or circumvented by competitors.

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

Uncertainty of Government Regulatory Requirements

The manufacture and marketing of ProCyte's products and its research and development activities in general are subject to regulation in the United States by the federal government, principally by the FDA, and in other countries by similar health and regulatory authorities. The Federal Food, Drug and Cosmetic Act, and the regulations promulgated thereunder, and other federal and state statutes govern, among other things, the testing, manufacture, safety, labeling, storage, record-keeping, advertising and promotion of cosmetic products and medical devices. Product development and approval or clearance within the regulatory framework requires a number of years and involves the expenditure of substantial resources.

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

In the United States, products that do not seek to make effectiveness claims based on human clinical evaluation may be subject to review and regulation under the FDA's cosmetic or 510(k) medical device guidelines. Similar guidelines exist for such products in other countries. Such products, which include wound care dressings and gels, must show safety and substantial equivalency with predicate products already cleared to be marketed by the FDA. There can be no assurance that such product applications submitted to the FDA or similar agencies in other countries will receive clearance to be marketed, or that the labeling claims sought will be approved, or that, if cleared, such products will be commercially successful.

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

Intense Competition

Competition in the wound care, skin health and hair care markets is intense.
The Company's competitors include well-established pharmaceutical, cosmetic and healthcare companies such as Bristol Myers Squibb's ConvaTec division, Johnson and Johnson, Obagi and Allergan. These competitors have substantially more financial and other resources, larger research and development staffs, and more experience and capabilities in researching, developing and testing products in clinical trials, in obtaining FDA and other regulatory approvals and in manufacturing, marketing and distribution than the Company. In addition, a number of smaller companies are developing or marketing competitive products, some of which may have an entirely different approach than products being marketed or developed by the Company. The Company's competitors may succeed in developing and commercializing products or obtaining patent protection or other regulatory approvals for products more rapidly than the Company. If the Company is successful in commercializing its products, it will be required to be competitive with respect to manufacturing efficiency and marketing capabilities, areas in which it has very limited experience. The Company's competitors may develop new technologies and products that are available for sale prior to the Company's potential products or that are more effective than the Company's existing or potential products. In addition, competitive products may be manufactured and marketed more successfully than the Company's potential products. Such developments could render the Company's existing or potential products less competitive or obsolete and could have a material adverse effect on the Company's business, financial condition and results of operations.

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


Item 3.  Quantitative and Qualitative Disclosures About Market Risk

ProCyte did not own any derivative financial instruments as of June 30, 2000. The Company is debt-free and is exposed to interest rate risk only to the extent that it has invested idle cash balances. At June 30, 2000 such balances were invested in a United States Treasury money market fund. ProCyte employs established policies and procedures to manage its exposure to changes in the market risk of its investments. The Company believes that the market risk arising from holdings of its financial instruments is not material.

Part II - Other Information

Item 1.  Legal Proceedings

     None.

Item 2.  Changes in Securities and Use of Proceeds

     None.

Item 3.  Defaults Upon Senior Securities

     None.

Item 4.  Submission of Matters to a Vote of Security Holders

The annual meeting of the shareholders of the Company was held on May 23, 2000. Three matters were submitted to the shareholders for a vote: the election of directors, a proposal to increase the number of shares reserved for issuance under the Company's 1996 employee stock option plan, and a proposal to increase the number of shares reserved for issuance under the Company's 1998 non-employee director stock plan. As of April 10, 2000, the record date, there were 15,453,037 shares eligible to vote at the meeting, of which 76.75% or 11,860,465 were represented at the meeting, constituting a quorum.

The four nominees for election as directors were elected to serve until the 2001 annual meeting of the shareholders, and until the election and qualification of their respective successors. The vote for each director follows:

     -----------------------------------------------------------------------
      DIRECTOR                        FOR                 WITHHELD
     -----------------------------------------------------------------------
      John F. Clifford             11,727,148              133,317
      Matt L. Leavitt              11,629,489              230,976
      Glenn A. Oclassen            11,727,448              133,017
      Robert E. Patterson          11,727,448              133,017

The other two proposals were approved by the shareholders. The vote for each proposal was as follows:

     -----------------------------------------------------------------------
       PROPOSAL                         FOR                 WITHHELD
     -----------------------------------------------------------------------
      Increase the number of
        shares authorized for the
        1996 stock option plan
        from 550,000 to 1,000,000
        shares...................... 10,886,487              973,978


      Increase the number of
        shares authorized for the
        1998 non-employee
        director stock plan from
        200,000 to 400,000
        shares...................... 10,897,479              962,986


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


                                               PROCYTE CORPORATION
                                                   (REGISTRANT)



Date: July 28, 2000         By:           /s/ John F. Clifford
                               -------------------------------------------------
                                     John F. Clifford, Chairman and CEO



Date: July 28, 2000         By:                 /s/ Jerry Scott
                               -------------------------------------------------
                                Jerry P. Scott, Vice President - Finance and CFO

                                 EXHIBIT INDEX

Exhibit Number                               Title
--------------                               -----

     27           Financial Data Schedule