Form 10-Q
period 2000-09-30
PROCYTE CORP /WA/
filed 2000-11-08
CIK 856072

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   FORM 10-Q



            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934.


               For the Quarterly Period Ended September 30, 2000

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

                               Yes [X]   No [_]


As of November 6, 2000, there were issued and outstanding 15,514,701 shares of common stock, par value $.01 per share.

                              ProCyte Corporation

                                     INDEX

Part I  - Financial Information..........................................................   3
 Item 1. Condensed Financial Statements..................................................   3
   Balance Sheets - as of September 30, 2000 and December 31, 1999 (unaudited)...........   3
   Statements of Operations - three and nine months ended September 30, 2000
    and 1999 (unaudited).................................................................   4
   Statements of Cash Flows - nine months ended September 30, 2000 and 1999 (unaudited)..   5
   Statements of Stockholders' Equity - nine months ended September 30, 2000 and 1999
    (unaudited)..........................................................................   6
   Notes to Financial Statements (unaudited).............................................   7
 Item 2.  Management's Discussion and Analysis of Financial Condition and
   Results of Operations.................................................................  10
 Item 3.  Quantitative and Qualitative Disclosures About Market Risk.....................  19
Part II - Other Information..............................................................  20
 Item 1.  Legal Proceedings..............................................................  20
 Item 2.  Changes in Securities and Use of Proceeds......................................  20
 Item 3.  Defaults Upon Senior Securities................................................  20
 Item 4.  Submission of Matters to a Vote of Security Holders............................  20
 Item 5.  Other Information..............................................................  20
 Item 6.  Exhibits and Reports on Form 8-K...............................................  20
Signatures...............................................................................  21
EXHIBIT INDEX............................................................................  22

                        Part I  - Financial Information

Item 1. Condensed Financial Statements



  Balance Sheets - as of September 30, 2000 (unaudited) and December 31, 1999

                                                                 -------------------------------------------------
                                                                     September 30, 2000        December 31, 1999
                                                                 -------------------------------------------------
Assets

   Cash and cash equivalents..................................               $  3,144,132             $  3,883,187
   Accounts receivable, net...................................                  1,086,678                  757,343
   Inventory..................................................                  2,033,862                  666,203
   Other current assets.......................................                    228,283                  147,553
                                                                 -------------------------------------------------
       Total current assets...................................                  6,492,955                5,454,286

   Raw materials and work in process, net.....................                    131,318                1,572,655

   Property and equipment, net................................                  2,423,457                2,746,373

   Intangible assets, net.....................................                  3,245,307                3,441,088

   Other assets...............................................                    184,474                  232,226
                                                                 -------------------------------------------------

       Total Assets                                                          $ 12,477,511             $ 13,446,628
                                                                 =================================================

Liabilities and Stockholders' Equity

   Total current liabilities..................................               $    920,726             $    416,056
   Other liabilities..........................................                    150,190                  142,035
                                                                 -------------------------------------------------
       Total liabilities......................................                  1,070,916                  558,091

   Common stock and additional paid in capital................                 85,093,164               84,989,929
   Accumulated deficit........................................                (73,686,569)             (72,101,392)
                                                                 -------------------------------------------------
       Stockholders' equity...................................                 11,406,595               12,888,537
                                                                 -------------------------------------------------

       Total Liabilities and Stockholders' Equity                            $ 12,477,511             $ 13,446,628
                                                                 =================================================

                       See notes to financial statements

Statements of Operations - three and nine months ended September 30, 2000 and 1999 (unaudited)

                                                  ---------------------------------------------------------------------------
                                                    Three months ended September 30           Nine months ended September 30
                                                       2000                 1999                 2000                 1999
                                                  ---------------------------------------------------------------------------
Revenues
 Product sales.................................   $ 1,310,753          $   826,622         $  3,650,299         $  2,746,184
 Contract manufacturing........................       225,826              105,980              756,545              407,730
 Licenses, royalties and other.................       126,327               16,313              406,790              114,413
                                                  ---------------------------------------------------------------------------
 Total revenue.................................     1,662,906              948,915            4,813,634            3,268,327

 Cost of product sales.........................       443,835              321,565            1,073,403            1,064,512
                                                  ---------------------------------------------------------------------------

Operating Expenses
 Selling, general and administrative...........     1,522,832            1,085,180            4,457,920            3,896,452
 Research and development......................       265,597              410,125            1,014,897            1,353,195
                                                  ---------------------------------------------------------------------------
 Total operating expenses......................     1,788,429            1,495,305            5,472,817            5,249,647
                                                  ---------------------------------------------------------------------------
 Operating Loss................................      (569,358)            (867,955)          (1,732,586)          (3,045,832)

 Interest Income...............................        45,014               45,798              147,409              195,722
                                                  ---------------------------------------------------------------------------
 Net loss......................................   ($  524,344)           ($822,157)         ($1,585,177)         ($2,850,110)
                                                  ===========================================================================

Net loss per common share......................        ($0.03)              ($0.05)              ($0.10)              ($0.19)

Weighted average number of common shares used
 in computing net loss per common share........    15,503,161           15,400,850           15,469,817           14,858,285

                       See notes to financial statements

Statements of Cash Flows - nine months ended September 30, 2000 and 1999 (unaudited)

                                                                   ----------------------------------
                                                                     Nine months ended September 30,
                                                                        2000                1999
                                                                   ----------------------------------
Operating Activities
 Net loss.....................................................      ($1,585,177)         ($2,850,110)
Adjustments to reconcile net loss to net cash used in
 operating activities:
 Depreciation and amortization................................          535,443              639,007
 Loss on sale of securities...................................                -                6,980
 Stock issued in payment of expenses..........................           89,000              172,332
Changes in assets and liabilities:
 (Increase) decrease in accounts receivable...................         (329,335)             168,192
 Increase in other current assets.............................         (202,181)            (324,288)
 Decrease in raw materials and work in process................          195,129               27,547
 Increase in other non-current assets.........................           (3,551)              (3,748)
 (Decrease) increase in current liabilities...................          504,670             (105,751)
 Increase in other liabilities................................            8,155               12,786
                                                                   ----------------------------------
   Net cash used in operating activities......................         (787,847)          (2,257,053)

Financing Activities
 Proceeds from issuance of stock..............................           14,235                    -
                                                                   ----------------------------------
   Net cash provided by financing activities..................           14,235                    -

Investing Activities
 Purchase of property and equipment...........................          (16,745)             (64,325)
 Proceeds from sale or maturity of securities.................                -            3,915,605
 Purchase of NextDerm, Inc....................................                -             (285,000)
 Decrease in security deposit.................................           51,302               52,314
                                                                   ----------------------------------
   Net cash provided by investing activities..................           34,557            3,618,594

                                                                   ----------------------------------
   Net (decrease) increase in cash and cash equivalents.......         (739,055)           1,361,541

Cash and Cash Equivalents:
    At beginning of period....................................        3,883,187            2,003,896
                                                                   ---------------------------------

    At end of period..........................................     $  3,144,132         $  3,365,437
                                                                   =================================

                       See notes to financial statements

 Statements of Stockholders' Equity - nine months ended September 30, 2000 and
                                     1999
                                  (unaudited)

                                      -----------------------------------------------------------------------------------------
                                                Common Stock                Additional          Accumulated
                                                ------------                  paid-in
                                           Shares          Par Value          Capital             Deficit               Total
                                      -----------------------------------------------------------------------------------------
Balance - January 1, 1999.........     14,489,803           $144,898         $84,320,582       ($66,785,930)        $17,679,550

Shares issued under non-employee
 director  stock plan.............         74,299                743              41,257                                 42,000

Shares issued under employment
 and non-compete agreements.......        236,748              2,367             127,965                                130,332

Shares issued to purchase
 NextDerm, Inc....................        600,000              6,000             244,000                                250,000

Net loss for nine months ended
 September 30, 1999...............                                                               (2,850,110)         (2,850,110)

                                      -----------------------------------------------------------------------------------------
Balance - September 30, 1999......     15,400,850           $154,008         $84,733,804       ($69,636,040)        $15,251,772
                                      =========================================================================================

Balance - January 1, 2000.........     15,418,722           $154,187         $84,835,742       ($72,101,392)        $12,888,537

Shares issued under non-employee
 director  stock plan.............         30,772                308              32,692                                 33,000

Shares issued under non-compete
 agreement........................         37,333                373              55,627                                 56,000

Shares issued upon exercise of
 options..........................         16,334                163              14,072                                 14,235

Net loss for nine months ended
 September 30, 2000...............                                                               (1,585,177)         (1,585,177)

                                      -----------------------------------------------------------------------------------------
Balance - September 30, 2000......     15,503,161           $155,031         $84,938,133       ($73,686,569)        $11,406,595
                                      =========================================================================================


                       See notes to financial statements

                              ProCyte Corporation
                   Notes to Financial Statements (unaudited)

1. Basis of presentation

     The accompanying unaudited condensed financial statements of ProCyte Corporation ("ProCyte" or the "Company") for the three and nine-month periods ended September 30, 2000 and 1999 have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Pursuant to such rules and regulations, the condensed financial statements do not include all of the information and footnotes required by generally accepted accounting principles for audited financial statements. Accordingly, this financial information should be read in conjunction with the complete audited financial statements, including the notes thereto, which are included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999. In the opinion of management, all material adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Interim results are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

2. Sale of manufacturing operation

     On March 29, 2000 the Company signed a definitive agreement to sell its manufacturing facility, which consists of leasehold improvements and equipment, to an investor group for $2.5 million. As a result, an impairment loss of $1.9 million was recorded at December 31, 1999 as an estimate of the loss to be realized upon consummation of the sale. However, the investor group was unable to meet certain requirements necessary to consummate the transaction.

     The Company currently plans to continue to use the facility in its contract manufacturing operations, and will evaluate opportunities to sell the facility as they arise. Based on management's evaluation of the net realizable value of the facility, management believes that no further impairment loss on the facility is necessary, and an estimated remaining useful life of 7-10 years is appropriate.

3. Accounts receivable

     The Company has provided a reserve for uncollectable accounts receivable in the amount of $65,421 and $65,421 at September 30, 2000 and December 31, 1999.

4. Inventory

     Finished goods inventory valued at $867,654 and $746,203 at September 30, 2000 and December 31, 1999. Both inventories are shown net of an $80,000 reserve for obsolete and excess finished goods. The value of raw material was $396,886 and $578,215, and the value of work in process was $1,280,640 and $1,294,440 at September 30, 2000 and December 31, 1999, respectively. The reserve for obsolete and excess raw materials and work in process amounted to $300,000 for both periods.

5. Property and equipment


     Property and equipment consisted of the following:

                                                       September 30, 2000    December 31, 1999
    Equipment.........................................        $ 2,534,896          $ 2,518,151
    Leasehold improvements............................          5,513,850            5,513,850
    Less reserve for impairment of manufacturing
     operation........................................         (1,900,000)          (1,900,000)
    Less accumulated depreciation and amortization
                                                               (3,725,289)          (3,385,628)
                                                       ---------------------------------------
    Property and equipment, net.......................        $ 2,423,457          $ 2,746,373
                                                       =======================================

6. Intangible assets

     At September 30, 2000 and December 31, 1999 intangible assets are shown net of $721,136 and $525,354 of accumulated amortization.

7. Stockholders' equity

     Information relating to stock options granted, exercised, canceled and currently exercisable is as follows:

                                                      Shares subject to        Weighted average
                                                      -----------------        ----------------
                                                            option              exercise price
                                                            ------              --------------
    Balance - January 1, 1999.......................      1,618,061                  $2.18
     Granted........................................        830,000                  $0.81
     Exercised......................................              -                      -
     Canceled.......................................       (596,167)                 $1.70
                                                      -----------------------------------------
    Balance - September 30, 1999....................      1,851,894                  $1.72
                                                      =========================================

                                                      Shares subject to        Weighted average
                                                      -----------------        ----------------
                                                            option              exercise price
                                                            ------              --------------
    Balance - January 1, 2000.......................      1,861,727                  $1.71
     Granted........................................        184,000                  $1.28
     Exercised......................................        (16,334)                 $0.87
     Canceled.......................................       (122,697)                 $0.93
                                                      ----------------------------------------
    Balance - September 30, 2000....................      1,906,696                  $1.73
                                                      ========================================
    Currently exercisable...........................      1,189,547                  $2.17
                                                      ========================================

     At September 30, 2000 the Company's 1996 Stock Option Plan had 586,500 shares of the Company's common stock available, including the 450,000 shares approved for the plan at the Company's annual shareholders meeting on May 23, 2000.

     After issuing 11,540 shares on October 1, 2000 in payment of the retainers for the third quarter, and including the 200,000 shares approved for the plan at the Company's annual shareholders meeting on May 23, 2000, the Company's 1998 Non-employee Director Stock Plan had 229,107 shares of the Company's common stock available.

     At September 30, 2000 there were 100,000 shares of the Company's common stock reserved for issuance under the common stock warrants issued on May 26, 1999. The warrants oblige the Company to issue 33,334 shares at $0.6875 per share, the market price on the grant date, 33,333 shares at $1.6875 and 33,333 shares at $2.6875. Each of the three warrants has a five year life and vests one-third on the grant date, one-third six months after the grant date, and one-third twelve months after the grant date.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The entire discussion in this report, as well as other management discussion of the Company's goals and expectations, contains Forward-Looking statements that are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. The words "believe", "expect", "intend", "anticipate", variations of such words and similar expressions identify Forward-Looking statements, but their absence does not mean that the statement is not Forward-Looking. These statements are not guaranties of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. Factors that could affect the Company's actual results include, among other things, the availability of adequate funding, relationships with corporate collaborators, the rate of market acceptance of the Company's products, the status of competing products, and the Company's ability to obtain and defend patent and intellectual property rights and to successfully develop and market the Company's existing and future products. See "Important Factors Regarding Forward-Looking Statements." Readers are cautioned not to place undue reliance on these Forward-Looking statements, which speak only as of the date of this report. ProCyte undertakes no obligation to update publicly any Forward-Looking statement to reflect new information, events or circumstances after the date of this report or to reflect the occurrence of unanticipated events. The entire discussion in this report should be read in conjunction with the Company's annual report on Form 10-K.

Corporate Overview

ProCyte develops and markets skin health and hair care products, focusing its direct selling efforts on the specialty skin sector, and marketing its products primarily to dermatologists, plastic surgeons and cosmetic surgeons. Primary emphasis is placed on the products containing its patented copper peptide technology for therapeutic and anti-aging uses. On April 19, 2000 ProCyte announced a long-term license agreement with Neutrogena Corporation, a Johnson & Johnson company, for worldwide use of its patented copper peptide complexes in consumer products for skin health. The agreement provides ProCyte with milestone and royalty payments and specifies minimum payment levels. ProCyte believes that its patented copper peptide technology has application in a wide range of skin care products and markets. The Company has in place licensing and distribution agreements with partners, under which, they will market products in the mass retail and prestige segments of the health and beauty market. There are ongoing discussions regarding the Company's efforts to obtain market presence in spa, salon, home shopping, infomercial and multi-level segments.

The Company markets its skin health products directly to physicians. The product portfolio consists of Neova(R) Therapy copper peptide anti-aging products along with other complimentary skin care products under the same brand name. In addition, the Company markets its Complex Cu3(TM) Intensive Repair Creme, Cleanser and Hydrating Gel products used to treat patients following chemical peels, microdermabrasion and laser treatments, as a complement to its line of TI-SILC(TM)sun protection, and other skin care products. The Complex Cu3(TM) and Neova(TM) Therapy products allow the Company to differentiate its comprehensive line of skin care products on the basis of its proprietary copper peptide technology. These products are distributed using the Company's own sales force.


The Company markets its Tricomin(R) hair care products for the maintenance of thinning hair in both men and women. These products containing triamino copper complex are marketed to physicians using the Company's own sales force and directly to consumers through specialty distributors, and through the Company's web site at www.tricomin.com.

Additionally, ProCyte believes that it is the only company providing a line of specific products that address the importance of wound care in the hair transplant procedure. The Company's GraftCyte(TM) line of wound care products containing copper peptide for use following hair restoration surgery are promoted through its own sales force and specialty distributors.

The Company's other wound care products, including Iamin(R) Hydrating Gel, Iamin(R) Wound Cleanser and OsmoCyte(R) Pillow and OsmoCyte(R) Island Dressings, are marketed in the hospital, nursing home and extended care markets in the United States, through an agreement with a distribution partner. Similar agreements have been concluded, with product registrations in place or in process, for Latin America, Europe, and the Far East. In August Merck KGaA launched the copper peptide wound care gel in Brazil.

Operating Losses

The Company has incurred operating losses since its inception. The costs associated with researching and developing its proprietary technology and selling and marketing its products have not yet been exceeded by the Company's product and other revenues. Over the past three years, the operating losses have been reduced as revenues from product sales and other sources have increased and expenses have decreased or remained flat. At September 30, 2000, the Company's accumulated deficit was approximately $73.7 million. The Company expects to incur additional operating losses until its product lines have been further expanded and have achieved market acceptance.

Revenue

During the nine-month period, ended September 30, 2000, ProCyte generated total operating revenue of $4,813,634 from product sales, contract manufacturing and licenses. Comparable revenues were $3,268,327 for the nine-month period, ended September 30, 1999. The increase in total operating revenue during the nine-month period ended September 30, 2000 as compared to the nine-month period ended September 30, 1999 was $1,545,307 or 47%. Total operating revenue for the quarters ended September 30, 2000 and 1999 were $1,662,906 and $948,915, respectively, an increase of $713,991 or 75%.

Revenue from product sales was $3,650,299 during the nine-month period ended September 30, 2000, up $904,115 or almost 33% from $2,746,184 during the comparable period in 1999. Revenue from product sales was $1,310,753 during the third quarter of 2000, compared to $826,622 during the third quarter of 1999. The increase during both the quarter and the nine-month period was primarily from sales of Neova(R) Therapy and GraftCyte products. During the nine-month period, over twenty new products have been added to the line, including upgrades to some existing products. In addition poorly performing products have been eliminated.

Revenue from contract manufacturing services was $756,545 during the nine-month period ended September 30, 2000, versus $407,730 during the comparable period in 1999. Revenue from contract manufacturing services was $225,826 during the third quarter of 2000, compared to $105,980 during the third quarter of 1999. The increases reflect the timing and volume of projects undertaken for customers. There are several projects of longer-term nature currently underway, or in discussion, which will provide increased stability to this operation.

Revenue from royalties and licenses during the nine-month period ended September 30, 2000 includes milestone payments from Neutrogena and Merck KGaA and royalties from a license agreement with Osmotics Corporation. The comparable amount in 1999 includes initial fees from Neutrogena and royalties from Osmotics.

Interest income was $147,409 during the nine-month period ended September 30, 2000, and $195,722 during the comparable period in 1999. Interest income was $45,014 during the third quarter of 2000, compared with $45,798 during the third quarter of 1999. The decreases in interest income were primarily a result of reduced funds available for investment.

Expenses

The cost of product sales was $1,073,403 (29.4% of product sales) for the nine-month period ended September 30, 2000, and $1,064,512 (38.8% of product sales) during the comparable period in 1999. Cost of product sales was $443,835 during the third quarter of 2000, compared with $321,565 during the third quarter of 1999. Higher margin products, based on proprietary technology, represent a greater percentage of total product sales during the periods ended September 30, 2000 than during those ended September 30, 1999.

Selling, general and administrative expenses were $4,457,920 during the nine-month period ended September 30, 2000, an increase of $561,468 or 14.4% from $3,896,452 during the comparable period in 1999. Selling, general and administrative expenses were $1,522,832 and $1,085,180 during the third quarters of 2000 and 1999, respectively. The increase during the nine-month period reflects the sales support provided for the introduction of new products, and the cost of expanding the sales force. The Company also incurred non-recurring expenses related to the proposed sale of its contract manufacturing facility.

Research and development expenses were $1,014,897 during the nine-month period ended September 30, 2000, down $338,298 or 25.0% from $1,353,195 during the comparable period in 1999. Research and development expense was $265,597 and $410,125 during the third quarters of 2000 and 1999, respectively. The decrease during both the quarter and the nine-month period reflect the continuing conversion of research activities into a more conventional product development programs.

Liquidity and Capital Resources

Historically, the Company has relied on equity financing, product sales, contract manufacturing, interest income and corporate partnerships to fund its operations and capital expenditures. At September 30, 2000, the Company had approximately $3.1 million in cash and cash equivalents, compared to $3.9 million at December 31, 1999. The $800,000 decrease in cash principally represents the cash outflow from operations, net of reductions in deposits and other payments. The Company expects that it's operating cash needs will continue to progressively decrease until revenues exceed operating expenses in future periods.

The Company believes that its existing cash and cash equivalents and interest thereon, will be sufficient to meet its working capital requirements for at least the next twelve months. However, there can be no assurance that the underlying assumed levels of revenue and expense will prove accurate. The Company believes that it's existing and potential product sales and licensing and distribution agreements are promising. However, it does not know whether any of such products will prove to be commercially viable. In any event, substantial additional funds could be needed to commercialize existing products and to continue development of potential products. The Company will depend upon product revenues, interest income, equity financing, and funding from corporate partnerships to meet its future capital needs. There can be no assurance that additional funds will be available as needed or on terms that are acceptable to the Company. If the Company is unable to obtain sufficient funds to satisfy its cash requirements, the Company will be required to delay, reduce or eliminate some or all of its research and development activities and administrative programs, or dispose of additional assets or technology. See "Important Factors Regarding Forward-Looking Statements - Need for Additional Capital".

Important Factors Regarding Forward-Looking Statements

History of Operating Losses; Accumulated Deficit; Fluctuations in Future
Earnings

The Company launched its first product based on its proprietary copper peptide technology in July, 1996. To date, the Company has generated progressively increasing revenues from sales of products based on its proprietary technology, but there can be no assurance that the Company will be able to generate sufficient product sales from those products to achieve a profitable level of operations. As of September 30, 2000 the Company's accumulated deficit was approximately $73.7 million. The Company expects to incur additional operating losses at least through the balance of 2000. In addition to sales of products based on its proprietary copper peptide technology, the Company's revenues have historically included sales of non-proprietary products, license fees and royalties, revenue from contract research and manufacturing and interest income. The Company's ability to achieve a consistent, profitable level of operations is dependent in large part on successfully marketing its products, entering into agreements with corporate partners for distribution and commercialization of the Company's products and out-licensing of the Company's products and technology, of which there can be no assurance. In addition, payments under corporate partnerships and licensing arrangements, if any, may be subject to significant fluctuations in both timing and amounts. The time required to reach sustained profitability is highly uncertain, and there can be no assurance that the Company will be able to achieve profitability on a sustained basis, if at all. Moreover, if profitability is achieved, the level of profitability cannot be predicted and may vary significantly from quarter to quarter.

Need for Additional Capital

The Company's future capital requirements will depend on numerous factors, including: the efforts of the Company, and its collaborative partners, to commercialize its products; continued progress in the Company's research and development programs; the results of research and development activities; relationships with existing and future corporate collaborators, if any; competing technological and market developments; the costs involved in filing, prosecuting and enforcing patent claims; the time and costs of commercialization activities; and other factors. At September 30, 2000, the Company had cash and cash equivalents of $3.1 million. The Company estimates that at its planned rate of spending, its existing cash and cash equivalents and the interest income thereon will be sufficient to meet its capital requirements at least for the next twelve months. There can be no assurance that the underlying assumed levels of revenue and expense will prove accurate. Whether or not these assumptions prove to be accurate, the Company may need to raise additional capital to expand or enhance its sales and marketing activities and to continue product development. The Company may be required to seek additional funding through public or private financing, including equity financing, or through collaborative arrangements. Adequate funds for these purposes, whether obtained through financial markets or from collaborative or other arrangements with corporate partners or other sources, may not be available when needed or may not be available on terms favorable to the Company, if at all. If additional funds are raised by issuing equity securities, dilution to existing shareholders will result. In addition, in the event that additional funds are obtained through arrangements with collaborative partners, such arrangements may require the Company to relinquish rights to certain of its technologies or potential products that it would otherwise seek to develop or commercialize itself. If funding is insufficient at any time in the future, the Company may be required to delay, scale back or eliminate some or all of its marketing and research and development programs, to sell additional assets, or to license third parties to commercialize products or technologies that the Company would otherwise seek to develop itself.

Furthermore, the terms of any such license agreements or asset sales might be less favorable than if the Company were negotiating from a stronger position. Moreover, if funding is insufficient at any time in the future, and the Company's existing funds are depleted, the Company may be required to cease operations.


Uncertainties Related to Product Development

From the Company's inception in 1986 until it launched its first commercial product in 1996, substantially all of its resources were dedicated to the research and development of wound healing, hair growth and other therapeutic pharmaceutical applications of its copper peptide compounds. To date, the Company has generated progressively increasing revenues from sales of products based on its proprietary copper peptide technology. There can be no assurance that the Company's current products or potential products will be successfully commercialized and accepted for use by physicians, healthcare providers and consumers.

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

ProCyte's success depends, in part, upon its ability to protect its products and technology under intellectual property laws in the United States and abroad. As of September 30, 2000 the Company had 21 issued US patents expiring between 2005 and 2017 and numerous issued foreign patents and patent registrations. The patents relate to use of the Company's copper-based technology for a variety of healthcare applications, and to the composition of certain biologically active, synthesized compounds. The Company's strategy has been to apply for patent protection for certain compounds and their discovered uses that are believed to have potential commercial value in countries that offer significant market potential. There can be no assurance that patent applications relating to the technology used by the Company will result in patents being issued. There can be no assurance that any patent issued to the Company will not be subjected to further proceedings limiting the scope of the rights under the patent or that such patent will provide a competitive advantage, or will afford protection against competitors with similar technology, or will not be successfully challenged, invalidated or circumvented by competitors.

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

In order to obtain FDA clearance to market a new device in the United States for use in humans, it is necessary to proceed through several stages of product testing, including research and development, clinical trials, and the filing of a product 510(k) medical device application with the FDA to obtain authorization to market a product. The Company's products and product candidates may be regulated by any of a number of divisions of the FDA. The process of obtaining and maintaining regulatory approvals for the manufacturing or marketing of the Company's existing and potential products is costly and time-consuming and is subject to unanticipated delays. Accordingly delays, rejections or unexpected costs based on changes in the policy or regulations of the FDA or foreign governmental authorities during the period of product development and regulatory review, may occur, and such changes may result in limitations or restrictions on the Company's ability to utilize its technology or develop product candidates. Regulatory requirements ultimately imposed could also adversely affect the ability of the Company to clinically test, manufacture or market products. Even if regulatory approval of a potential product is obtained, such approval may entail limitations on the indicated uses for which such product may be marketed, which may restrict the patient population for which any product may be prescribed. In addition, a marketed product is subject to continual FDA review. Later discovery of previously unknown problems or failure to comply with the applicable regulatory requirements may result in restrictions on marketing a product or withdrawal of the product from the market, as well as possible criminal or civil sanctions.

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


Item 3.  Quantitative and Qualitative Disclosures About Market Risk


ProCyte did not own any derivative financial instruments as of September 30, 2000. The Company is debt-free and is exposed to interest rate risk only to the extent that it has invested idle cash balances. At September 30, 2000 such balances were invested in a United States Treasury money market fund. ProCyte employs established policies and procedures to manage its exposure to changes in the market risk of its investments. The Company believes that the market risk arising from holdings of its financial instruments is not material.

Part II - Other Information


Item 1.  Legal Proceedings


     None.


Item 2.  Changes in Securities and Use of Proceeds


     None.


Item 3.  Defaults Upon Senior Securities


     None.


Item 4.  Submission of Matters to a Vote of Security Holders


     None.


Item 5.  Other Information

On October 6, 2000 the Company announced that the discussions for the sale of its manufacturing facility had terminated. Previously the Company had announced that it was in discussions to sell its manufacturing facility to an investor group that included a member of ProCyte's management, who has since resigned. The Company expected the transaction, based upon the original letter of intent, to close in July 2000. However, the investor group was unable to meet certain requirements necessary to complete the purchase. Under the original term sheet ProCyte would have received a significant cash payment upon closing. The investor group was unable to obtain funding, and asked ProCyte to consider an alternative structure that would have required the Company to assume a sizable ongoing financial risk. The Directors believed it was in the best interests of the shareholders not to conclude a sale under the newly proposed terms.


Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

     27    Financial Data Schedule

(b)  Reports on Form 8-K

     None.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                                             PROCYTE CORPORATION
                                                                 (REGISTRANT)


Date:  November 7, 2000  By:                                   /s/ John F. Clifford
                                              -----------------------------------------------------
                                                        John F. Clifford, Chairman and CEO



Date:  November 7 , 2000  By:                                   /s/ Mark E. Landis
                                              -----------------------------------------------------
                                                            Mark E. Landis, Controller

                                 EXHIBIT INDEX


Exhibit Number                                          Title
--------------                                          -----

    27               Financial Data Schedule