Form 10-K
period 2000-12-31
PROCYTE CORP /WA/
filed 2001-03-16
CIK 856072

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT
                                    OF 1934

For the fiscal year ended December 31, 2000  Commission file number 0-18044

                              PROCYTE CORPORATION
             (exact name of registrant as specified in its charter)

Washington                                                                           91-1307460
(State of incorporation)                                                (I.R.S. Employer Identification No.)

8511 154/th/ Avenue N.E., Building A, Redmond, WA                                    98052-3557
(Address of principal executive offices)                                             (Zip code)

Registrant's telephone number, including area code:                                (425) 869-1239

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


                      Yes    X               No
                         ---------             --------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

As of March 13, 2001 there were issued and outstanding 15,542,769 shares of common stock, par value $.01 per share.

The aggregate market value of common stock held by non-affiliates as of March 13, 2001 was $15.1 million, based upon the average of the closing high and low prices of such stock as reported on the NASD OTC bulletin board.

                      DOCUMENTS INCORPORATED BY REFERENCE

Parts of the following documents are incorporated by reference in Parts II and III of this Form 10-K report: (1) the Proxy Statement for the Registrant's 2001 Annual Meeting of Shareholders scheduled to be held May 23, 2001 and (2) the Registrant's 2000 Annual Report to Shareholders.

                              ProCyte Corporation
                                 2000 Form 10-K
                               Table of Contents



PART I..........................................................................................   3
 Item 1. Business...............................................................................   3
 Item 2. Properties.............................................................................  11
 Item 3. Legal Proceedings......................................................................  12
 Item 4. Submission of Matters to a Vote of Security Holders....................................  12
PART II.........................................................................................  12
 Item 5. Market for Company's Common Stock and Related Shareholder Matters......................  12
 Item 6. Selected Financial Data................................................................  13
 Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations..  13
 Item 7a. Quantitative and Qualitative Disclosures About Market Risk............................  15
 Item 8. Financial Statements and Supplementary Data............................................  16
 Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure...  29
PART III........................................................................................  29
 Item 10. Directors and Executive Officers of the Registrant....................................  29
 Item 11. Executive Compensation................................................................  29
 Item 12. Security Ownership of Certain Beneficial Owners and Management........................  29
 Item 13. Certain Relationships and Related Transactions........................................  29
PART IV.........................................................................................  29
 Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K......................  29

                                     PART I

Item 1.   Business

         The entire discussion in this report, as well as other management discussion of the Company's goals and expectations as reported in the Company's 2000 Annual Report to Shareholders contains Forward-Looking statements that are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. The words "believe", "expect", "intend", "anticipate", variations of such words and similar expressions identify Forward-Looking statements, but their absence does not mean that the statement is not Forward-Looking. These statements are not guaranties of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. Factors that could affect the Company's actual results include, among other things, the availability of adequate funding, the availability of contract manufacturing opportunities, relationships with corporate collaborators, the rate of market acceptance of the Company's products, the availability of third-party reimbursement for the Company's products, the ability to obtain and defend patent and related future product and intellectual property rights and to market the Company's products and the status of competing products. See "Important Factors Regarding Forward-Looking Statements." Readers are cautioned not to place undue reliance on these Forward-Looking statements, which speak only as of the date of this report. ProCyte undertakes no obligation to update publicly any Forward-Looking statement to reflect new information, events or circumstances after the date of this report or to reflect the occurrence of unanticipated events.

General

         ProCyte Corporation ("ProCyte" or the "Company") is a Washington corporation organized in 1986. ProCyte is a healthcare company that develops, manufactures and markets products for skin health, hair care and to a lesser extent wound care. Some of the Company's products incorporate its patented Copper Peptide technology.

         The Company's products are targeted for use in dermatology, plastic and cosmetic surgery markets following procedures, and for therapeutic maintenance of the skin and hair. The Company's focus has recently expanded to include a wide variety of consumer markets for skin care products via strategic partners.

         ProCyte's mission is to market and/or license patented GHK and AHK Copper Peptide(TM) technologies for skin and hair care applications. Its novel Copper Peptide technology is just beginning to expand into the consumer market, and has the potential for significant, rapid growth following in the steps of AHAs (alpha hydroxy acids) and retinol. It is our goal to generate profits from the sale of the products that the Company develops and licenses. To augment the commercialization of its technology, the Company has entered into distribution and license agreements primarily in the consumer markets and, to a lesser extent, the wound care markets. Consistent with this goal, the Company intends to retain and expand its proprietary rights to its products and technologies.

Products and Markets

         In 2000, ProCyte continued to emphasize products that incorporate its GHK and AHK Copper Peptide(TM) formulations, which address skin health, hair care and wound care needs. The Company has identified several broad markets for its products.

Dermatology, Plastic and Cosmetic Surgery and Consumer Skin Care

         ProCyte believes its products are well suited for use in the medical specialties of dermatology, plastic and cosmetic surgery. Most of the products developed by ProCyte incorporate the Company's clinically tested Copper Peptide formulations. Several recent studies have confirmed the advantages of products containing the Copper Peptide formulation versus materials such as trentinoin and Vitamin C, and other popular anti-aging and skin rejuvenation products. Previously, the actions of Copper Peptide containing wound care gels and creams have been documented in the scientific literature, for its ability to stimulate collagen synthesis, new blood vessel growth and tissue repair. This has lead to the development of a variety of products designed to treat the skin following certain cosmetic procedures such as microdermabrasion, laser resurfacing and hair transplantation. There are an increasing number of these cosmetic procedures performed each year as the baby boomer population ages. ProCyte has introduced a series of products tailored to the needs of these markets, including the GraftCyte(TM) System, and the Complex Cu\\3\\(R) System.

         The Company has continued to emphasize its Complex Cu\\3\\(R) Intensive Repair Creme, Cleanser and Hydrating Gel products used to treat patients following chemical peels, microdermabrasion and laser treatments. During 2000, a new Post Laser Lotion was introduced to complement the existing Complex Cu\\3\\(R) products. The Complex Cu\\3\\(R) products provide a comprehensive approach to post-procedure care and allow the Company to differentiate its line of skin care products on the basis of its proprietary Copper Peptide technology.

         During 1999, the Company launched its Neova(R) Therapy line of anti-aging products in response to demand from physician customers. The original Neova(R) Therapy line of three products now numbers five products. In addition, there are complementary products, including oily skin, dry skin and sensitive skin products to treat specific skin conditions. Some of the new products incorporate the technology acquired with the NextDerm acquisition. ProCyte's GraftCyte(TM) System was launched in 1997 to address the special tissue repair needs of patients following hair restoration surgery. In the fourth quarter of 2000, the GraftCyte(TM) Men's Kit was launched to upgrade the image and presentation of the GraftCyte(TM) products. This new kit replaces the Single Patient Pack, and also includes a tube of the Iamin(R) Gel for treatment of the donor site incision. The GraftCyte(TM) System currently consists of four differentiated products: GraftCyte(TM) Moist Dressings for use after surgery; GraftCyte(TM) Concentrated Spray to provide continuous hydration of the scalp after surgery; GraftCyte(TM) Post-Surgical Shampoo and GraftCyte(TM) Post-Surgical Conditioner to provide a gentle cleansing of the scalp.

         The Company believes its technology has tremendous potential in a variety of consumer skin care markets. There is an increasing consumer and physician awareness of the ability to improve skin health and appearance with products designed specifically to meet the needs of the aging. Specific ingredients, such as AHA (alpha hydroxy acid) and retinols have played a major role in expanding the anti-aging and specialty skin care markets. The company believes that its Copper Peptide has the same ability to grow the skin care markets and generate the same presence in the market place. In April 2000, ProCyte entered a long-term worldwide license agreement with Neutrogena Corporation, a Johnson & Johnson Company ("Neutrogena"), for worldwide use of its patented Copper Peptide Complexes in products for skin health. Neutrogena develops, manufactures and markets internationally premium skin and hair care products.

         In 1997, ProCyte entered into an exclusive worldwide supply and marketing agreement with Osmotics Corporation ("Osmotics"), pursuant to which the Company granted Osmotics the right to market Copper Peptide containing products to the prestige department store skin care market. Osmotics sells products to Saks, Nordstroms, Sephora and other leading prestige stores throughout the world.

         ProCyte also expects to continue to license its Copper Peptide technology to other companies for specific market segments in the skin care category. The Company also believes that it can develop products for one or two niche market segments, where they can be marketed, cost efficiently, as a separate line of products by the Company.

Hair Care

         The Company commenced shipping its Tricomin(R) line of Triamino
Copper Complex(TM) containing hair care products to physicians' offices in the third quarter of 1998. Tricomin(R) Shampoos, Conditioners and Follicle Therapy Solution are positioned to participate in the rapidly growing $1.5 billion Worldwide hair care market as a program for the maintenance of thinning hair in men and women. Hair follicles require high concentrations of biological copper and the Tricomin(R) products deliver copper along with amino acids for nourishing and stimulating the hair and scalp for improved health, strength and appearance. One of the strengths of these products is that they provide the physicians a non-drug alternative to the problem of thinning hair for their patients. The Company has initiated a series of consumer advertisements focused specifically on the hair care needs and concerns of an aging baby boomer population.

          During the year the Company initiated sales to several distributors in the Pacific Rim as well as signing a distribution agreement with a home shopping and infomercial company for a 1 year test program to evaluate the effectiveness of selling the Tricomin(R) products via TV and catalog marketing programs.

Chronic Wound Care

          Since inception, the Company has focused on the chronic wound care market. Worldwide, this market is estimated to exceed $5 billion. It is highly fragmented, with many competitors and price constraints and requires a significant investment in supporting a dedicated sales organization of 50-100 representatives. For these reasons, ProCyte collaborates with partners to market its chronic wound care products. The Company has signed distribution agreements with major companies for the United States, Latin America and Europe rather than individual agreements for each country.

          In December 1997, ProCyte entered into an exclusive distribution agreement covering the United States and Canada, with the Bard Medical Division of C.R. Bard, Inc. ("Bard"), for the hospital, nursing home and extended care markets. ProCyte's Iamin(R) Hydrating Gel, Iamin(R) Wound Cleanser, and OsmoCyte(R) Pillow Wound Dressings were added to the Bard sales effort in January 1998. Canada was removed from the territory in 1999. Bard is required to make certain minimum annual purchases, but did not achieve that level in 1999 or 2000. The Company has agreed to continue the Bard agreement through 2001 on a non-exclusive basis, while it evaluates its options in this connection.

          Subsequent to the agreement with Bard, ProCyte has entered into exclusive distribution agreements for the registration and distribution of certain of its wound care products in various foreign countries, including Merck KGaA ("Merck"), for Latin America and South Africa. The initial shipment of product to Brazil was made in the third quarter of 2000. It is expected that additional shipments to other Latin American countries will begin in 2001. Amuchina SpA ("Amuchina") an Italian medical products company signed an agreement in 1999 for France and Italy. The Company has also given Amuchina a right of first negotiation for distribution to the rest of Europe, contingent upon obtaining CE Mark registration. Initial product shipment should begin in late 2001. ProCyte also entered into a distribution agreement with Tanox Pharma International, Inc., a division of Tanox Biosystems, Inc. ("Tanox"), for countries in the Far East, but as a result of unexpected regulatory and distribution issues with its distributor, Tanox did not achieve the minimum level of annual purchases specified in the agreement, and the agreement was terminated in March 2000, with registrations reverting to ProCyte. The Company anticipates that product registration in certain countries may take well over a year to obtain, and there can be no assurance that registration will be obtained or that the products will be commercially successful in all of the various countries. See "Important Factors Regarding Forward-Looking Statements - Government Regulation."

Additional Product Development and/or Acquisitions

          During 1999, the Company acquired NextDerm, Inc. ("NextDerm"), and with it the rights to several products in various stages of development. The Company introduced its first product based on the acquired technology during the third quarter 2000 as part of the Neova(R) oily skin product line. The Company plans to continue its skin health and hair care product development, and has introduced a number of anti-aging products and related products in 2000. The Company reported expenditures of $1,275,294, $1,744,421, and $2,422,076 on research and development in 2000, 1999 and 1998, respectively.

          The Company also plans to continue to evaluate companies, products and technologies that offer synergistic opportunities for the Company to leverage its position in the medical marketplace, for acquisition and/or distribution by the Company.

Contract Manufacturing

          During 2000, the Company continued to utilize the excess capacity in its manufacturing facility to provide processing and other services to pharmaceutical and biotechnology clientele. In March of 2000, ProCyte agreed to sell the assets and liabilities related to its manufacturing operation to an investor group. Subsequently, the investor group was unable to meet certain requirements necessary to complete the purchase. Under the original term sheet ProCyte would have received a significant cash payment upon closing. The investor group was unable to obtain funding and asked ProCyte to consider an alternative structure that would have required the Company to assume a sizable ongoing financial risk. The Directors believed it was in the best interest of the shareholders not to conclude a sale under the newly proposed terms. The manufacturing operation generated contract revenues of $1,085,750, $762,320 and $436,167 in 2000, 1999 and 1998, respectively. Expenses related to the manufacturing operation, although not specifically segregated, are estimated to be $1,500,000 in 2000, $1,800,000 in 1999 and $2,050,000 in 1998.

Business Relationships

Neutrogena Corporation

          In April 2000, ProCyte signed License and Supply Agreements with Neutrogena, giving them worldwide rights to the Copper Peptide technology for skin care in the mass retail markets. The Company received and will receive certain milestone payments and fees in addition to royalty payments based on sales by Neutrogena. Neutrogena expects to launch its products by mid-year 2001.

Osmotics Corporation

          In 1997, ProCyte entered into a supply and marketing agreement with Osmotics Corporation (the "Osmotics Agreement"), pursuant to which the Company granted to Osmotics a limited, worldwide, non-transferable right to purchase and use one of ProCyte's Copper Peptide compounds for making and selling skin care products for the prestige skin care market. The Osmotics Agreement sets forth certain milestones, minimum payments and royalties payable by Osmotics to ProCyte. The first product marketed under this agreement was launched in 1998 as Blue Copper(TM), an anti-aging formulation sold at cosmetic counters in stores such as Saks and Neimann Marcus. Additional Copper Peptide products are marketed under the Spa Sonte brand, targeted at prestige spas.

Bard Medical

          In 1997, ProCyte entered into an exclusive distribution agreement with Bard (the "Bard Agreement"), giving Bard the exclusive rights to distribute wound care products manufactured by ProCyte in the United States. The Bard Agreement specified the products to be distributed by Bard in the hospital, nursing home and home healthcare markets and set minimum purchases required of Bard during the initial three-year term. Bard's purchases of ProCyte products during 1998 exceeded the minimum required, but such purchases during 1999 and 2000 did not. The Company has agreed to continue the Bard Agreement in 2001 on a non-exclusive basis while it evaluates alternatives.

Tanox Pharma

          During 1998, ProCyte entered into a distribution agreement with Tanox for sales of Iamin(R) Hydrating Gel and OsmoCyte(R) Pillow Wound Dressings in China and Taiwan. Tanox received approval of its application to register Iamin(R) Hydrating Gel in China, and the initial orders were shipped in December 1998. After the initial shipment Tanox experienced unexpected regulatory and distribution issues with its distributor and did not achieve the minimum sales levels specified in the agreement. In March 2000, Tanox and ProCyte terminated the agreement, with the registrations reverting to ProCyte. The Company is currently evaluating its distribution options for the Far East.

Merck KGaA

     In 1999, ProCyte entered into an exclusive distribution agreement with Merck (the "Merck Agreement"). Merck is a $5 billion German pharmaceutical company. The Merck Agreement provides for the registration, promotion and distribution of ProCyte's wound care products to the chronic wound care markets in Latin America and South Africa. The Merck Agreement has a ten-year term and establishes milestones and minimum purchase quantities that are contingent upon product registration in certain countries. Iamin(R) Hydrating Gel has been registered in Brazil, Mexico and Peru, which triggered a milestone payment in 2000. The first shipment of Iamin Gel to Brazil was made in August 2000. We expect that shipments to Mexico and Peru will begin during the first half of 2001.

Amuchina SpA

     In 1999, ProCyte entered into an exclusive distributor agreement with Amuchina (the "Amuchina Agreement"), providing for distribution of Iamin(R) Hydrating Gel and OsmoCyte(R) Pillow Wound Dressings in Italy and France. ProCyte also gave Amuchina a right of first negotiation for other countries within the European Economic Community contingent upon obtaining CE Mark registration. The Amuchina Agreement provides for minimum purchases once the registration is complete. The local regulatory authority has notified Amuchina that they have been granted approval to market the products in Italy in 2001, and we expect to begin product shipments late in the year.

Other business relationships

     During 1999, the Company signed a distribution agreement with Sigmacon Medical Products of Toronto, Canada, covering the distribution of the Company's skin and hair care products in the Canadian dermatology and cosmetic surgery markets.

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

Employees

     At December 31, 2000, the Company had 44 full-time employees, of whom two hold Ph.D. degrees. At year-end, two employees was engaged in product development, ten in manufacturing, distribution and quality control, twenty-six in sales and marketing, and six in accounting, finance and administration. The Company does not expects to increase its staff in 2001, except to hire a general manager in its contract manufacturing operations. The Company believes that it has good relations with its employees.

Important Factors Regarding Forward-Looking Statements

History of Operating Losses; Accumulated Deficit; Fluctuations in Future
Earnings


     The Company has been launching products based on its proprietary Copper Peptide technology since 1996. It will continue to launch new Copper Peptide based products in 2001. To date the Company has generated progressively increasing revenues from sales of products based on its proprietary technology, but there can be no assurance that the Company will be able to generate sufficient product sales from those products to achieve a profitable level of operations. As of December 31, 2000, the Company's accumulated deficit was approximately $74.2 million. The Company expects to incur additional operating losses through 2001. In addition to sales of products based on its proprietary Copper Peptide technology, the Company's revenues have historically included sales of non-proprietary products, license fees and royalties, revenue from contract manufacturing and interest income. There can be no assurance that the Company can achieve a consistent and profitable level of operations, which is dependent upon successfully manufacturing and marketing its products, entering into agreements with corporate partners for commercialization of the Company's products, and licensing the Company's products and technology. In addition, payments under corporate partnerships and licensing arrangements, if any, may be subject to fluctuations in both timing and amounts. The time required to reach sustained profitability is uncertain, and there can be no assurance that the Company will be able to achieve profitability on a sustained basis. Moreover, if profitability is achieved, the level of profitability cannot be predicted and may vary significantly from quarter to quarter.

Need for Additional Capital


     The Company expects negative cash flow from operations to continue at least through the second quarter of 2001. The Company may require additional funds to expand or enhance its sales and marketing activities and to continue product development. The Company's future capital requirements will depend on numerous factors, including: its efforts, and the efforts of its collaborative partners, to commercialize its products; the continued progress in the Company's research and development programs; the relationships with existing and future corporate collaborators, if any; the competing technological and market developments; the costs involved in filing, prosecuting and enforcing patent claims; the time and costs of commercialization activities; and other factors. As of December 31, 2000, the Company had cash, and cash equivalents of $2.8 million. The Company estimates that, at its planned rate of spending, its existing cash and cash equivalents and the interest income thereon will be sufficient to meet its capital requirements for at least the next twelve months. There can be no assurance that the underlying assumed levels of revenue and expense will prove accurate. Whether or not these assumptions prove to be accurate, the Company may need to raise additional capital. The Company may be required to seek additional funding through public or private financing, including equity financing, or through collaborative arrangements. Adequate funds for these purposes, whether obtained through financial markets or from collaborative or other arrangements with corporate partners or other sources, may not be available when needed or may not be available on terms favorable to the Company. If issuing equity securities raises additional funds, dilution to existing shareholders will result. In addition, in the event that additional funds are obtained through arrangements with collaborative partners, such arrangements may require the Company to relinquish its rights to certain technologies or potential products that it would otherwise seek to develop or commercialize on its own. If funding is insufficient at any time in the future, the Company may be required to: delay, scale back or eliminate some or all of its marketing and research and development programs; sell assets; or license to third parties the rights to commercialize products or technologies that the Company would otherwise seek to develop on its own. Furthermore, the terms of any such license agreements or asset sales might be less favorable than if the Company were negotiating from a stronger position. Moreover, if funding is insufficient at any time in the future and the Company's existing funds are depleted, the Company may be required to cease operations.

Uncertainties Related to Product Development

     From the Company's inception in 1986 until it launched its first commercial product in 1996, substantially all of its resources were dedicated to the research and development of wound healing, hair growth and other therapeutic pharmaceutical applications of its Copper Peptide compounds. To date, the Company has generated progressively increasing revenue from the sales of products based on its proprietary Copper Peptide technology. There can be no assurance that the Company's current products or potential products will continue to be successfully commercialized and accepted for use by physicians, healthcare providers and consumers.

Dependence on and Management of Existing and Future Corporate Alliances

     The successful commercialization of the Company's existing and future products in the consumer markets and wound care markets will depend upon ProCyte's ability to enter into and effectively manage corporate partnerships. There can be no assurance that any of the Company's collaborators will perform their obligations under their agreements with the Company or that the Company's products or the products of others that incorporate the Company's products or technology will be successfully commercialized. Any of these factors could have a material adverse effect on the Company's business, financial condition and results of operations.

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

Uncertainty of Patent Position and Proprietary Rights

     The patent positions of biotechnology, medical device and healthcare products companies are often uncertain and involve complex legal and factual questions, and the breadth of claims allowed in such patents cannot be predicted. In addition, there is a substantial backlog of patents at the US Patent and Trademark Office that may delay the review and the potential issuance of patents. The Company's success will depend significantly on its ability to obtain patents and licenses to patent rights, to maintain trade secrets, and to operate without infringing on the proprietary rights of others, both in the United States and in other countries. The failure of the Company or its licensors to obtain and maintain patent protection for the Company's technology could have a material adverse effect on the Company.

     ProCyte's success depends, in part, upon its ability to protect its products and technology under intellectual property laws in the United States and abroad. As of February 29, 2001, the Company had 21 issued US patents expiring between 2005 and 2017 and numerous issued foreign patents and patent registrations. The patents relate to use of the Company's copper-based technology for a variety of healthcare applications, and to the composition of certain biologically active, synthesized compounds. The Company's strategy has been to apply for patent protection for certain compounds and their discovered uses that are believed to have potential commercial value in countries that offer significant market potential. There can be no assurance that patent applications relating to the technology used by the Company will result in patents being issued. There can be no assurance that any patent issued to the Company will not be subjected to further proceedings limiting the scope of the rights under the patent or that such patent will provide a competitive advantage, will afford protection against competitors with similar technology, or will not be successfully challenged, invalidated or circumvented by competitors.

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

     The Company also relies upon non-patented proprietary technology. There can be no assurance that the Company can meaningfully protect its rights to such non-patented technology, that any obligation to maintain the confidentiality of such proprietary technology will not be breached by employees, consultants, collaborators or others or that others will not independently develop or acquire substantially equivalent technology. To the extent that corporate partners or consultants apply Company technological information independently developed by them or by others to Company projects or apply Company technology or know-how to other projects, disputes may arise as to the ownership of proprietary rights to such information. Any failure to protect non-patented proprietary technology or any breach of obligations designed to protect such technology or development of equivalent technology may have a material adverse effect on the Company's business, financial condition and results of operations.

Uncertainty of Government Regulatory Requirements

     The manufacturing and marketing of ProCyte's products are subject to extensive regulation in the United States by the federal government, principally by the FDA, and in other countries by similar health and regulatory authorities. The Federal Food, Drug and Cosmetic Act, and the regulations promulgated thereunder, and other federal and state statutes govern, among other things, the testing, manufacture, safety, labeling, storage, record-keeping, advertising and promotion of cosmetic products and medical devices. Product development and approval or clearance within the regulatory framework requires a number of years and involves the expenditure of substantial resources.

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

     In the United States, products that do not seek to make effectiveness claims based on human clinical evaluation may be subject to review and regulation under the FDA's cosmetic or 510(k) medical device guidelines. Similar guidelines exist for such products in other countries. Such products, which include wound care dressings and certain ointments and gels, must show safety and substantial equivalency with predicate products already cleared by the FDA to be marketed. There can be no assurance that such product applications submitted to the FDA or similar agencies in other countries will receive clearance to be marketed, or that the labeling claims sought will be approved, or that, if cleared, such products will be commercially successful.

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

Intense Competition

     Competition in the wound care, skin health and hair care markets is intense. The Company's competitors include well-established pharmaceutical, cosmetic and healthcare companies such as Bristol Myers Squibb's ConvaTec, Johnson and Johnson, OMP, Biomedic, Allergan and Nioxin. These competitors have substantially more financial and other resources, larger research and development staffs, and more experience and capabilities in researching, developing and testing products in clinical trials, in obtaining FDA and other regulatory approvals and in manufacturing, marketing and distribution than the Company. In addition, a number of smaller companies are developing or marketing competitive products. The Company's competitors may succeed in developing and commercializing products or obtaining patent protection or other regulatory approvals for products more rapidly than the Company. In addition, competitive products may be manufactured and marketed more successfully than the Company's potential products. Such developments could render the Company's existing or potential products less competitive or obsolete and could have a material adverse effect on the Company's business, financial condition and results of operations.

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

Potential Volatility of Stock Price; Bulletin Board Listing

     The market prices for securities of healthcare, medical dressings, pharmaceutical and biotechnology companies are subject to volatility, and the market has from time to time experienced significant fluctuations that are unrelated to the operations of the Company. ProCyte's market price has fluctuated over a wide range since the Company's initial public offering in 1989, and since March 25, 1999, the Company's common stock has traded on the NASD OTC bulletin board. Because real-time price information may not be easily available for bulletin board securities, an investor is likely to find it more difficult to dispose of, or to obtain accurate quotations on the market value of, the Company's securities than if they were listed on a national exchange. In addition, purchases and sales of the Company's securities may become subject to Rule 15g-9 of the Exchange Act, which imposes various sales practice requirements on broker-dealers, or to the "penny stock" rules, either of which would likely reduce the level of trading activity in the secondary market for the Company's securities and make selling the securities more difficult for an investor.

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

Item 2.  Properties

     As of December 31, 2000, the Company leased approximately 33,000 square feet of production, laboratory and office space at its facility in Redmond, Washington under a ten-year lease, which expires on June 30, 2007.

Item 3.  Legal Proceedings

        The Company is not a party to any litigation that would have a material adverse effect on the Company or its business.

Item 4.  Submission of Matters to a Vote of Security Holders

        No matters were submitted to the shareholders for vote during the fourth quarter of 2000.

                                    PART II

Item 5.  Market for the Company's Common Stock and Related Shareholder Matters

        Until March 24, 1999, the Company's common stock was traded on the NASDAQ National Market; subsequent to that date it has traded on the NASD over the counter bulletin board under the symbol "PRCY." The following table sets forth the high and low bid prices for the Company's common stock for the periods indicated. Such prices reflect inter-dealer prices, without retail mark-up, markdown or commission, and may not necessarily represent actual transactions.


                                 High                   Low
                           --------------------------------------

     1999
     First quarter              15/16                   15/32
     Second quarter             25/32                    7/16
     Third quarter              13/16                    9/16
     Fourth quarter              7/8                    15/32
     2000
     First quarter            2 13/16                   23/32
     Second quarter            2 3/8                    30/32
     Third quarter            1 17/32                    7/8
     Fourth quarter            1 5/25                   18/32
     2001
     Through March 13,        1 17/32                   41/64


        At the close of business on March 13, 2001, there were 418 holders of record of the Company's common stock. This does not include the number of persons, whose stock is in nominee or "street name" accounts through brokers. ProCyte has not paid any cash dividends on its common stock and does not intend to pay cash dividends in the foreseeable future.

Item 6.  Selected Financial Data

                                  2000                1999                1998                1997                1996
Revenue.....................     $ 6,615,383         $ 4,694,966         $ 2,720,444         $   949,148         $ 1,653,013
Cost and expenses...........       8,980,386          10,259,357           7,726,233           8,305,420          12,633,076
Interest and other income...         222,251             248,929             538,842             907,628           1,622,944
Net loss....................      (2,142,752)         (5,315,462)         (4,466,947)         (6,448,644)         (9,357,119)
Net loss per common
share, basic and diluted....          $(0.14)             $(0.35)             $(0.32)             $(0.48)             $(0.71)
Weighted average number
of common shares used in
computing net loss per
common share................      15,481,007          14,999,496          14,117,485          13,326,929          13,210,036

Cash, cash equivalents
and short term
investments.................     $ 2,773,474         $ 3,883,187         $ 6,938,981         $12,866,617         $20,846,836
Total assets................      12,185,426          13,446,628          18,302,378          21,310,959          27,963,658
Total liabilities...........       1,324,405             558,091             622,828             694,462           1,124,881
Stockholders' equity........     $10,861,021         $12,888,537         $17,679,550         $20,616,497         $26,838,777


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Corporate Overview

        During 2000, ProCyte continued to develop and market its skin health and hair care products, introduced new packaging for its GraftCyte(TM) System, introduced a line of new anti-aging products and continued to work with its licensees to promote sales of its wound care products. As the Company's product line has expanded, it has continued to focus its direct efforts on specialty skin health and wound care sectors, marketing its products primarily to dermatologists, plastic surgeons and cosmetic surgeons.

        The Company has continued its approach to marketing the GraftCyte(TM) line of Copper Peptide containing wound care products for use following hair restoration surgery. ProCyte is the only company to provide a comprehensive line of products that address the importance of wound repair in the hair transplant procedure. The Company's GraftCyte(TM) products are promoted through its own sales force and specialty distributors.

        The Company has also continued to emphasize its Complex Cu3(R) Intensive Repair Creme Lotion, Cleanser and Hydrating Gel products used to treat patients following chemical peels, microdermabrasion and laser treatments. The Complex Cu3(R) allows the Company to differentiate its line of skin care products on the basis of its proprietary Copper Peptide technology. During the second quarter of 1999, the Company acquired NextDerm, Inc., and with it the rights to several skin care products in various stages of development. Also at the end of the second quarter of 1999, the Company launched its Neova(R) Therapy line of anti-aging products in response to demand from physician customers. These products are distributed using the Company's own sales force, contract sales representatives and specialty distributors.

        ProCyte's Bard Agreement gives Bard the right to distribute the Company's wound care products, including Iamin(R) Hydrating Gel, Iamin(R) Wound Cleanser and OsmoCyte(R) Pillow Dressings, in the hospital, nursing home and extended care markets in the United States. ProCyte had a distribution agreement with Tanox for Iamin(R) Hydrating Gel and OsmoCyte(R) Pillow Wound Dressings in China and Taiwan, which was terminated in March 2000 with product registrations reverting to ProCyte because the minimum annual purchase requirements were not met. Additionally, ProCyte has a distribution agreement with Merck for Iamin(R) Hydrating Gel in Latin America and South Africa and with Amuchina for Iamin(R) Hydrating Gel and OsmoCyte(R) Pillow Wound Dressings in France and Italy. The Company has also given Amuchina a right of first negotiation on distribution rights for other European countries, contingent upon obtaining CE Mark registration. Sale of Iamin(R) Hydrating Gel has been approved in China, Brazil, Mexico and Peru, and the process of obtaining approval in various other Latin American nations and in Europe is nearing completion.

     The Company markets its Tricomin(R) line of Triamino Copper Complex(TM) containing hair care products primarily to physicians. Tricomin(R) shampoos, conditioners, and follicle therapy solution are positioned to participate in the rapidly growing $1.5 billion worldwide hair care market as a program for the maintenance of thinning hair for both men and women. Hair follicles require high concentrations of biological copper, and the Tricomin(R) products deliver copper along with amino acids for nourishing and stimulating the hair and scalp for improved health, strength, and appearance. The Company has initiated a series of consumer advertisements focused specifically on the hair care needs and concerns of the aging babyboomer population and has begun selling the Tricomin(R) products directly to consumers through its web site at www.tricomin.com.

Operating Losses

     The Company has incurred operating losses since its inception due to the marketing expense of product launches and the costs of supporting research, development and clinical studies of its proprietary technology at a time when sales of the Company's products and other revenues do not yet exceed operating expenses. As of December 31, 2000, the Company's accumulated deficit was approximately $74.2 million. The Company expects to incur additional operating losses until its product lines have been further expanded and have achieved market acceptance.

Revenue

    During the year ended December 31, 2000, ProCyte generated total operating revenue of $6,615,383 from product sales, contract manufacturing, licensing and royalties. Comparable revenues were $4,694,966 for the year ended December 31, 1999 and $2,720,444 for the year ended December 31, 1998.

    Revenue from product sales was $5,055,030 during the year ended December 31, 2000, up $1,397,384 or 38% from $3,657,646, during the comparable period in 1999. Product sales in 1998 were $2,177,784. The increase in 2000 was mostly from the introductions of new Neova(R) and GraftCyte(TM) products. The increase in 1999 was primarily a result of the expanded product line obtained through the acquisition of HumaTech Corporation on April 27, 1998.

    Revenue from contract manufacturing services was $1,085,750 during the year ended December 31, 2000, an increase of $323,430 or 42% from $762,320 during the comparable period in 1999. Revenue from contract manufacturing in 1998 was $436,167. The increases during 2000 and 1999 reflect several additional projects undertaken with new customers and the continuation of a longer-term agreement initiated in 1999.

    Revenue from royalties and licenses in 2000 and 1999 includes fees from the product study and option agreements, milestone payments with Neutrogena and royalties from the license agreement with Osmotics. Royalties in 1998 were primarily from Osmotics.

     Interest income was $222,251 during the year ended December 31, 2000, down $26,678 or 10.7% from $248,929 during the comparable period in 1999. Interest income was $538,842 in 1998. The decrease in interest income for both periods was primarily a result of reduced funds available for investment.

Expenses

     The cost of product sales was $1,499,086 (29.7% of product sales) for the year ended December 31, 2000, as compared to $1,376,156 (37.6% of product sales) during the similar period in 1999. In 1998, the cost of product sales was $963,733 (44.3% of product sales). The decrease in percentages for the cost of products sold in 2000 versus 1999, and 1999 versus 1998, reflects the growth in the number of units sold at higher margins.

        Selling, general and administrative expenses were $6,206,006 during the year ended December 31, 2000, an increase of $967,226 or 18.5% from $5,238,780 during the comparable period in 1999. Selling, general and administrative expenses in 1998 were $4,340,424. The increase in costs during 2000 and 1999 reflects the increase in expanding the sales and marketing support for new products and markets.

        Research and development expenses were $1,275,294 during the year ended December 31, 2000, down $469,127 or 27% from $1,744,421 during the comparable period in 1999. Research and development expenses in 1998 were $2,422,076. The decrease in both periods resulted from the completion of research projects and studies and a scaling back of research activities.

        Expenses in 1999 also reflected the decision made by the Company to recognize a $1.9 million impairment of the asset values related to its contract manufacturing operations and the facility used for such purposes.

Liquidity and Capital Resources

        The Company has relied primarily on equity financing, product sales, contract manufacturing, interest income and corporate partnerships to fund its operations and capital expenditures. At December 31, 2000, the Company had approximately $2.8 million in cash and cash equivalents, compared to $3.9 million at December 31, 1999. The change in cash and cash equivalents reflects a $600,000 deposit from one of its customers for the purchase of GHK copper, and $1.8 million cash outflow from other operating activities.

        The Company believes that its existing cash and cash equivalents and interest thereon, will be sufficient to meet its working capital requirements for at least the next twelve months. However, there can be no assurance that the underlying assumed levels of revenue and expense will prove accurate. The Company will depend upon product revenues, contract manufacturing, asset redeployment, interest income, equity financing, and funding from corporate partnerships to meet its future capital needs. See "Important Factors Regarding Forward-Looking Statements - Need for Additional Capital".


Item 7a.  Quantitative and Qualitative Disclosures about Market Risk

        ProCyte did not own any derivative financial instruments as of December 31, 2000. The Company is debt-free and is exposed to interest rate risk only to the extent that it has invested idle cash balances. At December 31, 2000, such balances were invested in a United States Treasury money market fund. ProCyte employs established policies and procedures to manage its exposure to changes in the market risk of its investments. The Company believes that the market risk arising from holdings of its financial instruments is not material.

Item 8.  Financial Statements and Supplementary Data

Index to Financial Statements and Schedules                                                              Page
Balance Sheets as of December 31, 2000 and 1999                                                            17
Statements of Operations for the years ended December 31, 2000, 1999, and 1998                             18
Statements of Cash Flows for the years ended December 31, 2000, 1999, and 1998                             19
Statements of Stockholders' Equity for the years ended December 31, 2000, 1999, and 1998                   20
Notes to Financial Statements                                                                              21
Report of Independent Accountants                                                                          28


Note: All schedules have been omitted because of the absence of conditions under which they are required or because the required information is included in the Financial Statements or notes thereto.

                              ProCyte Corporation
                                Balance Sheets



Assets                                                                   December 31,2000           December 31,1999
                                                                   ----------------------------------------------------
Current Assets
 Cash and cash equivalents.........................................       $  2,773,474              $  3,883,187
 Accounts receivable, net of reserve...............................          1,263,810                   757,343
 Finished goods inventory, net of reserve..........................            942,739                   666,203
 Raw materials and work in process, net of reserve.................          1,299,288                         -
 Other.............................................................            171,510                   147,553
                                                                   ----------------------------------------------------
 Total current assets..............................................          6,450,821                 5,454,286

Raw materials and work in process, net of reserve                                    -                 1,572,655

Property and Equipment
 Equipment.........................................................          2,122,000                 2,103,194
 Leasehold improvements............................................          4,028,807                 4,028,807
 Less accumulated depreciation and amortization....................         (3,808,816)               (3,385,628)
                                                                   ----------------------------------------------------
 Property and equipment, net.......................................          2,341,991                 2,746,373

Intangible Assets
 Patents...........................................................            290,930                   290,930
 Goodwill..........................................................          3,675,512                 3,675,512
 Less accumulated amortization.....................................           (786,396)                 (525,354)
                                                                   ----------------------------------------------------
 Intangible assets, net............................................          3,180,046                 3,441,088

Note Due From Employee.............................................            113,169                   108,435
Security Deposits..................................................             99,399                   123,791
                                                                   ----------------------------------------------------
Total Assets.......................................................       $ 12,185,426              $ 13,446,628
                                                                   ====================================================

Liabilities and stockholders' equity
Current Liabilities
 Accounts payable and other accrued liabilities....................       $    579,227              $    416,056
 Customer deposit..................................................            600,000                         -
                                                                   ----------------------------------------------------
 Total current liabilities.........................................          1,179,227                   416,056

Deferred Lease Payments............................................            145,178                   142,035

Stockholders' Equity
 Preferred stock $.01 par value: 2,000,000 shares authorized; no
  shares issued or outstanding.....................................                  -                         -

 Common stock $.01 par value: 30,000,000 shares authorized;
  15,514,700 and 15,418,722 shares issued and outstanding at
  December 31, 2000 and 1999, respectively.........................            155,147                   154,187
 Additional paid-in capital........................................         84,950,018                84,835,742
 Accumulated deficit...............................................        (74,244,144)              (72,101,392)
                                                                   ----------------------------------------------------
 Total stockholders' equity........................................         10,861,021                12,888,537
                                                                   ----------------------------------------------------
Total Liabilities and Stockholders' Equity.........................       $ 12,185,426              $ 13,446,628
                                                                   ====================================================

See notes to financial statements

                                          ProCyte Corporation
                                       Statements of Operations


                                                                 Twelve Months Ended December 31,
                                                                 2000           1999           1998
                                                          ------------------------------------------------
Revenues
 Product sales............................................  $  5,055,030   $  3,657,646   $  2,177,784
 Contract manufacturing...................................     1,085,750        762,320        436,167
 Licenses and royalties...................................       474,603        275,000        106,493
                                                          ------------------------------------------------
 Total revenue............................................     6,615,383      4,694,966      2,720,444


 Cost of product sales....................................     1,499,086      1,376,156        963,733
                                                          ------------------------------------------------


Operating Expenses
 Selling, general & administrative........................     6,206,006      5,238,780      4,340,424
 Research & development...................................     1,275,294      1,744,421      2,422,076
 Provision for impairment of assets.......................             -      1,900,000              -
                                                          ------------------------------------------------
 Total expenses...........................................     7,481,300      8,883,201      6,762,500

                                                          ------------------------------------------------
Loss from operations......................................    (2,365,003)    (5,564,391)    (5,005,789)

Interest and other income.................................       222,251        248,929        538,842
                                                          ------------------------------------------------

Net loss..................................................   ($2,142,752)   ($5,315,462)   ($4,466,947)
                                                          ================================================

Net loss per common share, basic and diluted..............        ($0.14)        ($0.35)        ($0.32)

Weighted average and diluted weighted average number of
common shares used in computing net loss per                  15,481,007     14,999,496     14,117,485
common share...........................................

See notes to financial statements

                              ProCyte Corporation
                           Statements of Cash Flows

                                                                           Twelve Months Ended December 31,
Operating Activities                                                     2000           1999           1998
                                                                   ----------------------------------------------
Net Loss...........................................................   ($2,142,752)   ($5,315,462)   ($4,466,947)
Adjustments to reconcile net loss to net cash used in operating activities:
 Provision for impairment of assets................................             -      1,900,000              -
 Depreciation and amortization.....................................       684,230        822,773        786,970
 Non-cash expense related to stock-based compensation..............       100,998        274,449         30,000
 Loss (gain) on sale of securities.................................             -          6,980           (683)
 Loss on sale of property & equipment..............................             -         13,510              -
 Cash provided (used) by:
   Increase in finished goods inventories..........................      (276,536)      (176,870)       (73,536)
   (Increase) decrease in raw materials and work in process........       273,367        (79,098)       147,971
   Increase in accounts receivables................................      (506,467)       (65,147)      (368,949)
   (Increase) decrease in other current assets.....................       (23,957)       (61,919)        99,253
   Increase (decrease) in accounts payable and other liabilities...       163,173        (81,555)      (176,796)
   Increase (decrease) in customer deposits........................       600,000              -              -
   Increase in note due from employee..............................        (4,734)        (4,931)      (103,504)
   Increase in deferred lease payments.............................         3,143         16,818        105,162
                                                                   ----------------------------------------------
 Net cash used in operating activities.............................    (1,129,535)    (2,750,452)    (4,021,059)
                                                                   ----------------------------------------------
Financing Activities
 Proceeds from issuance of stock...................................        14,234              -              -
                                                                   ----------------------------------------------
 Net cash provided by financing activities.........................        14,234              -              -
                                                                   ----------------------------------------------
Investing Activities
 Purchase of property and equipment................................       (18,804)       (66,278)      (190,554)
 Proceeds from sale of property and equipment......................             -            602              -
 Purchase of securities............................................             -              -     (5,234,935)
 Proceeds from sale or maturity of securities......................             -      4,928,105     10,163,626
 Purchase of NextDerm, Inc. (1999) and purchase of assets of
 HumaTech Corporation (1998).......................................             -       (285,000)    (1,925,000)

 Decrease (increase) in security deposits..........................        24,392         52,314        208,294
                                                                   ----------------------------------------------
 Net cash provided by investing activities.........................         5,588      4,629,743      3,021,431
                                                                   ----------------------------------------------
Net Increase (Decrease) in Cash And Cash Equivalents...............    (1,109,713)     1,879,291       (999,628)
Cash And Cash Equivalents:
 At Beginning Of Period............................................     3,883,187      2,003,896      3,003,524
                                                                   ----------------------------------------------
 At End Of Period..................................................  $  2,773,474   $  3,883,187   $  2,003,896
                                                                   ==============================================

See notes to financial statements

                              ProCyte Corporation
                      Statements of Stockholders' Equity


                                                  Common Stock        Additional      Accumulated
                                                  ------------
                                               Shares    Par Value  Paid-in Capital     Deficit        Total
                                           ----------------------------------------------------------------------
Balance, January 1, 1998                     13,364,958   $133,650      $82,801,830  ($62,318,983)  $20,616,497
                                           ----------------------------------------------------------------------
Shares issued at $1.38 per share to
 acquire HumaTech Corporation..............   1,088,435     10,884        1,489,116             -     1,500,000

Shares issued under the 1998 Non-
 Employee Director stock plan..............      36,410        364           29,636             -        30,000

Net loss...................................           -          -                -    (4,466,947)   (4,466,947)
                                           ----------------------------------------------------------------------
Balance, December 31, 1998                   14,489,803   $144,898      $84,320,582  ($66,785,930)  $17,679,550
                                           ----------------------------------------------------------------------
Shares issued at $0.55 per share to
 settle contingent obligation to sellers
 of HumaTech Corporation...................     236,748      2,367          127,965             -       130,332

Shares issued at $0.42 per share to
 acquire NextDerm, Inc.....................     600,000      6,000          244,000             -       250,000

Issuance of warrants and options to
 non-employees in exchange for                        -          -           90,117             -        90,117
 services..................................

Shares issued under the 1998 Non-
 Employee Director stock plan..............      92,171        922           53,078             -        54,000

Net Loss...................................           -          -                -    (5,315,462)   (5,315,462)
                                           ----------------------------------------------------------------------
Balance, December 31, 1999                   15,418,722   $154,187      $84,835,742  ($72,101,392)  $12,888,537
                                           ======================================================================
Shares issued at $1.50 per share to
 settle contingent obligation to sellers
 of HumaTech Corporation...................      37,333        373           55,627             -        56,000

Shares issued under the 1989 and
 1996 Stock Option Plans...................      16,334        165           14,069             -        14,234

Shares issued under the 1998 Non-
 Employee Director stock plan..............      42,311        422           44,580             -        45,002

Net Loss...................................           -          -                -    (2,142,752)   (2,142,752)
                                           ----------------------------------------------------------------------
Balance, December 31, 2000                   15,514,700   $155,147      $84,950,018  ($74,244,144)  $10,861,021
                                           ======================================================================

See notes to financial statements

                              ProCyte Corporation
                         Notes to Financial Statements

Note 1.  Description of Business and Summary of Significant Accounting Policies

Nature of Operations

         ProCyte Corporation ("ProCyte" or "the Company") is a health care company that develops, manufactures and markets products for wound care, skin health and hair care, many of which incorporate the Company's proprietary Copper Peptide compounds.

Summary of Significant Accounting Policies

Revenue recognition

         Product revenues are recognized when products are shipped, contract manufacturing revenues are recognized when services are performed, license fees are recognized on a straight-line basis over the term of the licensing agreement and royalties are recognized when earned. Customer payments for products that are received prior to shipment are recorded as customer deposits.

Research and development

         Research and development costs are expensed as incurred. The Company enters into contracts with outside laboratories for certain studies and recognizes the expenses associated with these contracts when the related services are performed.

Selling, general and administrative

         Selling, general and administrative includes costs associated with the contract manufacturing activities, which are not separately segregated.

Inventories

         Finished goods inventories and raw materials and work in process are stated at the lower of cost, as determined by the first in, first out method, or market. Inventory and work in process costs include material, direct labor and overhead, net of a reserve for excess and obsolete items. The Company has provided a reserve for excess and obsolete finished goods inventory in the amount of $80,000 at both December 31, 2000 and 1999. In 1999, as raw materials and work in process included supplies and compounds that were utilized after the current operating cycle, such amounts were classified as long-term.

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

Long-lived assets

         The Company reviews its long-lived assets for impairment to determine whether any events or circumstances indicate that the carrying amount of the assets may not be recoverable. In 1999, the Company determined that its manufacturing facility was impaired and recognized an impairment loss of $1,900,000.

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

Federal income taxes

         The Company uses the asset and liability method to account for income taxes as provided for in SFAS 109, Accounting for Income Taxes. Under this method deferred tax assets and liabilities are created by differences between basis for financial and tax reporting. The Company has provided a full valuation reserve for tax benefits of net operating losses and research and development tax credit carry forwards.

Accounts Receivable

         The Company has provided a reserve for uncollectable accounts receivable in the amount of $92,332 and $65,421 at December 31, 2000 and 1999, respectively. Bad debt expense amounted to $46,987, $43,243 and 24,948 in 2000, 1999 and 1998, respectively.

Cash equivalents

         The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents. Such investments are primarily in a United States Treasury money market fund.

Stock options

         The Company has implemented SFAS No. 123, Accounting for Stock-Based Compensation, which requires a fair value method of accounting for employee stock options. As permitted by SFAS No. 123, the Company follows the intrinsic value accounting method for stock options contained in APB Opinion No. 25, Accounting for Stock Issued to Employees. Under SFAS No. 123, certain disclosures about stock-based compensation arrangements are made regardless of the method used to account for them.

Use of estimates in financial statements

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of revenues and expenses during the reporting period and the reported amounts of assets and liabilities at the date of the financial statements, particularly with respect to the valuation of inventory, goodwill and other non-current assets. Actual results could differ from those estimates.

Reclassifications

         Certain reclassifications have been made to items reported in prior years to conform to the current year's presentation.

Recent accounting pronouncements

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities. This pronouncement requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS No. 133, as amended by SFAS No. 137 and 138, was adopted by the Company on January 1, 2001, which did not have a material impact on the financial statements.

In December 1999, the staff of the Securities and Exchange Commission released Staff Accounting Bulletin No. 101 ("SAB 101"), Revenue Recognition, to provide guidance on the recognition, presentation and disclosure of revenues in financial statements. The Company believes that its revenue recognition practices are in conformity with the guidelines in SAB 101, as such, the Company's adoption of the SAB on October 1, 2000 did not have a material impact on its financial statements.

Note 2.  Raw materials and work in process

         Because of federal Food and Drug Administration requirements for the cGMP manufacturing process, and to take advantage of market conditions and scheduling efficiencies, the Company procures materials and produces compounds in economic order quantities. Raw materials and work in process at December 31, 2000 and 1999 consisted of the following:

                                                     2000           1999
                                               -------------------------------
     Work in process                              $1,417,580     $1,294,440
     Raw materials                                   181,708        578,215
     Reserve for excess and obsolete items          (300,000)      (300,000)
                                               -------------------------------
     Total                                        $1,299,288     $1,572,655
                                               ===============================


Note 3.  Product and geographic information

         The Company's wound care products are sold primarily to specialty distributors, and its skin health and hair care products are sold primarily to physicians. In 2000, a single customer accounted for approximately 55% of contract manufacturing revenue. During 1999 and 1998, respectively, different customers also accounted for approximately 54% and 12%, respectively, of such revenue each year. One customer, a wound care products distributor, accounted for approximately 15% of product sales in 1998. The Company has not made significant sales outside of the United States and does not currently maintain discrete financial information to measure operating performance on a segment basis.

     Product sales consisted of the following:


                                 Year Ended December 31,
                              2000       1999        1998
                       --------------------------------------
          Wound Care      $   66,770  $  158,348  $  314,893
          Skin Health      4,558,600   3,126,306   1,776,830
          Hair Care          429,660     372,992      86,061
                       --------------------------------------
                          $5,055,030  $3,657,646  $2,177,784
                       ======================================

Note 4. Federal Income Taxes

        The following is a summary of the components of deferred taxes at December 31, 2000 and 1999:

                                                                2000              1999
                                                        -----------------------------------------
        Federal NOL carryforwards                            $24,200,000       $ 23,800,000
        Research and development credit carryforwards          1,600,000          1,600,000
        Other                                                    700,000            700,000
        Valuation allowance                                  (26,500,000)       (26,100,000)
                                                        -----------------------------------------
        Total                                                          -                 -
                                                        =========================================


        At December 31, 2000, the Company's deferred tax asset relates to net operating losses and research and development tax credit carry forwards of approximately $70.9 million and $1.6 million, respectively, which are scheduled to expire from 2005 to 2020. As a result of issuing common stock subsequent to inception, the Company's ability to use these net operating losses and tax credit carry forwards in the future will be subject to limitations under Internal Revenue Code Section 382. A full valuation allowance has been provided since realization of the deferred tax asset is not reasonably assured. The difference between the statutory tax rate of 35% and the rate included in the financial statements is primarily a result of the Company's net operating losses.

Note 5. Lease Commitments

        The Company presently leases approximately 33,000 square feet of manufacturing, warehouse, laboratory, and administrative space in Redmond, Washington under a lease executed in August 1993. As amended, the lease term extends through June 30, 2007 and contains a renewal option for the Company to extend the term by an additional five years.

        Future minimum annual lease payments are as follows:


                    2001                         419,232
                    2002                         408,692
                    2003                         393,936
                    2004                         393,936
                    2005                         411,660
                    Thereafter                   641,968
                                           -------------
                    Total                     $2,669,424
                                           =============

        Rent expense in 2000, 1999 and 1998 was $403,357, $405,343, and
$528,730, respectively.

Note 6. 401(k)  Plan

        The Company sponsors the 1991 ProCyte Corporation Profit Sharing and Salary Deferral 401(k) Plan, which is funded by voluntary employee pretax salary deferrals to the extent permitted under law and provides for employer matching contributions at the discretion of the Board of Directors. No employer contribution has been made since the adoption of the plan.

Note 7.  Note Due from Employee

         At December 31, 2000 and 1999, respectively, an employee owed the Company $113,169 and $108,435 including accrued interest at 4.28% under the terms of a promissory note dated December 16, 1998. The note is due in full on June 30, 2002.

Note 8.  Stockholders' Equity

HumaTech Corporation

         In April 1998, the Company purchased substantially all of the assets of HumaTech Corporation for $1.5 million and 1,088,435 shares of ProCyte common stock. In connection with the acquisition, ProCyte entered into two-year employment agreements with two of the HumaTech principals and a two-year confidentiality and non-competition agreement with another HumaTech principal. Among other terms, each of these agreements provided for contingent payments based on future sales, which, at the Company's option, could be made in the form of shares of ProCyte common stock. During 2000 and 1999 the initial payments under these agreements were made with 37,333 and 236,748 shares of ProCyte common stock, respectively. Subsequent to the initial payments, the two employment agreements were cancelled.

NextDerm, Inc.

         In June 1999, ProCyte acquired all of the stock of NextDerm, Inc., a new company developing topical therapeutics for skin conditions such as acne and oily skin. The consideration for the acquisition included $250,000 in cash and 600,000 shares of ProCyte common stock with a value of $250,000 on the date that the terms were established. The Company accounted for the acquisition as a purchase and recorded $525,000 of goodwill. In connection with the acquisition, ProCyte entered into consulting arrangements with two of the principal NextDerm shareholders and nominated Mr. Glenn Oclassen, the chairman of the NextDerm board of directors, for election to the ProCyte board of directors.

Non-employee Director Stock Plan

         In June 1998, the shareholders approved the 1998 Non-employee Director Stock Plan, reserving 200,000 shares for issuance to directors. Two hundred thousand additional shares were approved for the plan at the Company's annual shareholders meeting on May 23, 2000. Under this plan eligible directors receive all or a portion of their quarterly retainer fees in shares of the common stock of the Company. The number of shares each eligible director receives is based on the average fair market value of the common stock for the last 20 business days of the fiscal quarter. After issuing 17,568 shares on January 1, 2001, the Company's 1998 Non-employee Director Stock Plan had 211,539 shares available for issuance.

Shareholder Rights plan

         In December 1994, the Board of Directors adopted a shareholder rights plan declaring a dividend of one preferred share purchase right (the "Rights") for each outstanding share of common stock of the Company. Each Right, initially evidenced by and traded with the shares of common stock, entitles the registered holder to purchase one one-hundredth (1/100) of a share of preferred stock of the Company at an exercise price of $14.00, subject to adjustment based on the market price of the Company's common stock at the time the Rights become exercisable. The Rights will be exercisable only if a person or group acquires 15% or more of the Company's common stock or announces a tender offer for the Company. The Rights may be redeemed, at a redemption price of $0.01 per Right, at any time until any person or group has acquired 15% or more of the Company's common stock. The Board of Directors may also elect to exchange the Rights for shares of the Company's common or preferred stock. In the event the Company is acquired, each outstanding Right will represent the right to acquire shares of the surviving entity. The Rights expire on December 7, 2004.

Note 9.  Warrants to Acquire Common Stock

As of December 31, 2000, there were 100,000 shares of the Company's common stock reserved for issuance under three common stock warrants issued on May 26, 1999 in exchange for services. The three warrants oblige the Company to issue 33,334 shares at $0.6875 per share, the market price on the grant date, 33,333 shares at $1.6875 and 33,333 shares at $2.6875. Each of the three warrants has a five-year life and is fully vested. The fair value of these warrants was determined to be $90,117 using the Black-Scholes option pricing model and was expensed in 1999. The assumptions used in the model were a risk-free interest rate of 4.08%, an expected life of five years, 98% stock price volatility, and no dividends over the expected life.



Note 10.  Stock Options

         The Company has stock option plans for directors, officers, employees and consultants that provide for grants of nonqualified and incentive stock options. Options generally are granted at fair market value, expire between five and ten years from grant date and vest ratably over three to five years.

     The following table summarizes information about stock option activity in 2000, 1999 and 1998:


                                             2000                           1999                           1998
                                   ---------------------------------------------------------------------------------------------
                                     Number of       Wtd. Avg.     Number of       Wtd. Avg.      Number of       Wtd. Avg.
                                      Options        Exercise       Options        Exercise        Options        Exercise
                                                       Price                        Price                          Price
Outstanding, beginning of year        1,861,727        $1.71      1,618,061         $ 2.18       1,304,374         $2.94
Granted                                 451,500        $0.94        850,000         $ 0.80         749,000         $1.21
Exercised                               (16,334)       $0.87              -              -               -             -
Canceled or expired                    (215,032)       $0.97       (606,334)        $ 1.69        (435,313)        $2.95
                                   ------------                  ----------                     ----------
Outstanding, end of year              2,081,861        $1.63      1,861,727         $ 1.71       1,618,061         $2.18
                                   =============                 ==========                     ==========
Exercisable, end of year              1,149,878        $2.21        788,911         $ 2.81         681,407         $3.28

     The options outstanding at December 31, 2000 consisted of the following:

           Range of      Number of     Wtd. Avg.   Wtd. Avg.     Number of     Wtd. Avg.
           exercise       Options      Remaining    Exercise      Options       Exercise
            prices      Outstanding       Life       Price      Exercisable      Price
        $0.49 - $ 0.77      862,834        8.94       $0.73         275,339       $0.73
        $0.78 - $ 1.00      200,667        8.22       $0.93          63,172       $0.93
        $1.01 - $ 1.44      453,500        7.34       $1.27         272,506       $1.29
        $1.45 - $ 3.50      474,860        5.31       $2.75         449,860       $2.79
        $3.51 - $11.87       50,500        0.79       $5.12          50,500       $5.12
                        ---------------------------------------------------------------
        $0.49 - $11.87    2,081,861        7.40       $1.63       1,149,878       $2.21
                        ===============================================================

     At December 31, 2000 there were 323,333 shares reserved for issuance under the Company's 1996 Stock Option Plan.

     As required by SFAS 123, the Company has determined the fair value of stock options granted during 2000, 1999 and 1998 using the Black-Scholes option pricing model and the following assumptions:



                                                2000        1999      1998
                                           -----------------------------------
          Risk-free interest rate                5.03%      4.08%     4.28%
          Expected option life (years)           5.81       5.81      5.81
          Dividend yield                         0.00       0.00      0.00
          Expected volatility                     208%        98%       96%


     The weighted average fair value of options granted during 2000, 1999 and 1998 was approximately $0.87, $0.61 and $0.84, respectively. The effect on the reported net loss had the Company elected to adopt the measurement provisions of SFAS 123 would have been an increase in the reported net loss for the periods ending December 31, 2000, 1999 and 1998, by $486,991, $414,798, and $446,865,
respectively. On such a pro forma basis, net loss per share would have increased by $0.03 to $0.17 in 2000, by $0.03 to $0.38 in 1999 and by $0.03 to
$0.35 in 1998.

                              ProCyte Corporation
                         Independent Auditors' Report


Board of Directors
ProCyte Corporation
Redmond, Washington

We have audited the accompanying balance sheets of ProCyte Corporation (the Company) as of December 31, 2000 and 1999, and the related statements of operations, cash flows, and stockholders' equity for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.

DELOITTE & TOUCHE LLP


/s/ Deloitte & Touche LLP

Seattle, Washington
February 9, 2001

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

     Not applicable.


                                   PART III

Item 10. Directors and Executive Officers of the Registrant

     The information required under this item is included in the Company's Proxy Statement relating to the Company's annual meeting of shareholders, and is incorporated herein by reference. Such Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the close of the Company's fiscal year end, December 31, 2000.

Item 11. Executive Compensation

     The information required under this item is included in the Company's Proxy Statement relating to the Company's annual meeting of shareholders, and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

     The information required under this item is included in the Company's Proxy Statement relating to the Company's annual meeting of shareholders, and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

     The information required under this item is included in the Company's Proxy Statement relating to the Company's annual meeting of shareholders, and is incorporated herein by reference.


                                    PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

a.   List of documents filed as part of this report:

     (1) Financial Statements and Supplementary Data - Reference is made to the Index to Financial Statements and Schedules under Item 8 in Part II hereof, where such documents are listed.

     (2)  Exhibits - see (c) below

B.   Reports on Form 8-K

          None

c.   Exhibits



Exhibit   Description                                                                                Note
2.1       Asset Purchase and Sale Agreement dated April 27, 1998 between the Registrant and            E
          HumaTech Corporation
3.1       Restated Articles of Incorporation of the Registrant                                         A
3.2       Restated Bylaws of the Registrant                                                            A
4.1       Rights Agreement between the Registrant and American Securities Transfer and Trust as        G
          of December 7, 1994
10.1*     1987 Stock Benefit Plan of ProCyte Corporation                                               A
10.2*     ProCyte Corporation 1989 Restated Stock Option Plan                                          B
10.3*     ProCyte Corporation 1991 Restated Stock Option Plan for Non-employee Directors and           D
          amendments thereto
10.4+     Teachers Insurance & Annuity Association Lease dated as of October 1, 1993 and second        D
          amendment thereto dated February 28, 1997
10.5*     1996 Stock Option Plan                                                                       D
10.6*     ProCyte Corporation 1998 Non-employee Director Stock Plan                                    F
10.7*     Change of Control Agreement for Ms. Robin Carmichael                                         F
10.8*     Change of Control Agreement for Mr. John Clifford                                            D
10.13*    Form of Indemnity Agreement dated February 23, 1995 between the Registrant and each of       C
          Dr. Blake, Mr. Patterson and Mr. Clifford.
10.14*    Form of Indemnity Agreement between ProCyte Corporation and each of various of its           F
          Officers and Directors
10.15*    Form of Severance Agreement for Mr. John Clifford                                            D
10.16*    Form of Promissory Note between ProCyte Corporation and Mr. John Clifford                    H
10.17+    Distribution & License Agreement dated December 12, 1997 between the Registrant and          G
          Bard Medical Division
10.18+    License Agreement dated April 19, 2000 between ProCyte Corporation and Neutrogena            I
          Corporation
23.1      Consent of Deloitte & Touche LLP                                                             J


--------------------------------------------------------------------------------
*   Management contract or compensatory plan or arrangement.
+ Confidential treatment has been granted or requested with respect to portions of this exhibit.
A. Incorporated by reference to the Registrant's Registration Statement of Form S-1 (No. 33-31353).
B. Incorporated by reference to the Registrant's Registration Statement of Form S-1 (No. 33-46364).
C. Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994.
D. Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1996.
E. Incorporated by reference to the Registrant's current Report on Form 8-K dated April 27, 1998
F. Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the Quarter ended June 30, 1998.
G. Incorporated by reference to the Registrant's Amended Annual Report on Form 10-K/A dated December 31, 1997.
H. Incorporated by reference to the Registrant's Amended Annual Report on Form 10-K/A dated December 31, 1998.
I. Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the Quarter ended March 31, 2000.
J.  Filed herewith.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                             PROCYTE CORPORATION
                                                (REGISTRANT)

                               By:                /s/ John F. Clifford
                                  ----------------------------------------------
Date:     March 13, 2001                             John F. Clifford
                                    Chairman of the Board of Directors and Chief
                                                    Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

               Name                                 Title                            Date
/s/ John F. Clifford                 Chairman and Chief Executive Officer         March 13, 2001
-----------------------------------
John F. Clifford                     (Principal Executive Officer)

/s/ John Hammer                      Director                                     March 13, 2001
-----------------------------------
John Hammer

/s/ Matt Leavitt                     Director                                     March 13, 2001
-----------------------------------
Matt Leavitt

/s/ Glenn Oclassen                   Director                                     March 13, 2001
-----------------------------------
Glenn Oclassen

/s/ Robert E. Patterson              Director                                     March 13, 2001
-----------------------------------
Robert E. Patterson

/s/ Mark Landis                      Controller                                   March 13, 2001
-----------------------------------
Mark Landis                          (Principal Finance and Accounting Director)