Form 10-Q
period 2001-03-31
PROCYTE CORP /WA/
filed 2001-05-14
CIK 856072

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                   FORM 10-Q



            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934.


                 For the Quarterly Period Ended March 31, 2001

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

                                  Yes {X}  No { }


As of April 27, 2001, there were issued and outstanding 15,555,017 shares of common stock, par value $.01 per share.

                              ProCyte Corporation

                                     INDEX

Part I - Financial Information......................................................   3
 Item 1. Condensed Financial Statements (unaudited).................................   3
   Balance Sheets - as of March 31, 2001 and December 31, 2000......................   3
   Statements of Operations - three months ended March 31, 2001 and 2000)...........   4
   Statements of Cash Flows - three months ended March 31, 2001 and 2000)...........   5
   Statements of Stockholders' Equity - three months ended March 31, 2001
    and 2000).......................................................................   6
   Notes to Financial Statements....................................................   7
 Item 2.  Management's Discussion and Analysis of Financial Condition and
   Results of Operations............................................................   9
 Item 3.  Quantitative and Qualitative Disclosures About Market Risk................  16
Part II - Other Information.........................................................  17
 Item 1.  Legal Proceedings.........................................................  17
 Item 2.  Changes in Securities and Use of Proceeds.................................  17
 Item 3.  Defaults Upon Senior Securities...........................................  17
 Item 4.  Submission of Matters to a Vote of Security Holders.......................  17
 Item 5.  Other Information.........................................................  17
 Item 6.  Exhibits and Reports on Form 8-K..........................................  17
Signatures..........................................................................  18
EXHIBIT INDEX.......................................................................  19

                        Part I  - Financial Information


Item 1. Condensed Financial Statements



    Balance Sheets - as of March 31, 2001 (unaudited) and December 31, 2000

                                                                       -------------------------------------------------
                                                                            March 31, 2001          December 31, 2000
                                                                       -------------------------------------------------
ASSETS
  Cash and cash equivalents......................................            $  2,026,319             $  2,773,474
  Accounts receivable, net of allowance for doubtful accounts....               1,441,720                1,263,810
  Inventory, net of reserve......................................               2,087,268                2,242,027
  Other current assets...........................................                 141,807                  171,510
                                                                       -------------------------------------------------
    Total current assets.........................................               5,697,114                6,450,821

  Property and equipment, net....................................               2,259,693                2,341,991

  Intangible assets, net.........................................               3,114,785                3,180,046

  Other assets...................................................                 168,752                  212,568
                                                                       -------------------------------------------------

    Total Assets                                                             $ 11,240,344             $ 12,185,426
                                                                       =================================================

LIABILITIES AND STOCKHOLDERS' EQUITY

  Accounts payable and other accrued liabilities.................            $    713,341             $    579,227
  Customer deposit...............................................                       -                  600,000
                                                                       -------------------------------------------------
    Total current liabilities....................................                 713,341                1,179,227

  Deferred lease payments                                                         146,248                  145,178

  Common stock and additional paid in capital....................              85,126,564               85,105,165
  Accumulated deficit............................................             (74,745,809)             (74,244,144)
                                                                       -------------------------------------------------
    Stockholders' equity.........................................              10,380,755               10,861,021
                                                                       -------------------------------------------------

    Total Liabilities and Stockholders' Equity                               $ 11,240,344             $ 12,185,426
                                                                       =================================================


                       See notes to financial statements

     Statements of Operations - three months ended March 31, 2001 and 2000
                                  (unaudited)


                                             -----------------------------------------
                                                   Three months ended March 31,
                                                     2001                 2000
                                             -----------------------------------------
Revenues
 Product sales...........................         $ 2,316,561          $ 1,092,399
 Contract services.......................              90,835              302,443
 Licenses, royalties and other...........             134,165               68,216
                                             -----------------------------------------
 Total revenue...........................           2,541,561            1,463,058

 Cost of product sales...................           1,179,372              276,623
                                             -----------------------------------------
                                                    1,362,189            1,186,435

Operating Expenses
 Selling, general and administrative.....           1,614,694            1,514,611
 Research and development................             287,075              375,241
                                             -----------------------------------------
 Total expenses..........................           1,901,769            1,889,852
                                             -----------------------------------------
 Operating Loss..........................            (539,580)            (703,417)

 Interest Income.........................              37,915               54,708
                                             -----------------------------------------
 Net loss................................         $  (501,665)         $  (648,709)
                                             =========================================

Net loss per common share, basic and                   $(0.03)              $(0.04)
 diluted.................................

Average number of common shares used in
 computing net loss per common share.....
                                                   15,538,405           15,435,833

                       See notes to financial statements

     Statements of Cash Flows - three months ended March 31, 2001 and 2000
                                  (unaudited)


                                                                    -------------------------------------------------
                                                                               Three months ended March 31,
                                                                               2001                     2000
                                                                    -------------------------------------------------
Operating Activities
 Net loss.....................................................              $ (501,665)              $ (648,709)
 Adjustments to reconcile net loss to net cash used in
  operating activities:
  Depreciation and amortization...............................                 168,139                  221,998
  Stock issued in payment of expenses.........................                  12,000                   12,000
 Changes provided (used) by:
  (Increase) decrease in accounts receivable..................                (177,911)                  39,966
  Decrease in inventory.......................................                 154,759                   17,212
  Decrease in other current assets............................                  29,703                   66,797
  Increase in other non-current assets........................                  (1,184)                  (1,184)
  Decrease in current liabilities.............................                (465,886)                 (70,218)
  Increase in other liabilities...............................                   1,071                    4,032
                                                                    -------------------------------------------------
    Net cash used in operating activities.....................                (780,974)                (358,106)

Financing Activities
 Proceeds from issuance of stock..............................                   9,399                    8,504
                                                                    -------------------------------------------------
    Net cash provided by financing activities.................                   9,399                    8,504

Investing Activities
 Purchase of property and equipment...........................                 (20,580)                       -
 Decrease in security deposit.................................                  45,000                   51,303
                                                                    -------------------------------------------------
    Net cash provided by investing activities.................                  24,420                   51,303
                                                                    -------------------------------------------------
    Net decrease in cash and cash equivalents.................                (747,155)                (298,299)

Cash and Cash Equivalents:
    At beginning of period....................................               2,773,474                3,883,187
                                                                    -------------------------------------------------

    At end of period..........................................              $2,026,319               $3,584,888
                                                                    =================================================

                      See notes to  financial statements

Statements of Stockholders' Equity - three months ended March 31, 2001 and 2000
                                  (unaudited)



                                     -------------------------------------------------------------------------------------------
                                                 Common Stock               Additional
                                                 ------------                 paid-in         Accumulated
                                            Shares           Par Value        Capital           Deficit             Total
                                     -------------------------------------------------------------------------------------------
 Balance - January 1, 2000........        15,418,722          $154,187       $84,835,742      $(72,101,392)       $12,888,537

 Shares issued under non-employee
  director stock plan.............            16,632               166            11,834                               12,000


 Shares issued upon exercise of
  options.........................            11,600               116             8,388                                8,504


 Net loss for three months ended
  March 31, 2000..................                                                                (648,709)          (648,709)

                                     -------------------------------------------------------------------------------------------
 Balance - March 31, 2000.........        15,446,954          $154,470       $84,855,963      $(72,750,101)       $12,260,332
                                     ===========================================================================================


 Balance - January 1, 2001........        15,514,700          $155,147       $84,950,018      $(74,244,144)       $10,861,021

 Shares issued under non-employee
  director stock plan.............            17,568               176            11,824                               12,000

 Shares issued upon exercise of
  options.........................            10,501               105             9,294                                9,399

 Net loss for three months ended
  March 31, 2001..................                                                                (501,665)          (501,665)
                                     -------------------------------------------------------------------------------------------
 Balance - March 31, 2001.........        15,542,769          $155,427       $84,971,137      $(74,745,809)       $10,380,755
                                     ===========================================================================================

                       See notes to financial statements

                              ProCyte Corporation
                   Notes to Financial Statements (unaudited)

1.  Basis of presentation

  The accompanying unaudited condensed financial statements of ProCyte Corporation ("ProCyte" or the "Company") for the three month period ended March 31, 2001 and 2000, have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Pursuant to such rules and regulations, the condensed financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for audited financial statements. Accordingly, this financial information should be read in conjunction with the complete audited financial statements, including the notes thereto, which are included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000. In the opinion of management, all material adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial statements have been included. Interim results are not necessarily indicative of the results that may be expected for the year.

2.  Accounts receivable

  The Company has provided a reserve for uncollectable accounts receivable in the amount of $92,332 at March 31, 2001 and December 31, 2000.

3.  Inventory

  Inventory consisted of the following:


                                       March 31, 2001      December 31, 2000
                                     ---------------------------------------

Finished Goods                           $1,121,929            $1,022,739

Work in process                             817,034             1,417,580

Raw materials                               538,305               181,708

Reserve for excess
 and obsolete items                        (390,000)             (380,000)
                                     ---------------------------------------
Total                                    $2,087,268            $2,242,027
                                     =======================================


4.  Property and equipment

  Property and equipment consisted of the following:

                                                       March 31, 2001        December 31, 2000
                                                   ---------------------------------------------
Equipment.....................................           $ 2,142,580            $ 2,122,000
Leasehold improvements........................             4,028,807              4,028,807
Less accumulated depreciation and
 amortization.................................            (3,911,694)            (3,808,816)
                                                   ---------------------------------------------
Property and equipment, net...................           $ 2,259,693            $ 2,341,991
                                                   =============================================

5.  Intangible assets

  At March 31, 2001 and December 31, 2000, intangible assets are shown net of $851,657 and $786,396 of accumulated amortization.

6.  Stockholders' equity

  Information relating to stock options granted, exercised, canceled and currently exercisable is as follows:

                                                            Shares subject to           Weighted average
                                                            -----------------           ----------------
                                                                 option                  exercise price
                                                                 ------                  --------------
Balance - January 1, 2000.........................              1,861,727                     $1.71

 Granted..........................................                 43,000                     $1.68

 Exercised........................................                (11,667)                    $0.65

 Canceled.........................................                (31,997)                    $0.86
                                                          -------------------------------------------------

Balance - March 31, 2000..........................              1,861,063                     $1.73
                                                          =================================================


                                                            Shares subject to           Weighted average
                                                            -----------------           ----------------
                                                                 option                  exercise price
                                                                 ------                  --------------
Balance - January 1, 2001.........................              2,081,861                     $1.63

 Granted..........................................                  8,500                     $0.98

 Exercised........................................                (10,501)                    $0.90

 Canceled.........................................                (30,832)                    $0.93
                                                          -------------------------------------------------

Balance - March 31, 2001..........................              2,049,028                     $1.64
                                                          =================================================

Currently exercisable.............................              1,236,541                     $2.15
                                                          =================================================



  At March 31, 2001, the Company's 1996 Stock Option Plan had 344,831 shares of the Company's common stock available.

  The Company issued 12,248 shares on April 1, 2001 in payment of the Board of Director retainers for the first quarter. As of April 27, 2001, the Company's 1998 Non-employee Director Stock Plan had 199,291 shares of the Company's common stock available.

  As of March 31, 2001, there were 100,000 shares of the Company's common stock reserved for issuance under three common stock warrants issued on May 26, 1999 in exchange for services. The three warrants oblige the Company to issue 33,334 shares at $0.6875 per share, the market price on the grant date, 33,333 shares at $1.6875 and 33,333 shares at $2.6875. Each of the three warrants has a five-year life and is fully vested. The fair value of these warrants was determined to be $90,117 using the Black-Scholes option pricing model and was expensed in 1999. The assumptions used in the model were a risk-free interest rate of 4.08%, an expected life of five years, 98% stock price volatility, and no dividends over the expected life.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

  The entire discussion in this report, as well as other management discussion of the Company's goals and expectations, contains forward-looking statements that are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. The words "believe," "expect," "intend," "anticipate," variations of such words and similar expressions identify forward-looking statements, but their absence does not mean that the statement is not forward-looking. These statements are not guaranties of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. Factors that could affect the Company's actual results include, among other things, the availability of adequate funding, relationships with corporate collaborators, the rate of market acceptance of the Company's products, the status of competing products, and the Company's ability to obtain and defend patent and intellectual property rights and to successfully develop and market the Company's existing and future products. See "Important Factors Regarding Forward-Looking Statements." Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. ProCyte undertakes no obligation to update publicly any forward-looking statement to reflect new information, events or circumstances after the date of this report or to reflect the occurrence of unanticipated events. This report should be read in conjunction with the Company's annual report on Form 10-K.

Corporate Overview

  ProCyte develops and markets skin health and hair care products, focusing the direct selling efforts of its own sales organization on the specialty skin sector, and marketing its products primarily to dermatologists, plastic surgeons and cosmetic surgeons. ProCyte primarily emphasizes products containing its patented copper peptide technologies for therapeutic and anti-aging uses. On April 19, 2000, ProCyte announced a long-term license agreement with Neutrogena Corporation, a Johnson & Johnson company, for worldwide use of its patented copper peptide complexes in consumer products for skin health. The agreement provides ProCyte with milestone and royalty payments and specifies minimum payment levels. ProCyte believes that its patented copper peptide technology has application in a wide range of skin care products and markets. The Company has in place licensing and distribution agreements with partners, under which, they will market products in the mass retail and prestige segments of the health and beauty market. The Company is currently in discussions to obtain market presence in the spa, salon, home shopping, infomercial and multi-level segments.

  The Company markets its skin health products directly to physicians. The product portfolio consists of Neova(R) Therapy copper peptide anti-aging products along with other complimentary skin care products under the same brand name. In addition, the Company markets its copper peptide containing Complex Cu3(R) line of products for treatment following chemical peels, microdermabrasion and laser procedures. The Company's line of advanced sun protection products, including the Ti-Silc(TM) line, and therapeutic skin care, allow for a complimentary approach to medically directed skin health. The Complex Cu3(R) and Neova(R) Therapy products allow the Company to differentiate its comprehensive line of skin care products on the basis of its proprietary copper peptide technologies. These products are distributed using the Company's own sales force.

  The Company markets its Tricomin(R) hair care products for the maintenance of thinning hair in both men and women. These products, most of which contain Triamino Copper Complex(TM), are marketed to physicians using the Company's own sales force and directly to consumers through specialty distributors, and through the Company's web site at www.tricomin.com.

  Additionally, ProCyte believes that it is the only company providing a line of specific products that address the importance of wound care in the hair transplant procedure. The Company's GraftCyte(TM) line of wound care products containing copper peptide for use following hair restoration surgery are promoted through its own sales force and specialty distributors.

  The Company's other wound care products, including Iamin(R) Hydrating Gel, Iamin(R) Wound Cleanser and OsmoCyte(R) Pillow and OsmoCyte(R) Island Dressings, are marketed in the hospital, nursing home and extended care markets in the United States through an agreement with a distribution partner. Similar agreements have been concluded, with product registrations in place or in process, for Latin America, Europe, and the Far East. In August 2000, Merck KGaA launched the copper peptide wound care gel in Brazil. During 2001, Merck has initiated sales to Mexico and will be selling in Peru by the second half of the year.

Operating Losses

  The Company has incurred operating losses since its inception. The costs associated with researching and developing its proprietary technology and selling and marketing its products have not yet been exceeded by the Company's product sales and other revenues. Over the past three years, the operating losses have been significantly reduced by the Company's growing product sales in the U.S. and foreign markets, and by it's strategic licensing agreements. The Company has also been successful in maintaining or in many cases reducing its operating costs. At March 31, 2001, the Company's accumulated deficit was approximately $74.7 million. The Company is expecting to report its first quarterly profit later this year.

Revenues

  During the three-month period ending March 31, 2001, ProCyte increased its total quarterly operating revenues by $1,078,503 to $2,541,561, a 73.7% increase over the same quarter in 2000. The Company's total product sales were $2,316,561, a record 212% increase from the same quarter in 2000. Product sales included a 36% increase in products sold directly to the physician market as well as initial shipments of copper peptide to Neutrogena for their recent launch of Visibly Firm Active Copper products in the mass retail market.

  The Company recognized the first royalties from its licensing agreement with Neutrogena during the first quarter of 2001. The Company also earned royalties from Osmotics. In all, the Company reported a 196% increase in its royalties and license revenues over the first quarter of 2000.

  Contract services revenues decreased in the first quarter from $302,443 in 2000 to $90,835 in 2001. The decrease of $211,608, or 70%, reflects the timing and volume of projects undertaken for customers. There are projects of longer-term nature currently underway, or in discussion, which will provide increased stability to this operation.

  Interest income earned in the first quarter decreased $16,793 from the same quarter in 2000, due to the reduced funds available for investment.

Expenses

  The cost of product sales was $1,179,372 (50.9% of product sales) for the three month period ended March 31, 2001, and $276,623 (25.3% of product sales) during the comparable period in 2000. The change in cost of sales reflects the Company's increased shipments of raw copper peptide, which is sold for a smaller profit margin than the Company's other finished goods products. The Company has successfully maintained its profit margins on its other product lines.

  Selling, general and administrative expenses were $1,614,694 during the first quarter of this year, only a 6.6%, or $100,083, increase over the same quarter in 2000, when expenses of $1,514,611 were reported. The Company has been successful in keeping its expense growth low, while rapidly growing revenues.

  Research and development expenses were $287,075 for the three-month period ending March 31, 2001, as compared to $375,241 reported for the same period in 2000. The decrease of $88,166, or 23.5%, reflects the Company's continuing efforts to shift from research activities towards more conventional product development programs.

Liquidity and Capital Resources

  The Company has relied primarily on equity financing, product sales, royalties and license fees, contract services, interest income and corporate partnerships to fund its operations and capital expenditures. At March 31, 2001, the Company had approximately $2.02 million in cash and cash equivalents, compared to $2.77 million at December 31, 2000. The change in cash and cash equivalents reflects the application of a $600,000 deposit by one of its customers for the purchase of GHK copper, and a $181,000 net cash outflow in other operating activities.

  The Company believes that its existing cash and cash equivalents and interest thereon, will be sufficient to meet its working capital requirements for at least the next twelve months. However, there can be no assurance that the underlying assumed levels of revenue and expense will prove accurate. The Company will depend on product revenues, royalties and license fees, contract services, asset redeployment, interest income, equity financing, and funding from corporate partnerships to meet its future capital needs. See "Important Factors Regarding Forward-Looking Statements - Need for Additional Capital".

Important Factors Regarding Forward-Looking Statements

History of Operating Losses; Accumulated Deficit; Fluctuations in Future
Earnings

  The Company has been launching products based on its proprietary copper peptide technology since mid-1996. It expects to continue to launch new copper peptide based products in 2001. To date the Company has generated increasing revenues from sales of products based on its proprietary technology, but there can be no assurance that the Company will be able to generate sufficient product sales from those products or revenues from its contract services to achieve a profitable level of operations. As of March 31, 2001, the Company's accumulated deficit was approximately $74.7 million. The Company expects to incur additional operating losses through the third quarter of 2001. In addition to sales of products based on its proprietary copper peptide technology, the Company's revenues have historically included sales of non-proprietary products, license fees and royalties, revenue from contract services and interest income. There can be no assurance that the Company can achieve a consistent and profitable level of operations, which is dependent on the Company's ability to successfully manufacture and market its products, enter into agreements with corporate partners for commercialization of the Company's products, and license the Company's products and technology. In addition, payments under corporate partnerships and licensing arrangements, if any, may be subject to fluctuations in both timing and amounts. The time required to reach sustained profitability is uncertain, and there can be no assurance that the Company will be able to achieve profitability on a sustained basis. Moreover, if the Company does achieve profitability, the level of profitability cannot be predicted and may vary significantly from quarter to quarter.

Need for Additional Capital

  The Company expects negative cash flow from operations to continue at least through the second quarter of 2001. The Company may require additional funds to expand or enhance its sales and marketing activities and to continue product development. The Company's future capital requirements will depend on numerous factors, including: its efforts, and the efforts of its collaborative partners, to commercialize its products; the continued progress in the Company's research and development programs; the relationships with existing and future corporate collaborators, if any; the competing technological and market developments; the costs involved in filing, prosecuting and enforcing patent claims; the time and costs of commercialization activities; and other factors. As of March 31, 2001, the Company had cash and cash equivalents of $2.02 million. The Company estimates that, at its planned rate of spending, its existing cash and cash equivalents and the interest income thereon will be sufficient to meet its capital requirements for at least the next twelve months. There can be no assurance that the underlying assumed levels of revenue and expense will prove accurate. Whether or not these assumptions prove to be accurate, the Company may need to raise additional capital. The Company may be required to seek additional funding through public or private financing, including equity financing, or through collaborative arrangements. Adequate funds for these purposes, whether obtained through financial markets or from collaborative or other arrangements with corporate partners or other sources, may not be available when needed or may not be available on terms favorable to the Company. If issuing equity securities raises additional funds, dilution to existing shareholders will result. In addition, in the event that additional funds are obtained through arrangements with collaborative partners, such arrangements may require the Company to relinquish its rights to certain technologies or potential products that it would otherwise seek to develop or commercialize on its own. If funding is insufficient at any time in the future, the Company may be required to: delay, scale back or eliminate some or all of its marketing and research and development programs; sell assets; or license to third parties the rights to commercialize products or technologies that the Company would otherwise seek to develop on its own. Furthermore, the terms of any such license agreements or asset sales might be less favorable than if the Company were negotiating from a stronger position. Moreover, if funding is insufficient at any time in the future and the Company's existing funds are depleted, the Company may be required to cease operations.

Uncertainties Related to Product Development

  From the Company's inception in 1986, until it launched its first commercial product in 1996, substantially all of its resources were dedicated to the research and development of wound healing, hair growth and other therapeutic pharmaceutical applications of its copper peptide compounds. To date, the Company has generated increasing revenue from the sales of products based on its proprietary copper peptide technology. There can be no assurance that the Company's current products or potential products will continue to be successfully commercialized and accepted for use by physicians, healthcare providers and consumers.

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

  ProCyte's success depends, in part, upon its ability to protect its products and technology under intellectual property laws in the United States and abroad. As of March 31, 2001, the Company had 21 issued US patents expiring between 2005 and 2017 and numerous issued foreign patents and patent registrations. The patents relate to use of the Company's copper-based technology for a variety of healthcare applications, and to the composition of certain biologically active, synthesized compounds. The Company's strategy has been to apply for patent protection for certain compounds and their discovered uses that are believed to have potential commercial value in countries that offer significant market potential. There can be no assurance that patent applications relating to the technology used by the Company will result in patents being issued. There can be no assurance that any patent issued to the Company will not be subjected to further proceedings limiting the scope of the rights under the patent or that such patent will provide a competitive advantage, will afford protection against competitors with similar technology, or will not be successfully challenged, invalidated or circumvented by competitors.

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

  The Company also relies on non-patented proprietary technology. There can be no assurance that the Company can meaningfully protect its rights to such non-patented technology, that any obligation to maintain the confidentiality of such proprietary technology will not be breached by employees, consultants, collaborators or others or that others will not independently develop or acquire substantially equivalent technology. To the extent that corporate partners or consultants apply Company technological information independently developed by them or by others to Company projects or apply Company technology or know-how to other projects, disputes may arise as to the ownership of proprietary rights to such information. Any failure to protect non-patented proprietary technology or any breach of obligations designed to protect such technology or development of equivalent technology may have a material adverse effect on the Company's business, financial condition and results of operations.

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

Intense Competition

  Competition in the wound care, skin health and hair care markets is intense. The Company's competitors include well-established pharmaceutical, cosmetic and healthcare companies such as Bristol Myers Squibb's ConvaTec, Johnson and Johnson, OMP, Biomedic, Allergan and Nioxin. These competitors have substantially more financial and other resources, larger research and development staffs, and more experience and capabilities in researching, developing and testing products in clinical trials, in obtaining FDA and other regulatory approvals and in manufacturing, marketing and distribution than the Company. In addition, a number of smaller companies are developing or marketing competitive products. The Company's competitors may develop and commercialize products or obtain patent protection or other regulatory approvals for products more rapidly than the Company. In addition, competitive products may be manufactured and marketed more successfully than the Company's potential products. Such developments could render the Company's existing or potential products less competitive or obsolete and could have a material adverse effect on the Company's business, financial condition and results of operations.

  The contract services business is also highly competitive. Competitors include major chemical and pharmaceutical companies, as well as specialized biotechnology firms, smaller contract chemical manufacturers and some universities. Many of these companies or institutions have greater financial, technical and marketing resources than the Company.

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


Item 3.  Quantitative and Qualitative Disclosures about Market Risk

  ProCyte did not own any derivative financial instruments as of March 31, 2001. The Company is debt-free and is exposed to interest rate risk only to the extent that it has invested idle cash balances. At March 31, 2001, such balances were invested in a United States Treasury money market fund. ProCyte employs established policies and procedures to manage its exposure to changes in the market risk of its investments. The Company believes that the market risk arising from holdings of its financial instruments is not material.

                          Part II - Other Information


Item 1.  Legal Proceedings

     None.

Item 2.  Changes in Securities and Use of Proceeds

     None.

Item 3.  Defaults Upon Senior Securities

     None.

Item 4.  Submission of Matters to a Vote of Security Holders

     None.

Item 5.  Other Information

     None.

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

     See Exhibit Index on page 19.

(b)  Reports on Form 8-K

     None.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                  PROCYTE CORPORATION
                                                      (REGISTRANT)



Date:  May 5, 2001                     By:        /s/ John F. Clifford
                                          --------------------------------------
                                            John F. Clifford, Chairman and CEO



Date:  May 5, 2001                     By:          /s/ Mark E. Landis
                                          --------------------------------------
                                                Mark E. Landis, Controller

                                 EXHIBIT INDEX

Exhibit    Description                                                                        Note
2.1        Asset Purchase and Sale Agreement dated April 27, 1998, between the Registrant       E
           and HumaTech Corporation
3.1        Restated Articles of Incorporation of the Registrant                                 A
3.2        Restated Bylaws of the Registrant                                                    A
4.1        Rights Agreement between the Registrant and American Securities Transfer and         G
           Trust as of December 7, 1994
10.1*      1987 Stock Benefit Plan of ProCyte Corporation                                       A
10.2*      ProCyte Corporation 1989 Restated Stock Option Plan                                  B
10.3*      ProCyte Corporation 1991 Restated Stock Option Plan for Non-employee Directors       D
           and amendments thereto
10.4+      Teachers Insurance & Annuity Association Lease dated as of October 1, 1993 and       D
           second amendment thereto dated February 28, 1997
10.5*      1996 Stock Option Plan                                                               D
10.6*      ProCyte Corporation 1998 Non-employee Director Stock Plan                            F
10.7*      Change of Control Agreement for Ms. Robin Carmichael                                 F
10.8*      Change of Control Agreement for Mr. John Clifford                                    D
10.13*     Form of Indemnity Agreement dated February 23, 1995 between the Registrant and       C
           each of Dr. Blake, Mr. Patterson and Mr. Clifford.
10.14*     Form of Indemnity Agreement between ProCyte Corporation and each of various of       F
           its Officers and Directors
10.15*     Form of  Severance Agreement for Mr. John Clifford                                   D
10.16*     Form of Promissory Note between ProCyte Corporation and Mr. John Clifford            H
10.17+     Distribution & License Agreement dated December 12, 1997 between the                 G
           Registrant and Bard Medical Division
10.18+     License Agreement dated April 19, 2000 between ProCyte Corporation and               I
           Neutrogena Corporation

____________________________________________________________________________________________________________________
*  Management contract or compensatory plan or arrangement.
+  Confidential treatment has been granted or requested with respect to portions of this exhibit.
A. Incorporated by reference to the Registrant's Registration Statement of Form S-1 (No. 33-31353).
B. Incorporated by reference to the Registrant's Registration Statement of Form S-1 (No. 33-46364).
C. Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994.
D. Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1996.
E. Incorporated by reference to the Registrant's current Report on Form 8-K dated April 27, 1998
F. Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the Quarter ended June 30, 1998.
G. Incorporated by reference to the Registrant's Amended Annual Report on Form 10-K/A dated December 31, 1997.
H. Incorporated by reference to the Registrant's Amended Annual Report on Form 10-K/A dated December 31, 1998.
I. Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the Quarter ended March 31, 2000.
J. Filed herewith.