Form 10-Q
period 2001-06-30
PROCYTE CORP /WA/
filed 2001-08-02
CIK 856072

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549



                                   FORM 10-Q



            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934.


                 For the Quarterly Period Ended June 30, 2001

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

                                  Yes {X}  No { }


As of July 17, 2001, there were issued and outstanding 15,565,927 shares of common stock, par value $.01 per share.

                              ProCyte Corporation

                                     INDEX

Part I  - Financial Information.....................................................................   3
 Item 1. Condensed Financial Statements (unaudited).................................................   3
   Balance Sheets - as of June 30, 2001 and December 31, 2000.......................................   3
   Statements of Operations - three and six months ended June 30, 2001 and 2000.....................   4
   Statements of Cash Flows - six months ended June 30, 2001 and 2000...............................   5
   Statements of Stockholders' Equity -six months ended June 30, 2001 and 2000......................   6
   Notes to Financial Statements....................................................................   7
 Item 2.  Management's Discussion and Analysis of Financial Condition and
   Results of Operations............................................................................   9
 Item 3.  Quantitative and Qualitative Disclosures About Market Risk................................  17
Part II - Other Information.........................................................................  17
 Item 1.  Legal Proceedings.........................................................................  17
 Item 2.  Changes in Securities and Use of Proceeds.................................................  17
 Item 3.  Defaults Upon Senior Securities...........................................................  17
 Item 4.  Submission of Matters to a Vote of Security Holders.......................................  18
 Item 5.  Other Information.........................................................................  18
 Item 6.  Exhibits and Reports on Form 8-K..........................................................  19
Signatures..........................................................................................  20
EXHIBIT INDEX.......................................................................................  21

                        Part I  - Financial Information


Item 1. Condensed Financial Statements


     Balance Sheets - as of June 30, 2001 and December 31, 2000 (unaudited)

                                                                            ------------------------------------------------------
                                                                                      June 30, 2001          December 31, 2000
                                                                            ------------------------------------------------------
Assets

     Cash and cash equivalents........................................                $  2,256,091             $  2,773,474
     Accounts receivable, net of allowance for doubtful accounts......                   1,627,255                1,263,810
     Inventory, net of reserve........................................                   2,058,217                2,242,027
     Other current assets.............................................                     249,188                  171,510
                                                                          ------------------------------------------------------
         Total current assets.........................................                   6,190,751                6,450,821

     Property and equipment, net......................................                   2,060,897                2,341,991

     Intangible assets, net...........................................                   3,049,525                3,180,046

     Other assets.....................................................                     169,936                  212,568
                                                                          ------------------------------------------------------

         Total Assets                                                                 $ 11,471,109             $ 12,185,426
                                                                          ======================================================

     Liabilities and Stockholders' Equity

       Accounts payable and other accrued liabilities.................                $    572,107             $    579,227
       Customer deposit...............................................                     724,000                  600,000
                                                                          ------------------------------------------------------
         Total current liabilities....................................                   1,296,107                1,179,227

     Deferred lease payments..........................................                     146,249                  145,178

     Common stock and additional paid in capital......................                  85,139,203               85,105,165
     Accumulated deficit..............................................                 (75,110,450)             (74,244,144)
         Stockholders' equity.........................................                  10,028,753               10,861,021
                                                                          ------------------------------------------------------

         Total Liabilities and Stockholders' Equity                                   $ 11,471,109             $ 12,185,426
                                                                          ======================================================

                       See notes to financial statements

 Statements of Operations - three and six months ended June 30, 2001 and 2000
                                  (unaudited)

                                             --------------------------------------------------------------------------------
                                                    Three months ended June 30,                Six months ended June 30,
                                                      2001                  2000                2001                 2000
                                             --------------------------------------------------------------------------------
Revenues
 Product sales...........................          $2,097,743          $ 1,247,147          $ 4,414,304         $  2,339,546
 Contract manufacturing..................             104,785              228,276              195,620              530,719
 Licenses, royalties and other...........             212,346              212,247              346,511              280,463
                                             --------------------------------------------------------------------------------
 Total revenue...........................           2,414,874            1,687,670            4,956,435            3,150,728

 Cost of product sales...................             767,454              352,945            1,946,826              629,568
                                             --------------------------------------------------------------------------------

Operating Expenses
 Selling, general and administrative.....           1,689,199            1,420,477            3,303,893            2,935,088
 Research and development................             243,305              374,059              530,380              749,300
 Provision for loss on disposition of
  manufacturing assets...................              99,639                    -               99,639                    -
                                             --------------------------------------------------------------------------------
Total operating expenses................            2,032,143            1,794,536            3,933,912            3,684,388

                                             --------------------------------------------------------------------------------
 Operating Loss..........................            (384,723)            (459,811)            (924,303)          (1,163,228)

 Interest Income.........................              20,082               47,687               57,997              102,395

                                             --------------------------------------------------------------------------------
 Net loss................................         ($  364,641)           ($412,124)           ($866,306)         ($1,060,833)
                                             ================================================================================

Net loss per common share, basic and
 diluted.................................              ($0.02)              ($0.03)              ($0.06)              ($0.07)


Weighted average number of common
 shares used in computing net loss per
 common share............................          15,555,420           15,470,165           15,546,959           15,453,006

                       See notes to financial statements

 Statements of Cash Flows - six months ended June 30, 2001 and 2000 (unaudited)

                                                                        --------------------------------------
                                                                                Six months ended June 30,
                                                                               2001                  2000
                                                                        --------------------------------------
Operating Activities
  Net loss.......................................................            ($866,306)         ($1,060,833)
  Adjustments to reconcile net loss to net cash used in
   operating activities:
   Depreciation and amortization.................................              336,759              334,229
   Provision for disposition of manufacturing assets.............               99,639                    -
   Stock issued in payment of expenses...........................               24,000               80,000
  Changes provided (used) by:
   Increase in accounts receivable...............................             (363,445)             (83,736)
   Decrease in inventory.........................................              183,810              116,499
   Increase in other current assets..............................              (77,678)            (168,611)
   Increase in other non-current assets..........................               (2,368)              (2,367)
   Increase (decrease) in current liabilities....................              116,880              (86,003)
   Increase in other liabilities.................................                1,071                8,064
                                                                        -----------------------------------
   Net cash used in operating activities.........................             (547,638)            (862,758)

Financing Activities
  Proceeds from issuance of common stock.........................               10,038               14,238
                                                                        -----------------------------------
      Net cash provided by financing activities..................               10,038               14,238

Investing Activities
  Purchase of property and equipment.............................              (20,580)              (7,335)
  Disposition of assets..........................................               (4,203)                   -
  Decrease in security deposit...................................               45,000               51,303
                                                                        -----------------------------------
      Net cash provided by investing activities..................               20,217               43,968

                                                                        -----------------------------------
      Net decrease in cash and cash equivalents..................             (517,383)            (804,552)

Cash and Cash Equivalents:
      At beginning of period.....................................            2,773,474            3,883,187
                                                                        -----------------------------------

      At end of period...........................................           $2,256,091         $  3,078,635
                                                                        ===================================

                      See notes to  financial statements

 Statements of Stockholders' Equity - six months ended June 30, 2001 and 2000
                                  (unaudited)

                                     -------------------------------------------------------------------------------------
                                             Common Stock                 Additional
                                             ------------                   paid-in          Accumulated
                                         Shares      Par Value              Capital            Deficit             Total
                                     -------------------------------------------------------------------------------------
Balance - January 1, 2000...........   15,418,722     $154,187           $84,835,742        ($72,101,392)      $12,888,537

Shares issued under non-employee
 director stock plan................       22,648          227                23,773                   -            24,000

Shares issued at $1.50 per share
 to settle contingent obligation
 to sellers of HumaTech
 Corporation........................       37,333          373                55,627                   -            56,000

Shares issued upon exercise of
 options............................       16,334          163                14,075                   -            14,238

Net loss for six months ended
 June 30, 2000......................            -            -                     -          (1,060,833)       (1,060,833)

                                     -------------------------------------------------------------------------------------
Balance - June 30, 2000.............   15,495,037     $154,950           $84,929,217        ($73,162,225)      $11,921,942
                                     =====================================================================================

Balance - January 1, 2001...........   15,514,700     $155,147           $84,950,018        ($74,244,144)      $10,861,021

Shares issued under non-employee
 director stock plan................       29,816          298                23,702                   -            24,000

Shares issued upon exercise of
 options............................       11,335          113                 9,925                   -            10,038

Net loss for six months ended
 June 30, 2001......................            -            -                     -            (866,306)         (866,306)
                                     -------------------------------------------------------------------------------------
Balance - June 30, 2001.............   15,555,851     $155,558           $84,983,645        ($75,110,450)      $10,028,753
                                     =====================================================================================

                       See notes to financial statements

                              ProCyte Corporation
                   Notes to Financial Statements (unaudited)

1.  Basis of presentation

    The accompanying unaudited condensed financial statements of ProCyte Corporation ("ProCyte" or the "Company") for the three month and six month periods ended June 30, 2001 and 2000, have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and
Article 10 of Regulation S-X. Pursuant to such rules and regulations, the condensed financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for audited financial statements. Accordingly, this financial information should be read in conjunction with the complete audited financial statements, including the notes thereto, which are included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000. In the opinion of management, all material adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial statements have been included. Interim results are not necessarily indicative of the results that may be expected for the year.

2.  Accounts receivable

    The Company has provided a reserve for uncollectable accounts receivable in the amount of $102,332 at June 30, 2001 and $92,332 at December 31, 2000.

3.  Inventory

    Inventory consisted of the following:

                                                      June 30, 2001           December 31, 2000
                                                    ---------------------------------------------
           Finished Goods                               $   980,961            $1,022,739
           Work in process                                1,009,587             1,417,580
           Raw materials                                    457,669               181,708
           Reserve for excess and obsolete items           (390,000)             (380,000)
                                                    -------------------------------------
           Total                                        $ 2,058,217            $2,242,027
                                                    =====================================


4.  Property and equipment


    Property and equipment consisted of the following:

                                                            June 30, 2001      December 31, 2000
                                                          ---------------------------------------
        Equipment.......................................     $ 2,142,580         $ 2,122,000
        Leasehold improvements..........................       4,028,807           4,028,807
        Less accumulated depreciation and
          amortization..................................      (4,015,054)         (3,808,816)
        Reserve for loss on disposition of assets.......         (95,436)                  -
                                                             -------------------------------
        Property and equipment, net.....................     $ 2,060,897         $ 2,341,991
                                                             ===============================

5.  Intangible assets

    At June 30, 2001 and December 31, 2000, intangible assets are shown net of $916,617 and $786,396 of accumulated amortization.

6.  Stockholders' equity

    Information relating to stock options granted, exercised, canceled and currently exercisable is as follows:

                                                                Shares subject to        Weighted average
                                                                -----------------        ----------------
                                                                      option              exercise price
                                                                      ------              --------------
        Balance - January 1, 2000..........................          1,861,727                 $1.71
          Granted..........................................            134,500                 $1.34
          Exercised........................................            (16,334)                $0.87
          Canceled.........................................            (47,533)                $0.86
                                                                ----------------------------------------
        Balance - June 30, 2000............................          1,932,360                 $1.72
                                                                ========================================


                                                                 Shares subject to        Weighted average
                                                                 -----------------        ----------------
                                                                      option              exercise price
                                                                      ------              ----------------
        Balance - January 1, 2001..........................        2,081,861                   $1.63
          Granted..........................................           38,000                   $1.11
          Exercised........................................          (11,335)                  $0.89
          Canceled.........................................         (140,116)                  $1.36
                                                                 -----------------------------------------
        Balance - June 30, 2001............................        1,968,410                   $1.64
                                                                 =========================================
        Currently exercisable..............................        1,220,425                   $2.13
                                                                 =========================================

     At June 30, 2001, the Company's 1996 Stock Option Plan had 345,165 shares of the Company's common stock available.

     The Company issued 10,076 shares on July 1, 2001 in payment of the Board of Director retainers for the second quarter. As of July 17, 2001, the Company's 1998 Non-employee Director Stock Plan had 189,215 shares of the Company's common stock available.

     As of June 30, 2001, there were 100,000 shares of the Company's common stock reserved for issuance under three common stock warrants issued on May 26, 1999 in exchange for services. The three warrants oblige the Company to issue 33,334 shares at $0.6875 per share, the market price on the grant date, 33,333 shares at $1.6875 and 33,333 shares at $2.6875. Each of the three warrants has a five-year life and is fully vested. The fair value of these warrants was determined to be $90,117 using the Black-Scholes option pricing model and was expensed in 1999. The assumptions used in the model were a risk-free interest rate of 4.08%, an expected life of five years, 98% stock price volatility, and no dividends over the expected life.

7.   Recent accounting pronouncements


     In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141 ("SFAS 141"), "Business Combinations." SFAS 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. The Company does not believe that the adoption of SFAS 141 will have a significant impact on its financial statements.

     In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets", which is effective January 1, 2002. SFAS 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill. SFAS 142 also requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. The Company is currently assessing but has not yet determined the impact of SFAS 142 on its financial position and results of operations.

8.   Subsequent Events

Sale of Contract Manufacturing Business

     On July 17, 2001 ProCyte sold the assets, net of related liabilities, related to the contract manufacturing operation for $2.25 million to Emerald Pharmaceutical LP. Consideration received consisted of $250,000 in cash, a 10-year interest-bearing note in the principle amount of $2,000,000. A provision of approximately $100,000 has been recorded at June 30, 2001 as an estimate of the loss that will be realized from the transaction. The contract manufacturing operation includes the substantial majority of the fixed assets of the Company. As part of the agreement, ProCyte will lease a portion of its current 32,750 square foot leased facility to Emerald. Also, in connection with the sale of the assets, the Company holds a minority limited partnership interest in Emerald. During the years 1998, 1999 and 2000 and for the six months ended June 30, 2001, the contract manufacturing service generated revenues of $436,167, $762,320, $1,085,750 and $195,620, respectively. Expenses for the same periods were approximately $2,050,000, $1,800,000, $1,500,000 and $882,000 respectively.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     This Form 10-Q, contains forward-looking statements. In some cases you can identify forward- looking statements by terminology such as "believe," "expect," "intend," "anticipate," "estimate," "predict," "potential," "propose" or "continue," the statements are only predictions. Actual events or results may differ materially. In evaluating these statements, you should specifically consider various factors described below in the section entitled "Important Factors That May Affect Results."

     Although we believe the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. This report should be read in conjunction with the Company's annual report on Form 10-K.

Corporate Overview

     ProCyte develops and markets skin health and hair care products, focusing the direct selling efforts of its own sales organization on the therapeutic and cosmeceutical skin sector. The Company markets its products primarily to dermatologists, plastic surgeons and cosmetic surgeons, and emphasizes product lines containing its patented copper peptide technologies. ProCyte believes that its patented copper peptide technologies have application in a wide range of skin and hair care products in both the physician and consumer markets. The Company has in place licensing and distribution agreements with strategic partners, under which, they will market products in the mass retail and prestige segments of the health and beauty market.

     On April 19, 2000, ProCyte announced a long-term license agreement with Neutrogena Corporation, a Johnson & Johnson company, for worldwide use of its patented copper peptide technology in consumer products for skin health. The agreement provides ProCyte with milestone and royalty payments and specifies minimum payment levels. In April 2001, Neutrogena launched the first series of products under the Visibly Firm(TM) brand name.

     In June 2001, ProCyte announced a long-term licensing and supply agreement with American Crew, a division of Colomar USA, for use of its patented AHK Copper Peptide for hair care products for sale in the hair and beauty salon and day spa marketplaces. The agreement covers the United States and certain international markets and provides ProCyte with milestone and royalty payments that include minimum payment levels.

     The Company markets its own skin health products directly to physicians. The product portfolio consists of Neova(R) Therapy copper peptide anti-aging products along with other complimentary skin care products under the same brand name. In addition, the Company markets its copper peptide containing Complex Cu\\3\\(R) line of products for treatment following chemical peels, microdermabrasion and laser procedures. The Company's line of advanced sun protection products, including the Ti-Silc(TM) line, and therapeutic skin care, allow for a complimentary approach to medically directed skin health. The Complex Cu\\3\\(R) and Neova(R) Therapy products allow the Company to differentiate its comprehensive line of skin care products on the basis of its proprietary copper peptide technologies. These products are distributed using the Company's own sales force.

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

Operating Losses

  The Company has incurred operating losses since its inception. The costs associated with researching and developing its proprietary technology and selling and marketing its products have not yet been exceeded by the Company's product sales and other revenues. Over the past three years, the operating losses have been significantly reduced by the Company's growing product sales in the U.S. and foreign markets, and by it's strategic licensing agreements. The Company has also been successful in maintaining or in many cases reducing its operating costs. At June 30, 2001, the Company's accumulated deficit was approximately $75.1 million. The Company still expects to report its first quarterly profit later this year.

Revenues

  Total revenues for the quarter increased by 43% to $2,414,874 as compared to $1,687,670 for the same period a year ago. Revenues for the first six months also increased 57% to $4,956,435 as compared to $3,150,728 for the same period a year ago.

  For the quarter, product sales increased 68% to $2,097,743, an $850,596 increase over the $1,247,147 reported in the second quarter of 2000. For the six months ended, product sales increased 89% to $4,414,304 as compared to $2,339,546 in 2000. Product sales to the physician market have increased 38% for the quarter and 37% for the six months ended over the same periods in 2000. Product sale revenue also includes sales of copper peptide to Neutrogena for their recent launch of Visibly Firm(TM) Active Copper(TM) products.

  During the first six months, the Company began recognizing royalties from its licensing agreement with Neutrogena, as compared to milestone payments reported in the same period in 2000. For the quarter, the Company reported $212,346, a small increase over $212,247 reported in the same quarter in 2000. Year-to-date, royalty and licensing revenues have increased 24% to $346,511 as compared to $280,463 for the same six months last year.

  Contract service revenues decreased 54% in the second quarter to $104,785 from $228,276 in 2000. Revenues for the six-months also decreased 63% to $195,620 compared to the same prior year period. On July 17, 2001, the Company sold its manufacturing operation, and does not expect to recognize any additional contract service revenue in 2001.

  Interest income earned declined 58% in the second quarter to $20,082 as compared to $47,687, and a 43% decrease in the first six-months to $57,997 as compared to $102,395 reported in the same period in the prior year. The decrease is due to the reduced funds available for investment.

Expenses

  The cost of product sales was $767,454 (36.6% of product sales) for the three-month period ended June 30, 2001, as compared to $352,945 (28.3% of product sales) during the comparable period in 2000. For the first six months cost of product sales was $1,946,826 (44.1% of product sales) as compared to $629,567 (26.9% of product sales) for the same period in 2000. The change in cost of sales reflects the Company's increased shipments of raw copper peptide, which is sold for a smaller profit margin than the other finished good products. The Company has maintained its profit margins on the other product lines.

  Selling, general and administrative expenses increased 19% to $1,689,199 in the second quarter as compared to $1,420,477 reported for the same quarter last year. Year-to-date, expenses increased 13% to $3,303,893 from $2,935,088 reported in the same period last year. The Company has been successful in keeping its expense growth well below the rate of its revenue growth. The Company expects to report lower expenses in the remaining quarters of this year, due to the divesting of its contract manufacturing service operations.

  Research and development expenses decreased 35% to $243,305 in the three-month period ending June 30, 2001, as compared to $374,059 reported for the same period in 2000. In the first six months of 2001, expenses decreased 29% to $530,380 as compared to $749,300 in 2000. The decrease reflects the Company's continuing efforts to shift from research activities towards more conventional product development programs.

Liquidity and Capital Resources

  The Company has relied primarily on equity financing, product sales, royalties and license fees, contract services, interest income and corporate partnerships to fund its operations and capital expenditures. At June 30, 2001, the Company had approximately $2.3 million in cash and cash equivalents, compared to $2.77 million at December 31, 2000. A large part of the decrease in cash and cash equivalents reflects the negative cash flow from the Company's contract manufacturing service operations. Subsequent to June 30, 2001, the Company transferred a $724,000 deposit from a contract-manufacturing customer to Emerald Pharmaceutical LP as part of the sale transaction. The Company also received $250,000 from Emerald as initial payment towards the purchase.

  The Company believes that its existing cash and cash equivalents and interest thereon, will be sufficient to meet its working capital requirements for at least the next twelve months. However, there can be no assurance that the underlying assumed levels of revenue and expense will prove accurate. The Company will depend on product revenues, royalties and license fees, asset redeployment, interest income, equity financing, and funding from corporate partnerships to meet its future capital needs. See "Important Factors Regarding Forward-Looking Statements - Need for Additional Capital".

Additional Factors that May Affect Results

  In addition to the other information contained in this report, the following factors could affect the Company's actual results and could cause our actual results to differ materially from those achieved in the past or expressed in our forwarding-looking statements.

History of Operating Losses; Accumulated Deficit; Fluctuations in Future
Earnings

  The Company has been launching products based on its proprietary copper peptide technology since mid-1996. It expects to continue to launch new copper peptide based products in 2001. To date the Company has generated increasing revenues from sales of products based on its proprietary technology, but there can be no assurance that the Company will be able to generate sufficient product sales from those products or revenues from its contract services to achieve a profitable level of operations. As of June 30, 2001, the Company's accumulated deficit was approximately $75.1 million. The Company is expecting to be profitable in the final two quarters of 2001. In addition to sales of products based on its proprietary copper peptide technology, the Company's revenues have historically included sales of non-proprietary products, license fees and royalties, revenue from contract services and interest income. There can be no assurance that the Company can achieve a consistent and profitable level of operations, which is dependent on the Company's ability to successfully manufacture and market its products, enter into agreements with corporate partners for commercialization of the Company's products, and license the Company's products and technology. In addition, payments under corporate partnerships and licensing arrangements, if any, may be subject to fluctuations in both timing and amounts. The time required to reach sustained profitability is uncertain, and there can be no assurance that the Company will be able to achieve profitability on a sustained basis. Moreover, if the Company does achieve profitability, the level of profitability cannot be predicted and may vary significantly from quarter to quarter.

Need for Additional Capital

  The Company expects positive cash flow from operations in the last half of 2001. The Company may require additional funds to expand or enhance its sales and marketing activities and to continue product development. The Company's future capital requirements will depend on numerous factors, including: its efforts, and the efforts of its collaborative partners, to commercialize its products; the continued progress in the Company's research and development programs; the relationships with existing and future corporate collaborators, if any; the competing technological and market developments; the costs involved in filing, prosecuting and enforcing patent claims; the time and costs of commercialization activities; and other factors. As of June 30, 2001, the Company had cash and cash equivalents of $2.3 million. The Company estimates that, at its planned rate of spending, its existing cash and cash equivalents and the interest income thereon will be sufficient to meet its capital requirements for at least the next twelve months. There can be no assurance that the underlying assumed levels of revenue and expense will prove accurate. Whether or not these assumptions prove to be accurate, the Company may need to raise additional capital. The Company may be required to seek additional funding through public or private financing, including equity financing, or through collaborative arrangements. Adequate funds for these purposes, whether obtained through financial markets or from collaborative or other arrangements with corporate partners or other sources, may not be available when needed or may not be available on terms favorable to the Company. If issuing equity securities raises additional funds, dilution to existing shareholders will result. In addition, in the event that additional funds are obtained through arrangements with collaborative partners, such arrangements may require the Company to relinquish its rights to certain technologies or potential products that it would otherwise seek to develop or commercialize on its own. If funding is insufficient at any time in the future, the Company may be required to: delay, scale back or eliminate some or all of its marketing and research and development programs; sell assets; or license to third parties the rights to commercialize products or technologies that the Company would otherwise seek to develop on its own. Furthermore, the terms of any such license agreements or asset sales might be less favorable than if the Company were negotiating from a stronger position. Moreover, if funding is insufficient at any time in the future and the Company's existing funds are depleted, the Company may be required to cease operations.

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

  ProCyte's success depends, in part, upon its ability to protect its products and technology under intellectual property laws in the United States and abroad. As of June 30, 2001, the Company had 21 issued US patents expiring between 2005 and 2017 and numerous issued foreign patents and patent registrations. The patents relate to use of the Company's copper-based technology for a variety of healthcare applications, and to the composition of certain biologically active, synthesized compounds. The Company's strategy has been to apply for patent protection for certain compounds and their discovered uses that are believed to have potential commercial value in countries that offer significant market potential. There can be no assurance that patent applications relating to the technology used by the Company will result in patents being issued. There can be no assurance that any patent issued to the Company will not be subjected to further proceedings limiting the scope of the rights under the patent or that such patent will provide a competitive advantage, will afford protection against competitors with similar technology, or will not be successfully challenged, invalidated or circumvented by competitors.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

   ProCyte did not own any derivative financial instruments as of June 30, 2001. The Company is debt-free and is exposed to interest rate risk only to the extent that it has invested idle cash balances. At June 30, 2001, such balances were invested in a United States Treasury money market fund. ProCyte employs established policies and procedures to manage its exposure to changes in the market risk of its investments. The Company believes that the market risk arising from holdings of its financial instruments is not material.


                          Part II - Other Information



Item 1.  Legal Proceedings

       None.

Item 2.  Changes in Securities and Use of Proceeds

       None.

Item 3.  Defaults Upon Senior Securities

       None.

Item 4.  Submission of Matters to a Vote of Security Holders

   The annual meeting of the shareholders of the Company was held on May 23, 2001. The election of directors was the only matter submitted to the shareholders for vote. As of April 10, 2001, the record date, there were 15,555,017 shares eligible to vote at the meeting, of which 85.99% or 13,376,184 were represented at the meeting, constituting a quorum.

   The five nominees for election as directors were elected to serve until the 2002 annual meeting of the shareholders, and until the election and qualification of their respective successors. The vote for each director follows:

          --------------------------------------------------------------
           DIRECTOR                     FOR              WITHHELD
          --------------------------------------------------------------
           John F. Clifford          13,239,889           136,295
           John Hammer               13,242,489           133,695
           Matt L. Leavitt           13,243,489           132,695
           Glenn A. Oclassen         13,240,989           135,195
           Robert E. Patterson       13,242,489           133,695

Item 5.  Other Information

Sale of Contract Manufacturing Business

   On July 17, 2001, the Company completed the sale of its contract manufacturing business to Emerald Pharmaceuticals, L.P., a Delaware limited partnership. The Company received a purchase price of $250,000 cash paid at closing and a promissory note for an additional $2,000,000 payable over ten years. Payments of interest under the promissory note will be monthly. Payments of principle under the promissory note will not commence until the fourth anniversary of closing and will be annual. Assets sold in the transaction included certain manufacturing equipment; rights under certain contracts; certain inventory and certain intellectual property related to the Business; certain computer hardware and software and other tangible assets. Emerald assumed certain liabilities of the contract manufacturing business, including obligations under the assumed contracts. The terms of this disposition of assets are more fully described in the Asset Purchase Agreement, dated July 13, 2001, by and among the Company and Emerald, filed as an exhibit to this Form 10-Q. As part of the agreement, ProCyte will lease a portion of its current 32,750 square foot leased facility to Emerald. In connection with the sale of the assets, the Company holds a minority limited partnership interest in Emerald, which entitles it to receive cash distributions from time to time. The nature and amount of consideration in this transaction was determined by arms' length negotiation of the parties.

   The Company is reporting a one-time charge of approximately $100,000 for the estimated loss associated with the disposition of the Business in the second quarter. During the years 1998, 1999 and 2000 and for the six months ended June 30, 2001, the Business generated revenues of $436,167, $762,320, $1,085,750 and
$195,620, respectively. Expenses for the same periods were approximately $2,050,000, $1,800,000, $1,500,000 and $882,000, respectively.

Licensing Agreement with American Crew

   ProCyte Corporation announced on June 28, 2001, that it had entered into long term license and supply agreements with American Crew, a division of The Colomer Group, for use of its patented AHK

Copper Peptide Complex(TM) for hair care products for the sale in the hair and beauty salon and day spa marketplaces. The agreements cover the United States and certain international markets, and provide ProCyte with milestone and royalty payments that include minimum payment levels. American Crew is a leader in meeting the needs of professional salons. Their products are specifically formulated for men, and are sold in 35,000 salons in the U.S. and over 40 other countries around the world.

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits

         See Exhibit Index on page 21.

(b)      Reports on Form 8-K

          None.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                    PROCYTE CORPORATION
                                                       (REGISTRANT)



Date: July 27, 2001                     By:        /s/ John F. Clifford
                                            ------------------------------------
                                             John F. Clifford, Chairman and CEO



Date: July 27, 2001                     By:         /s/ Mark E. Landis
                                            ------------------------------------
                                                  Mark E. Landis, Controller

                                 EXHIBIT INDEX

Exhibit   Description                                                                     Note
2.1       Asset Purchase and Sale Agreement dated April 27, 1998, between the
          Registrant and HumaTech Corporation                                               E


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

10.15*    Form of Severance Agreement for Mr. John Clifford                                 D

10.16*    Form of Promissory Note between ProCyte Corporation and Mr. John Clifford         H

10.17+    Distribution & License Agreement dated December 12, 1997 between the              G
          Registrant and Bard Medical Division

10.18+    License Agreement dated April 19, 2000 between ProCyte Corporation and            I
          Neutrogena Corporation

10.19+    Asset Purchase Agreement dated July 13, 2001 between ProCyte Corporation and      J
          Emerald Pharmaceuticals, L.P.

*  Management contract or compensatory plan or arrangement.
+ Confidential treatment has been granted or requested with respect to portions of this exhibit.
A. Incorporated by reference to the Registrant's Registration Statement of Form S-1 (No. 33-31353).
B. Incorporated by reference to the Registrant's Registration Statement of Form S-1 (No. 33-46364).
C. Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994.
D. Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1996.
E. Incorporated by reference to the Registrant's current Report on Form 8-K dated April 27, 1998
F. Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the Quarter ended June 30, 1998.
G. Incorporated by reference to the Registrant's Amended Annual Report on Form 10-K/A dated December 31, 1997.
H. Incorporated by reference to the Registrant's Amended Annual Report on Form 10-K/A dated December 31, 1998.
I. Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the Quarter ended March 31, 2000.
J.  Filed herewith