Form 10-Q
period 2001-09-30
PROCYTE CORP /WA/
filed 2001-11-13
CIK 856072

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-Q



             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934.


                For the Quarterly Period Ended September 30, 2001

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

                                 Yes [X] No [_]

As of October 17, 2001, there were issued and outstanding 15,653,542 shares of common stock, par value $.01 per share.

                               ProCyte Corporation

                                      INDEX

Part I -  Financial Information ..............................................................   3
  Item 1. Condensed Financial Statements (unaudited) .........................................   3
    Balance Sheets - as of September 30, 2001 and December 31, 2000 ..........................   3
    Statements of Operations - three and nine months ended September 30, 2001 and 2000 .......   4
    Statements of Cash Flows - nine months ended September 30, 2001 and 2000 .................   5
    Statements of Stockholders' Equity - nine months ended September 30, 2001 and 2000 .......   6
    Notes to Condensed Financial Statements ..................................................   7
  Item 2. Management's Discussion and Analysis of Financial Condition and
    Results of Operations ....................................................................  10
  Item 3. Quantitative and Qualitative Disclosures About Market Risk .........................  17
Part II - Other Information ..................................................................  17
  Item 1.  Legal Proceedings .................................................................  17
  Item 2.  Changes in Securities and Use of Proceeds .........................................  17
  Item 3.  Defaults Upon Senior Securities ...................................................  18
  Item 4.  Submission of Matters to a Vote of Security Holders ...............................  18
  Item 5.  Other Information .................................................................  18
  Item 6.  Exhibits and Reports on Form 8-K ..................................................  18
Signatures ...................................................................................  19
EXHIBIT INDEX ................................................................................  20

                         Part I - Financial Information


Item 1. Condensed Financial Statements


                  Balance Sheets - as of September 30, 2001 and
                         December 31, 2000 (unaudited)

                                                                                  -------------------------------------------
                                                                                    September 30, 2001     December 31, 2000
                                                                                  -------------------------------------------
Assets

     Cash and cash equivalents ...............................................      $   2,760,166           $   2,773,474
     Accounts receivable, net of allowance for doubtful accounts .............          1,104,544               1,263,810
     Inventory, net of reserve ...............................................          2,109,913               2,242,027
     Other current assets ....................................................            255,198                 171,510
                                                                                  -------------------------------------------
         Total current assets ................................................          6,229,821               6,450,821

     Property and equipment, net .............................................          1,642,954               2,341,991

     Intangible assets, net ..................................................          2,984,264               3,180,046

     Other assets ............................................................          1,985,302                 212,568
                                                                                  -------------------------------------------

         Total Assets ........................................................      $  12,842,341           $  12,185,426
                                                                                  ===========================================

Liabilities and Stockholders' Equity

     Accounts payable and other accrued liabilities ..........................      $     553,642           $     579,227
     Customer deposit ........................................................            478,951                 600,000
                                                                                  -------------------------------------------
         Total current liabilities ...........................................          1,032,593               1,179,227

     Other liabilities .......................................................            164,249                 145,178
     Deferred proceeds .......................................................          1,561,006                      --
                                                                                  -------------------------------------------
         Total liabilities ...................................................          2,757,848               1,324,405

     Common stock and additional paid in capital .............................         85,207,012              85,105,165
     Accumulated deficit .....................................................        (75,122,519)            (74,244,144)
                                                                                  -------------------------------------------
         Stockholders' equity ................................................         10,084,493              10,861,021
                                                                                  -------------------------------------------

         Total Liabilities and Stockholders' Equity ..........................      $  12,842,341           $  12,185,426
                                                                                  ===========================================

                   See notes to condensed financial statements

             Statements of Operations - three and nine months ended
                    September 30, 2001 and 2000 (unaudited)

                                                 ----------------------------------------------------------------------
                                                    Three months ended September 30,   Nine months ended September 30,
                                                         2001            2000               2001            2000
                                                 ----------------------------------------------------------------------
Revenues
  Product sales ............................        $  1,756,609    $  1,310,753       $  6,170,913    $  3,650,299
  Licenses and royalties ...................             577,852         126,327            924,363         406,790
  Contract manufacturing ...................                  --         225,826            195,620         756,545
                                                 ----------------------------------------------------------------------
  Total revenue ............................           2,334,461       1,662,906          7,290,896       4,813,634

  Cost of product sales ....................             703,061         443,835          2,649,887       1,073,403
                                                 ----------------------------------------------------------------------

     Gross profit ..........................           1,631,400       1,219,071          4,641,009       3,740,231

Operating Expenses
  Selling, general and administrative ......           1,591,320       1,522,832          4,895,213       4,457,920
  Research and development .................              87,190         265,597            617,570       1,014,897
  Provision for loss on sale of
     manufacturing assets ..................               9,955              --            109,594              --
                                                 ----------------------------------------------------------------------
  Total operating expenses .................           1,688,465       1,788,429          5,622,377       5,472,817
                                                 ----------------------------------------------------------------------

  Operating Loss ...........................             (57,065)       (569,358)          (981,368)     (1,732,586)

  Interest and other income ................              44,996          45,014            102,993         147,409

                                                 ----------------------------------------------------------------------
  Net loss .................................           ($ 12,069)      ($524,344)         ($878,375)    ($1,585,177)
                                                 ======================================================================

Net loss per common share, basic and diluted              ($0.00)         ($0.03)            ($0.06)         ($0.10)

Weighted average number of common shares
   used in computing net loss per common
   share ...................................          15,595,502      15,503,161         15,563,318      15,469,817


                   See notes to condensed financial statements

           Statements of Cash Flows - nine months ended September 30,
                           2001 and 2000 (unaudited)

                                                                    ---------------------------------------------
                                                                          Nine months ended September 30,
                                                                             2001                  2000
                                                                    ---------------------------------------------
Operating Activities
   Net loss ....................................................           ($878,375)          ($1,585,177)
   Adjustments to reconcile net loss to net cash used in
      operating activities:
      Depreciation and amortization ............................             478,216               535,443
      Amortization of promissory note discount .................              (5,200)                    -
      Amortization of deferred gain ............................             (66,900)                    -
      Provision for disposition of manufacturing assets ........             109,594                     -
      Stock issued in payment of expenses ......................              36,000                89,000
   Changes provided (used) by:
      (Increase) decrease in accounts receivable ...............             134,633              (329,335)
      Decrease in inventory ....................................             126,998                73,678
      Increase in other current assets .........................             (83,688)              (80,730)
      Increase in other non-current assets .....................              (3,551)               (3,551)
      Increase (decrease) in current liabilities ...............            (146,634)              504,670
      Increase in other liabilities ............................              19,071                 8,155
                                                                    ---------------------------------------------
        Net cash used in operating activities ..................            (279,836)             (787,847)

Financing Activities
   Proceeds from issuance of common stock ......................              65,847                14,235
                                                                    ---------------------------------------------
        Net cash provided by financing activities ..............              65,847                14,235

Investing Activities
   Purchase of property and equipment ..........................             (29,179)              (16,745)
   Net proceeds from sale of assets ............................             212,243                     -
   Investment in Emerald Pharmaceutical LP .....................              (1,000)                    -
   Decrease in security deposit ................................              18,617                51,302
                                                                    ---------------------------------------------
        Net cash provided by investing activities ..............             200,681                34,557
                                                                    ---------------------------------------------

        Net decrease in cash and cash equivalents ..............             (13,308)             (739,055)

Cash and Cash Equivalents:
        At beginning of period .................................           2,773,474             3,883,187
                                                                    ---------------------------------------------

        At end of period .......................................          $2,760,166            $3,144,132
                                                                    =============================================

   Promissory note received from sale of assets ................          $2,000,000                     -

                   See notes to condensed financial statements

      Statements of Stockholders' Equity - nine months ended September 30,
                           2001 and 2000 (unaudited)

                                                     -----------------------------------------------------------------------------
                                                             Common Stock            Additional
                                                             ------------             paid-in       Accumulated
                                                         Shares       Par Value       Capital         Deficit           Total
                                                     -----------------------------------------------------------------------------
Balance - January 1, 2000 .......................      15,418,722   $    154,187   $ 84,835,742    ($72,101,392)   $ 12,888,537

Shares issued under non-employee
  director stock plan ..........................           30,772            308         32,692               -          33,000

Shares issued at $1.50 per share
  to settle contingent obligation
  to sellers of HumaTech
  Corporation ...................................          37,333            373         55,627               -          56,000

Shares issued upon exercise of
  options .......................................          16,334            163         14,072               -          14,235

Net loss for nine months ended
  September 30, 2000 ............................               -              -              -      (1,585,177)     (1,585,177)

                                                     -----------------------------------------------------------------------------
Balance - September 30, 2000 ....................      15,503,161   $    155,031   $ 84,938,133    ($73,686,569)   $ 11,406,595
                                                     =============================================================================


Balance - January 1, 2001 .......................      15,514,700   $    155,147   $ 84,950,018    ($74,244,144)   $ 10,861,021

Shares issued under non-employee
  director stock plan ...........................          39,892            399         35,601               -          36,000

Shares issued upon exercise of
  options .......................................          88,002            880         64,967               -          65,847

Net loss for nine months ended
  September 30, 2001 ............................               -              -              -        (878,375)       (878,375)

                                                     -----------------------------------------------------------------------------
Balance - September 30, 2001 ....................      15,642,594   $    156,426   $ 85,050,586    ($75,122,519)   $ 10,084,493
                                                     =============================================================================

                   See notes to condensed financial statements

                               ProCyte Corporation

               Notes to Condensed Financial Statements (unaudited)

1.   Basis of presentation

     The accompanying unaudited condensed financial statements of ProCyte Corporation ("ProCyte" or the "Company") for the three month and nine month periods ended September 30, 2001 and 2000, have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and
Article 10 of Regulation S-X. Pursuant to such rules and regulations, the condensed financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for audited financial statements. Accordingly, this financial information should be read in conjunction with the complete audited financial statements, including the notes thereto, which are included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000. In the opinion of management, all material adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial statements have been included. Interim results are not necessarily indicative of the results that may be expected for the year.

2.   Accounts receivable

     The Company has provided a reserve for uncollectable receivables in the amount of $279,902 at September 30, 2001 and $92,332 at December 31, 2000.

3.   Inventory

     Inventory consisted of the following:

                                                                                      September 30, 2001  December 31, 2000
                                                                                      --------------------------------------
           Finished Goods                                                             $ 1,114,776             $ 1,022,739
           Work in process                                                                938,478               1,417,580
           Raw materials                                                                  541,659                 181,708
           Reserve for excess and obsolete items                                         (485,000)               (380,000)
                                                                                      ------------------------------------

           Total                                                                      $ 2,109,913             $ 2,242,027
                                                                                      ====================================

4.   Property and equipment

     Property and equipment consisted of the following:

                                                                                      September 30, 2001  December 31, 2000
                                                                                      -------------------------------------
           Equipment............................................................             $   310,633      $ 2,122,000
           Leasehold improvements ..............................................               4,028,807        4,028,807
           Less accumulated depreciation and amortization ......................              (2,696,486)      (3,808,816)
                                                                                      ------------------------------------

           Property and equipment, net .........................................             $ 1,642,954      $ 2,341,991
                                                                                      ====================================

5.   Intangible assets

     At September 30, 2001 and December 31, 2000, intangible assets are shown net of $982,178 and $786,396 of accumulated amortization.

6.   Stockholders' equity

     Information relating to stock options granted, exercised, canceled and currently exercisable is as follows:

                                                                  Shares subject to      Weighted average
                                                                  -----------------      -----------------
                                                                       option             exercise price
                                                                       ------             --------------
          Balance - January 1, 2000..........................        1,861,727                  $1.71
             Granted ........................................          184,000                  $1.28
             Exercised ......................................          (16,334)                 $0.87
             Canceled .......................................         (122,697)                 $0.93
                                                                  -----------------
          Balance - September 30, 2000 ......................        1,906,696                  $1.73
                                                                  =================

                                                                  Shares subject to      Weighted average
                                                                  -----------------      ----------------
                                                                        option            exercise price
                                                                        ------            --------------
          Balance - January 1, 2001 .........................        2,081,861                  $1.63
             Granted ........................................          118,000                  $1.21
             Exercised ......................................          (88,002)                 $0.75
             Canceled .......................................         (293,781)                 $1.82
                                                                  -----------------
          Balance - September 30, 2001 ......................        1,818,078                  $1.61
                                                                  =================

          Currently exercisable .............................        1,229,257                  $1.95
                                                                  =================

    At September 30, 2001, the Company's 1996 Stock Option Plan had 317,497 shares of the Company's common stock available.

    The Company issued 10,948 shares on October 1, 2001 in payment of the Board of Director retainers for the third quarter. As of October 17, 2001, the Company's 1998 Non-employee Director Stock Plan had 178,267 shares of the Company's common stock available.

    As of September 30, 2001, there were 100,000 shares of the Company's common stock reserved for issuance under three common stock warrants issued on May 26, 1999 in exchange for services. The three warrants oblige the Company to issue 33,334 shares at $0.6875 per share, the market price on the grant date, 33,333 shares at $1.6875 and 33,333 shares at $2.6875. Each of the three warrants has a five-year life and is fully vested. The fair value of these warrants was determined to be $90,117 using the Black-Scholes option-pricing model and was expensed in 1999. The assumptions used in the model were a risk-free interest rate of 4.08%, an expected life of five years, 98% stock price volatility, and no dividends over the expected life.

7.   Recent accounting pronouncements

    In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141 ("SFAS 141"), "Business Combinations." SFAS 141 requires the purchase method of accounting for business combinations initiated after September 30, 2001 and eliminates the pooling-of-interests method. The Company does not believe that the adoption of SFAS 141 will have a significant impact on its financial statements.

    In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets", which is effective January 1, 2002. SFAS 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill. SFAS 142 also requires the Company to complete a transitional goodwill impairment test nine months from the date of adoption. The Company is currently assessing but has not yet determined the impact of SFAS 142 on its financial position and results of operations.

    In July 2001, the Financial Accounting Standards Board published Statement of Financial Accounting Standards ("SFAS") No. 143 Part 1, "Accounting for Asset Retirement Obligations". This pronouncement amends SFAS No. 19, "Financial Accounting and Reporting by Oil and Gas Producing Companies". This Statement applies to all entities and financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The provisions of SFAS No. 143 are required to be applied starting with fiscal years beginning after June 15, 2002. The Company does not expect SFAS No. 143 to have a material impact on the Company's financial statements.

    In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". This pronouncement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" as well as reporting provisions of Accounting Principles Board Opinion No. 30 and Accounting Research Bulleting No. 51. The provisions of SFAS No. 144 are required to be applied starting with fiscal years beginning after December 15, 2001. The Company does not expect SFAS No. 144 to have a material impact on the Company's financial statements.

8.   Sale of Contract Manufacturing Business

    On July 17, 2001, ProCyte sold the assets, net of liabilities, related to the contract manufacturing operation for $2.25 million to Emerald Pharmaceutical LP. Consideration received consisted of $250,000 in cash, and a 10-year interest-bearing note in the principle amount of $2,000,000. The Company has recognized a $109,594 loss from the transaction. Included as part of the agreement, ProCyte will lease a portion of its current 32,750 square foot leased facility, including existing leasehold improvements, to Emerald. Also included in the proceeds is $1,627,906, which will be recognized over the term of the lease for Emerald's use of the leasehold improvements. In addition to the sale of the assets, the Company holds a minority limited partnership interest in Emerald.

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

Corporate Overview

    ProCyte develops and markets skin health and hair care products, focusing the direct selling efforts of its own sales organization on the therapeutic and cosmeceutical skin sector. The Company markets its products primarily to dermatologists, plastic surgeons and cosmetic surgeons, and emphasizes product lines containing its patented copper peptide technologies. ProCyte believes that its patented copper peptide technologies have application in a wide range of skin and hair care products in both the physician and consumer markets. The Company has in place licensing and distribution agreements with strategic partners, under which, they market products in the physician and consumer health and beauty markets.

    On April 19, 2000, ProCyte announced a long-term license and supply agreement with Neutrogena Corporation, a Johnson & Johnson company, for worldwide use of its patented copper peptide technology in consumer products for skin health. The agreement provides ProCyte with milestone and royalty payments and specifies minimum payment levels. In April 2001, Neutrogena launched the first series of products under the Visibly Firm(TM) brand name. Additional products were launched in August.

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

    The Company markets its own skin health products directly to physicians. The product portfolio consists of Neova(R) Therapy copper peptide anti-aging products along with other complimentary skin care products under the same brand name. In addition, the Company markets its copper peptide containing Complex Cu\\3\\(R) line of products for treatment following chemical peels, microdermabrasion and laser procedures. The Company's line of advanced sun protection products, including the Ti-Silc(TM) line, and its therapeutic skin care, allow for a complimentary approach to medically directed skin health. The Complex Cu\\3\\(R) and Neova(R) Therapy products allow the Company to differentiate its comprehensive line of skin care products on the basis of its proprietary copper peptide technologies. These products are distributed using the Company's own sales force.

    The Company markets its Tricomin(R) hair care products for the maintenance of thinning hair in both men and women. These products, most of which contain Triamino Copper Complex(TM), are marketed to physicians using the Company's own sales force and directly to consumers through specialty distributors, and through the Company's web site at www.tricomin.com.

    Additionally, ProCyte believes that it is the only company providing a line of specific products that address the importance of wound care in hair transplant procedures. The Company's GraftCyte(TM) line of wound care products containing copper peptide for use following hair restoration surgery are promoted through its own sales force and specialty distributors.

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

    On July 17, 2001, ProCyte sold the assets, net of liabilities, related to the contract manufacturing operation for $2.25 million to Emerald Pharmaceutical LP. During the years 1998, 1999 and 2000, and for the nine months ended September 30, 2001, the contract manufacturing service generated revenues of $436,167, $762,320, $1,085,750 and $195,620, respectively. Expenses for the same periods were approximately $2,050,000, $1,800,000, $1,500,000 and $882,000.

Revenues

    Total revenues for the quarter increased 40% to $2,334,461 as compared to $1,662,906 for the same quarter a year ago. Revenues for the nine months also increased 51% to $7,290,896 as compared to $4,813,634 for the same period in the prior year.

    For the quarter, product sales increased 34% to $1,756,609, a $445,856 increase over the $1,310,753 reported in the third quarter of 2000. For the nine months ended, product sales increased 69% to $6,170,913 as compared to $3,650,299 in 2000. Product sales to the physician market increased 16% for the quarter and 30% for the nine months ended, over the same periods in 2000. The increase during both the quarter and the nine-month period was primarily from new customer growth and increased sales of the Company's popular Neova(R) Therapy products. Product sale revenue also includes sales of GHK copper peptide to Neutrogena, which launched their Visibly Firm(TM) Active Copper(TM) products earlier this year.

    For the third quarter, the Company's royalty and licensing revenue increased 357% to $577,852, a $451,525 increase over $126,327 reported in the same quarter in the prior year. Year-to-date, royalty and licensing revenues increased 127% to $924,363 as compared to $406,790 for the same nine months last year. Royalty growth continues to be driven by Neutrogena's first year launch of Visibly Firm(TM) Active Copper(TM) products.

    The Company sold its contract manufacturing business in July 2001, and had no revenue to report in the third quarter as compared to $225,826 reported in the same quarter in the prior year. Comparable revenues for the nine-months were $195,620 in 2001 and $756,545 in 2000.

    Interest income of $44,996 earned in the third quarter was similar to the interest earned in the same quarter in the prior year, $45,014. For the nine months, interest earnings have declined 30.1% to $102,993 as compared to $147,409 earned in 2000, due to the reduced funds available for investment and lower market yields. The Company began receiving interest on its $2,000,000 promissory note from Emerald Pharmaceutical in the third quarter.

Expenses

    The cost of product sales was $703,061 (40.0% of product sales) for the quarter ended September 30, 2001, as compared to $443,835 (33.9% of product sales) reported for the same quarter in 2000. For the first nine months cost of product sales was $2,649,887 (42.9% of product sales) as compared to $1,073,403 (29.4% of product sales) for the same period in 2000. The change in cost of sales reflects the Company's increased shipments of GHK copper peptide, which is sold for a smaller profit margin than the other finished good products. The Company has maintained its profit margins on the other product lines.

    Selling, general and administrative expenses increased 4.5% to $1,591,320 in the third quarter as compared to $1,522,832 reported for the same quarter last year. Year-to-date, expenses increased 9.8% to $4,895,213 from $4,457,920 reported in the same period last year. The Company has been successful in keeping its expense growth well below the rate of its revenue growth. The Company expects to report lower expenses in the final quarter of this year, due to the divesting of its contract manufacturing business.

    Research and development expenses decreased 67.2% to $87,190 in the three-month period ending September 30, 2001, as compared to $265,597 reported for the same period in 2000. In the first nine months of 2001, expenses decreased 39.1% to $617,570 as compared to $1,014,897 in 2000. The decrease reflects the Company's continuing efforts to shift from research activities towards more conventional product development programs.

Operating Losses

    The Company has incurred operating losses since its inception. The costs associated with researching and developing its proprietary technology and selling and marketing its products have not yet been exceeded by the Company's product sales and other revenues. The net loss for the quarter decreased 98% to $12,069 as compared to a loss of $524,344 reported for the same quarter in 2000. Year-to-date, the net loss has fallen 45% to $878,375 as compared to $1,585,177 for the same period in 2000. Over the past three years, the operating losses have been significantly reduced by the Company's growing product sales in the U.S. and foreign markets, and by it's strategic licensing agreements. In July 2001, the Company sold its contract manufacturing operation, which has never generated enough revenue to cover its operating expenses. During the years 1998, 1999 and 2000, and for the nine months ended September 30, 2001, the contract manufacturing service generated revenues of $436,167, $762,320, $1,085,750 and $195,620, respectively. Expenses for the same periods were approximately $2,050,000, $1,800,000, $1,500,000 and $882,000. At September 30, 2001, the
Company's accumulated deficit was approximately $75.1 million.

Liquidity and Capital Resources

    The Company has relied primarily on equity financing, product sales, royalties and license fees, contract services, interest income and corporate partnerships to fund its operations and capital expenditures. At September 30, 2001, the Company had approximately $2.76 million in cash and cash equivalents, compared to $2.77 million at December 31, 2000. Reducing negative cash flows from operations, along with net proceeds from the sale of the manufacturing business has helped the Company improve its nine-month cash position to the level equal to year-end 2000.

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

History of Operating Losses; Accumulated Deficit; Fluctuations in Future
Earnings

    The Company has been launching products based on its proprietary copper peptide technology since mid-1996. It expects to continue to launch new copper peptide based products in 2002. To date the Company has generated increasing revenues from sales of products based on its proprietary technology and licensing agreements, but there can be no assurance that the Company will be able to generate sufficient revenues to achieve a profitable level of operations. As of September 30, 2001, the Company's accumulated deficit was approximately $75.1 million. In addition to sales of products based on its proprietary copper peptide technology, the Company's revenues have historically included sales of non-proprietary products, revenue from contract services and interest income. There can be no assurance that the Company can achieve a consistent and profitable level of operations, which is dependent on the Company's ability to successfully manufacture and market its products, enter into agreements with corporate partners for commercialization of the Company's products, and license the Company's products and technology. In addition, payments under corporate partnerships and licensing arrangements, if any, may be subject to fluctuations in both timing and amounts. The time required to reach sustained profitability is uncertain, and there can be no assurance that the Company will be able to achieve profitability on a sustained basis. Moreover, if the Company does achieve profitability, the level of profitability cannot be predicted and may vary significantly from quarter to quarter.

Need for Additional Capital

    The Company's cash flow was positive in the third quarter, which includes proceeds from the sale of the contract manufacturing assets. The Company may require additional funds to expand or enhance its sales and marketing activities and to continue product development. The Company's future capital requirements will depend on numerous factors, including: its efforts, and the efforts of its collaborative partners, to commercialize its products; the continued progress in the Company's research and development programs; the relationships with existing and future corporate collaborators, if any; the competing technological and market developments; the costs involved in filing, prosecuting and enforcing patent claims; the time and costs of commercialization activities; and other factors. As of September 30, 2001, the Company had cash and cash equivalents of $2.76 million. The Company estimates that, at its planned rate of spending, its existing cash and cash equivalents and the interest income thereon will be sufficient to meet its capital requirements for at least the next twelve months. There can be no assurance that the underlying assumed levels of revenue and expense will prove accurate. Whether or not these assumptions prove to be accurate, the Company may need to raise additional capital. The Company may be required to seek additional funding through public or private financing, including equity financing, or through collaborative arrangements. Adequate funds for these purposes, whether obtained through financial markets or from collaborative or other arrangements with corporate partners or other sources, may not be available when needed or may not be available on terms favorable to the Company. If issuing equity securities raises additional funds, dilution to existing shareholders will result. In addition, in the event that additional funds are obtained through arrangements with collaborative partners, such arrangements may require the Company to relinquish its rights to certain technologies or potential products that it would otherwise seek to develop or commercialize on its own. If funding is insufficient at any time in the future, the Company may be required to: delay, scale back or eliminate some or all of its marketing and research and development programs; sell assets; or license to third parties the rights to commercialize products or technologies that the Company would otherwise seek to develop on its own. Furthermore, the terms of any such license agreements or asset sales might be less favorable than if the Company were negotiating from a stronger position. Moreover, if funding is insufficient at any time in the future and the Company's existing funds are depleted, the Company may be required to cease operations.

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

    ProCyte's success depends, in part, upon its ability to protect its products and technology under intellectual property laws in the United States and abroad. As of September 30, 2001, the Company had 21 issued US patents expiring between 2005 and 2017 and numerous issued foreign patents and patent registrations. The patents relate to use of the Company's copper-based technology for a variety of healthcare applications, and to the composition of certain biologically active, synthesized compounds. The Company's strategy has been to apply for patent protection for certain compounds and their discovered uses that are believed to have potential commercial value in countries that offer significant market potential. There can be no assurance that patent applications relating to the technology used by the Company will result in patents being issued. There can be no assurance that any patent issued to the Company will not be subjected to further proceedings limiting the scope of the rights under the patent or that such patent will provide a competitive advantage, will afford protection against competitors with similar technology, or will not be successfully challenged, invalidated or circumvented by competitors.

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

    In addition to obtaining approval or clearance from the FDA or foreign regulatory bodies to market a product, the prospective manufacturer's quality control and manufacturing procedures must conform to current good manufacturing practices ("cGMP") guidelines, or ISO 9000 standards, when appropriate. In complying with these regulations, which are subject to change at any time without notice to the Company, ProCyte must continue to expend time, effort and financial resources in production and quality control. In addition, ProCyte's contract manufactures maybe subject to the regulations of and inspections by other foreign, federal, state or local agencies. There can be no assurance that the Company's contract manufactures facilities or operations will meet or continue to meet all appropriate guidelines or to pass inspections by any government agency.

    Failure to obtain regulatory approvals for its product candidates or to attain or maintain compliance with cGMP or other manufacturing requirements would have a material adverse effect on the Company's business, financial condition and results of operations.

Intense Competition

     Competition in the wound care, skin health and hair care markets is intense. The Company's competitors include well-established pharmaceutical, cosmetic and healthcare companies such as Obagi, Biomedic, Allergan and Nioxin. These competitors may have more financial and other resources, larger research and development staffs, and more experience and capabilities in researching, developing and testing products in clinical trials, in obtaining FDA and other regulatory approvals and in manufacturing, marketing and distribution than the Company. In addition, a number of smaller companies are developing or marketing competitive products. The Company's competitors may develop and commercialize products or obtain patent protection or other regulatory approvals for products more rapidly than the Company. In addition, competitive products may be manufactured and marketed more successfully than the Company's potential products. Such developments could render the Company's existing or potential products less competitive or obsolete and could have a material adverse effect on the Company's business, financial condition and results of operations.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

    ProCyte did not own any derivative financial instruments as of September 30, 2001. The Company is debt-free and is exposed to interest rate risk only to the extent that it has invested idle cash balances. At September 30, 2001, such balances were invested in a United States Treasury money market fund. ProCyte employs established policies and procedures to manage its exposure to changes in the market risk of its investments. The Company believes that the market risk arising from holdings of its financial instruments is not material.

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

         See Exhibit Index on page 20.

(b)      Reports on Form 8-K

         None.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             PROCYTE CORPORATION
                                                (REGISTRANT)



Date: November 9, 2001           By:            /s/ John F. Clifford
                                     ------------------------------------------
                                         John F. Clifford, Chairman and CEO



Date: November 9, 2001            By:            /s/ Mark E. Landis
                                     ------------------------------------------
                                             Mark E. Landis, Controller

                                  EXHIBIT INDEX

Exhibit        Description                                                                                Note
2.1            Asset Purchase and Sale Agreement dated April 27, 1998, between the Registrant and          E
               HumaTech Corporation

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

10.5*          1996 Stock Option Plan                                                                      D

10.6*          ProCyte Corporation 1998 Non-employee Director Stock Plan                                   F

10.7*          Change of Control Agreement for Ms. Robin Carmichael                                        F

10.8*          Change of Control Agreement for Mr. John Clifford                                           D

10.13*         Form of Indemnity Agreement dated February 23, 1995 between the Registrant and each         C
               of Dr. Blake, Mr. Patterson and Mr. Clifford.

10.14*         Form of Indemnity Agreement between ProCyte Corporation and each of various of its          F
               Officers and Directors

10.15*         Form of  Severance Agreement for Mr. John Clifford                                          D

10.16*         Form of Promissory Note between ProCyte Corporation and Mr. John Clifford                   H

10.17+         Distribution & License Agreement dated December 12, 1997 between the Registrant and         G
               Bard Medical Division

10.18+         License Agreement dated April 19, 2000 between ProCyte Corporation and Neutrogena           I
               Corporation
10.19+         Asset Purchase Agreement dated July 13, 2001 between ProCyte Corporation and Emerald        J
               Pharmaceuticals, L.P.

*    Management contract or compensatory plan or arrangement.
+ Confidential treatment has been granted or requested with respect to portions of this exhibit.
A. Incorporated by reference to the Registrant's Registration Statement of Form S-1 (No. 33-31353).
B. Incorporated by reference to the Registrant's Registration Statement of Form S-1 (No. 33-46364).
C. Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994.
D. Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1996.
E. Incorporated by reference to the Registrant's current Report on Form 8-K dated April 27, 1998
F. Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the Quarter ended June 30, 1998.
G. Incorporated by reference to the Registrant's Amended Annual Report on Form 10-K/A dated December 31, 1997.
H. Incorporated by reference to the Registrant's Amended Annual Report on Form 10-K/A dated December 31, 1998.
I. Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the Quarter ended March 31, 2000.
J. Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the Quarter ended June 30, 2001.