Form 10-K405
period 2001-12-31
PROCYTE CORP /WA/
filed 2002-03-28
CIK 856072

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

Commission file number 0-18044

PROCYTE CORPORATION
(exact name of registrant as specified in its charter)

Washington (State of incorporation)	91-1307460 (I.R.S. Employer Identification No.)

8511 154th Avenue N.E., Building A, Redmond, WA (Address of principal executive offices)	98052-3557 (Zip Code)

Registrant’s telephone number, including area code:

(425) 869-1239

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to the Section 12(g) of the Act:

Common Stock, par value $.01 per share

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

As of March 15, 2002 there were issued and outstanding 15,683,029 shares of common stock, par value $.01 per share.

The aggregate market value of common stock held by non-affiliates as of March 15, 2002 was $26.3 million, based upon the average of the closing high and low prices of such stock as reported on the NASD OTC bulletin board.

DOCUMENTS INCORPORATED BY REFERENCE

Parts of the following documents are incorporated by reference in Parts II and III of this Form 10-K report:  (1) the Proxy Statement for the Registrant’s 2002 Annual Meeting of Shareholders scheduled to be held May 21, 2002 and (2) the Registrant’s 2001 Annual Report to Shareholders.

PROCYTE CORPORATION

2002 FORM 10-K

PART I

ITEM 1.	BUSINESS

The entire discussion in this report, as well as other management discussion of the Company’s goals and expectations as reported in the Company’s 2001 Annual Report to Shareholders, contains Forward-Looking statements that are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. The words “believe”, “expect”, “intend”, “anticipate”, variations of such words and similar expressions identify Forward-Looking statements, but their absence does not mean that the statement is not Forward-Looking. These statements are not guaranties of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. Factors that could affect the Company’s actual results include, among other things, the availability of adequate funding, relationships with corporate collaborators, the rate of market acceptance of the Company’s products, the Company’s ability to obtain and defend patent and related future product and intellectual property rights and to market the its products, and the status of competing products. See “Important Factors Regarding Forward-Looking Statements.” Readers are cautioned not to place undue reliance on these Forward-Looking statements, which speak only as of the date of this report. ProCyte undertakes no obligation to update publicly any Forward-Looking statement to reflect new information, events or circumstances after the date of this report or to reflect the occurrence of unanticipated events.

General

ProCyte Corporation (“ProCyte” or the “Company”) is a Washington corporation organized in 1986. ProCyte is a healthcare company that develops, manufactures and markets products for skin health, hair care and, to a lesser extent, wound care. Many of the Company’s products incorporate its patented Copper Peptide technology.

The Company’s products are targeted for use in dermatology, plastic and cosmetic surgery markets following procedures, and for therapeutic maintenance of the skin and hair. The Company’s focus has expanded to include a variety of consumer markets for skin care and hair care products via strategic partners.

ProCyte’s mission is to market and/or license patented GHK and AHK Copper Peptide technologies for skin and hair care applications. The Company’s novel Copper Peptide technology is beginning to expand into the consumer market, and, we believe, may have potential for significant, rapid growth following in the steps of AHAs (alpha hydroxy acids) and retinol. It is our goal to generate profits from the sale of the products that the Company develops and licenses. To augment the commercialization of its technology, the Company has entered into distribution and license agreements primarily in the consumer markets and, to a lesser extent, the wound care markets. The Company has several initiatives in various stages of development to enable it to participate more directly in the consumer market. Consistent with this goal, the Company intends to retain and expand its proprietary rights to its products and technologies.

Products and Markets

In 2001, ProCyte continued to expand the number of products that incorporate its patented GHK and AHK Copper Peptide technologies, which address skin care needs for both women and men. The Company has identified several broad markets for its products in skin care. There also are several opportunities related to dermatologic conditions that are being investigated for over-the-counter or pharmacologic applications.

Dermatology, Plastic and Cosmetic Surgery and Consumer Skin Care

ProCyte’s products are well suited for use in the medical specialties of dermatology, plastic and cosmetic surgery. Many of the products developed by ProCyte incorporate the Company’s clinically tested Copper Peptide technologies. Several recent studies have confirmed the advantages of products containing the Copper Peptide technologies versus materials such as trentinoin retinol and Vitamin C, and other popular anti-aging and skin rejuvenation products. Previously, the actions of Copper Peptide containing wound care gels and creams have been documented in the scientific literature, for their ability to stimulate collagen synthesis, new blood vessel growth and tissue repair. This has lead to the development of a variety of products designed to treat the skin following certain cosmetic procedures such as microdermabrasion, laser resurfacing and hair transplantation. There are an increasing number of these cosmetic procedures performed each year as the baby boomer population ages. ProCyte has introduced a series of products tailored to the needs of these procedures, including the GraftCyte® System, and the Complex Cu3® System. ProCyte’s GraftCyte® System was launched in 1997 to address the special tissue repair needs of patients following hair restoration surgery. In the fourth quarter of 2000, the GraftCyte® Men’s Kit, which packaged the products in a handsome men’s shaving bag, was launched to upgrade the image and presentation of the GraftCyte® products. This new kit replaces the Single Patient Pack, and also includes a tube of the Iamin® Gel for treatment of the donor site incision. The market acceptance of this new packaging has been very positive. The GraftCyte® System currently consists of four differentiated products: GraftCyte® Moist Dressings for use after surgery; GraftCyte® Concentrated Spray to provide continuous hydration of the scalp after surgery; GraftCyte® Post-Surgical Shampoo and GraftCyte® Post-Surgical Conditioner to provide a gentle cleansing of the scalp.

The Company has continued to emphasize its Complex Cu3® Post Laser Lotion, Intensive Repair Creme, Cleanser and Hydrating Gel products used to treat patients following chemical peels, microdermabrasion and laser treatments. The Complex Cu3® products provide a comprehensive approach to post-procedure care and allow the Company to differentiate its line of skin care products on the basis of its proprietary Copper Peptide technology.

During 1999, the Company launched its successful Neova® Therapy line of anti-aging products in response to demand from physician customers. The Neova® Therapy line of GHK Copper Peptide products showcase elegant moisturizers and serums complimented by supporting cleansers, toners, and masks for an integrated approach to anti-aging skin care. In addition, there are complementary products, including oily skin, dry skin and sensitive skin products to treat specific skin conditions.

We believe that the Company’s technology has potential in a variety of consumer skin care markets. There is an increasing consumer and physician awareness of the ability to improve skin health and appearance with products designed specifically to meet the needs of the aging. Specific ingredients, such as AHA (alpha hydroxy acid) and retinols have played a dominant role in expanding the anti-aging and specialty skin care markets. Copper Peptide may have the same ability to grow the skin care markets and generate a similar presence in the market place. ProCyte’s strategy is to identify a significant partner in each skin care market segment to license its technology. The worldwide consumer skin care market is estimated to be in excess of $24 billion. There are numerous distinct segments that can be targeted for license or direct sale. These include Mass Retail, Prestige, Direct to Consumer (MLM), Home Shopping TV, Infomercial, Specialty Retail, Spa, Salon, Catalog, and Direct Mail.

In April 2000, ProCyte entered a long-term worldwide license agreement with Neutrogena Corporation, a Johnson & Johnson Company (“Neutrogena”), for worldwide use of the Company’s patented Copper Peptide technology in products for skin health in the mass retail market. Neutrogena develops, manufactures and markets domestically and internationally premium skin and hair care products. Neutrogena launched its 2 initial products using our technology under the brand name of Visibly Firm™ with Active Copper™ in April 2001. Since that time, it has added several new Copper Peptide products. The Company understands that Neutrogena plans to expand the sale of these products to its international markets in 2002.

In 1997, ProCyte entered into an exclusive worldwide supply and marketing agreement with Osmotics Corporation (“Osmotics”), where the Company granted Osmotics the right to market Copper Peptide containing products to the prestige department store skin care market. During 2001, this agreement was terminated when Osmotics failed to meet its minimum royalty obligations. ProCyte is in discussions with Osmotics regarding their failure to pay earned royalties.

ProCyte completed a license and supply agreement with Creative Nail Design on November 1, 2001, that gives Creative Nail Design worldwide rights for the Copper Peptide technology in the salon and spa markets for nail and hand care. The Company will receive certain milestone payments plus royalties in addition to selling Copper Peptide to Creative Nail Design.

On November 19, 2001, ProCyte signed an agreement with Atelier Esthetique for skin care product distribution in the U.S. salon market. ProCyte will supply products to Atelier Esthetique, most of which contain the Copper Peptide technology.

ProCyte expects to continue to license its Copper Peptide technology to other companies for specific market segments in the skin care category. The Company also believes that it can develop products for one or two niche market segments, in which they can be marketed, cost efficiently, as a separate line of products by the Company. Towards this end, ProCyte has established several new brand names for its products to maintain the strength and integrity of its physician branded products.

Hair Care

The Company commenced shipping its Tricomin® line of Triamino Copper Complex™ containing hair care products to physicians’ offices in the third quarter of 1998. Tricomin® Shampoos, Conditioners and Follicle Therapy Solution are positioned to participate in the rapidly growing $1.5 billion worldwide hair care market as a program for the maintenance of thinning hair in men and women. During 2001, the Company introduced Tricomin® Deep Conditioner for women and men needing extra moisturization in their conditioning products. Hair follicles require high concentrations of biological copper and the Tricomin® products deliver copper along with amino acids for nourishing and stimulating the hair and scalp for improved health, strength and appearance. These products provide physicians with a non-drug alternative to the problem of thinning hair for their patients.

ProCyte signed a license and supply agreement with American Crew, a leading men’s hair product company in June 2001. The agreement covers the US and an additional 20 countries throughout the world for hair care products in the salon and spa markets. Crew is expected to launch their initial products under the brand name Revitalize™ in the United States by April 2002. An international product release should occur in late 2002 or early 2003.

Chronic Wound Care

Since inception, the Company has focused on the chronic wound care market with varying degrees of success. Worldwide, this market is estimated to exceed $5 billion. It is highly fragmented, with many competitors, price constraints, and Medicare regulation. The wound care market requires a significant investment in supporting a large sales organization. For these reasons, ProCyte collaborates with partners to market its chronic wound care products. The Company has signed distribution agreements with companies for the United States, Latin America and Europe rather than individual agreements for each country. Several of these agreements either terminated at the end of 2001 or it is uncertain whether they will be continued until the end of fiscal 2002.

In December 1997, ProCyte entered into an exclusive distribution agreement covering the United States and Canada, with the Bard Medical Division of C.R. Bard, Inc. (“Bard”), for the hospital, nursing home and extended care markets. ProCyte’s Iamin® Hydrating Gel, Iamin® Wound Cleanser, and OsmoCyte® Pillow Wound Dressings were added to the Bard sales effort in January 1998. Canada was removed from the territory in 1999. Bard was required to make certain minimum annual purchases, but did not achieve that level in 1999 and 2000. The Company had agreed to continue the Bard agreement through 2001 on a non-exclusive basis, while it evaluated its options in this connection. On December 31, 2001, the agreement with Bard Medical terminated. Bard has, for the past 6 months, been in the process of being acquired by Tyco International. Currently our wound care products do not have a US distributor.

ProCyte entered into exclusive distribution agreement for the registration and distribution of certain of its wound care products in various foreign countries, including Merck KGaA (“Merck”), for Latin America and South Africa. The initial shipment of product to Brazil was made in the third quarter of 2000. During 2001, one additional shipment was made to Brazil and an initial shipment was made to Mexico during the first quarter of 2001. Subsequent to these shipments and during the initial product introduction Merck Brazil experienced a series of concerns during the use of the product. Despite additional testing, interviews and discussions with

Merck, Merck has informed ProCyte of its desire to end its license relationship. Merck currently owes ProCyte approximately $200,000 for purchase orders and product produced on purchase order. While the inventory and accounts receivable are fully reserved, ProCyte is hopeful that a settlement of the dispute can be made quickly. Amuchina SpA (“Amuchina”) an Italian medical products company signed an agreement in 1999 for Iamin® Gel and the OsmoCyte® Pillow for France and Italy and for a right of first negotiation for distribution to the rest of Europe, contingent upon obtaining CE Mark registration which has been delayed for several years. Amuchina was purchased by Angellini Pharmaceutical in 2001. Registration is in process and initial product shipment is expected to begin in late 2002. See “Important Factors Regarding Forward-Looking Statements—Government Regulation.”

Additional Product Development and/or Acquisitions

During 1999, the Company acquired NextDerm, Inc. (“NextDerm”), and with it the rights to several products in various stages of development. The Company introduced its first product based on the acquired technology during the third quarter 2000 as part of the Neova® oily skin product line. The Company plans to continue its skin health and hair care product development, and has introduced a number of anti-aging products and related products in 2001. ProCyte plans to introduce a line of skin care products for the consumer market using the NextDerm brand in 2002.

The Company also plans to continue to evaluate companies, products and technologies that offer synergistic opportunities for the Company to leverage its position in the medical marketplace, for acquisition and/or distribution by the Company. These opportunities may include Infomercials that would feature the Copper Peptide technology.

Contract Manufacturing Services

In July 2001, the Company sold its contract manufacturing operations to Emerald Pharmaceuticals, L.P., a newly formed Delaware limited partnership. ProCyte received $250,000 in cash, a $2 million promissory note and an 18% equity position in the partnership. Also, as part of the deal, the Emerald sub-leases 19,770 square feet of ProCyte’s current 32,750 square foot leased facility. The Company had been utilizing the excess capacity in the manufacturing facility to provide processing and other services to pharmaceutical and biotechnology clientele, but only generated $196,000 in revenue during the first half of 2001. The manufacturing operation generated contract revenues of $196,000, $1,085,750 and $762,320 in 2001, 2000 and 1999, respectively. Expenses related to the manufacturing operation, although not specifically segregated, are estimated to be $945,000 in 2001, $1,500,000 in 2000 and $1,800,000 in 1999.

Business Relationships

Neutrogena Corporation

In April 2000, ProCyte signed License and Supply Agreements with Neutrogena, giving them worldwide rights to the Copper Peptide technology for skin care in the mass retail markets. The Company received and will receive certain milestone payments and fees in addition to royalty payments based on sales by Neutrogena. Neutrogena introduced its first products in the US in April 2001.

American Crew

ProCyte entered a license and supply agreement with American Crew, a Colomer company, to develop and market hair care products in the spa and salon markets. Crew will launch its products for thinning hair beginning in April 2002. The Company receives certain license fees, royalties and revenues from the sale of AHK Copper Peptide to American Crew.

Creative Nail Design

Creative Nail Design and ProCyte signed license and supply agreements in November 2001 for GHK Copper Peptide. Creative will market products in the nail salon and spa market for nail and hand care. They are expected to launch their first product by year-end 2002.

Atelier Esthetique

The Company signed an agreement with Atelier on November 19, 2001. ProCyte will supply products to Atelier for skin care in the U.S. salon and spa markets. They are expected to launch their products under the brand name of Simple Solutions™ in April 2002.

Osmotics Corporation

In 1997, ProCyte entered into a supply and marketing agreement with Osmotics Corporation (the “Osmotics Agreement”), where the Company granted to Osmotics a limited, worldwide, non-transferable right to purchase and use one of ProCyte’s Copper Peptide compounds for making and selling skin care products for the prestige skin care market. The Osmotics Agreement was terminated in August 2001.

Bard Medical

In 1997, ProCyte entered into an exclusive distribution agreement with Bard (the “Bard Agreement”), giving Bard the exclusive rights to distribute wound care products manufactured by ProCyte in the United States. The Bard Agreement specified the products to be distributed by Bard in the hospital, nursing home and home healthcare markets and set minimum purchases required of Bard during the initial three-year term. The Bard agreement terminated on December 31st, 2001.

Merck KGaA

ProCyte entered into an exclusive distribution agreement with E. Merck (the “Merck Agreement”) in 1999. Merck is a $5 billion German pharmaceutical company. The Merck Agreement provides for the registration, promotion and distribution of ProCyte’s wound care products to the chronic wound care markets in Latin America and South Africa. The Merck Agreement has a ten-year term and establishes milestones and minimum purchase quantities that are contingent upon product registration in certain countries. Iamin® Hydrating Gel has been registered in Brazil, Mexico and Peru, which triggered a milestone payment in 2000. The agreement will terminate during 2002; meanwhile both parties are attempting to resolve payment and other issues.

Amuchina SpA (Angelini)

In 1999, ProCyte entered into an exclusive distributor agreement with Amuchina (the “Amuchina Agreement”), providing for distribution of Iamin® Hydrating Gel and OsmoCyte® Pillow Wound Dressings in Italy and France. ProCyte also gave Amuchina a right of first negotiation for other countries within the European Economic Community contingent upon obtaining CE Mark registration. The Amuchina Agreement provides for minimum purchases once the registration is complete.

Other business relationships

During 1999, the Company signed a distribution agreement with Sigmacon Medical Products of Toronto, Canada, covering the sale of the Company’s skin and hair care products in the Canadian dermatology and cosmetic surgery markets. This agreement was terminated in December 2001. The Company resumed marketing their products directly in this market.

ProCyte intends to establish corporate alliances with others that are capable of pursuing registrations of the Company’s copper-based skin care and wound care products and technology. There can be no assurance that the Company will be successful in attracting or retaining corporate alliances on terms favorable to the Company, whether for the Company’s skin care and wound care technology, that the interests and motivations of any corporate partner or licensee would be or remain consistent with those of the Company, or that such partners or licensees would successfully perform the necessary technology transfer, clinical development, regulatory compliance, manufacturing, marketing or other obligations. Suspension or termination of agreements with the Company’s current or future distributors, partners or licensees could have a material adverse affect on the development, manufacture and distribution of the Company’s proposed products and could materially adversely affect the Company’s financial position. See “Important Factors Regarding Forward-Looking Statements—Uncertainty of Corporate Alliances.”

Employees

At December 31, 2001, the Company had thirty-nine full-time employees, of whom one holds a Ph.D. degree. At year-end twenty-four were engaged in marketing and sales, two in product development, four in distribution and nine in finance and administration. The Company does not expect to significantly increase its staff in 2002. The Company believes that it has good relations with its employees.

Important Factors Regarding Forward-Looking Statements

History of Operating Losses; Accumulated Deficit; Fluctuations in Future Earnings

The Company has been launching products based on its proprietary Copper Peptide technology since 1996. It intends to continue to launch new Copper Peptide based products in 2002. To date the Company has generated progressively increasing revenues from sales of products based on its proprietary technology, but there can be no assurance that the Company will be able to generate sufficient product sales from those products to attain a profitable level of operations. As of December 31, 2001, the Company’s accumulated deficit was approximately $75.2 million. The Company currently believes that it may report a profit in 2002. In addition to sales of products based on its proprietary Copper Peptide technology, the Company’s revenues have historically included sales of non-proprietary products, license fees and royalties, revenue from contract manufacturing and interest income. The contract manufacturing operation was sold in July 2001. There can be no assurance that the Company can attain profitability or achieve a consistent, profitable level of operations. Attaining profitability is dependent upon a wide variety of factors, including successfully manufacturing and marketing its products, entering into agreements with corporate partners for commercialization of the Company’s products, and licensing the Company’s products and technology. Payments under corporate partnerships and licensing arrangements may be subject to fluctuations in both timing and amounts, and if profitability is achieved, the level of profitability may vary significantly from quarter to quarter.

Need for Additional Capital

The Company currently expects that it may generate positive cash flow from operations in 2002. The Company may require additional funds to expand or enhance its sales and marketing activities, to continue product development, acquire a product line or company, or fund an infomercial. The Company’s future capital requirements will depend on numerous factors, including: its efforts, and the efforts of its collaborative partners, to commercialize its products; the relationships with existing and future corporate collaborators, the competing technological and market developments; the costs involved in filing, prosecuting and enforcing patent claims; and the time and costs of commercialization activities. As of December 31, 2001, the Company had cash, and cash equivalents of $3.0 million. The Company estimates that, at its planned rate of spending, its existing cash and cash equivalents and the interest income thereon will be sufficient to meet its operating and capital requirements for at least the next twelve months. There can be no assurance, however, that our underlying assumed levels of revenue and expense will prove accurate. Whether or not these assumptions prove to be accurate, the Company may need to raise additional capital. The Company may be required to seek additional funding through public or private financing, including equity financing, or through collaborative arrangements. Adequate funds for these purposes, whether obtained through financial markets or from collaborative or other arrangements with corporate partners or other sources, may not be available when needed or may not be available on terms favorable to the Company. If we issue equity securities to raise additional funds, dilution to existing shareholders will result. In addition, in the event that additional funds are obtained through arrangements with collaborative partners, such arrangements may require the Company to relinquish its rights to certain technologies or potential products that it would otherwise seek to develop or commercialize on its own. If funding is insufficient at any time in the future, the Company may be required to: delay, scale back or eliminate some or all of its marketing and research and development programs; or license to third parties the rights to commercialize products or technologies that the Company would otherwise seek to develop on its own. Furthermore, the terms of any such license agreements or asset sales might be less favorable than if the Company were negotiating from a stronger position.

Dependence on and Management of Existing and Future Corporate Alliances

The successful commercialization of the Company’s existing and future products in the consumer and wound care markets will depend upon ProCyte’s ability to enter into and effectively manage corporate partnerships. There can be no assurance that the Company will be successful in establishing corporate alliances in the future, or that it will be successful in performing and maintaining existing or any future corporate alliances. Moreover, there can be no assurance that the interests and motivations of any corporate partner, distributor or licensee would be or remain consistent with those of the Company, or that the Company and such partners, distributors or licensees will successfully perform the necessary technology transfer, clinical development, regulatory compliance, manufacturing, marketing, commercialization and other obligations under their agreements. Any of these failures could have a material adverse effect on the Company’s business, financial condition and results of operations.

Uncertainty of Patent Position and Proprietary Rights

The patent positions of biotechnology, medical device and healthcare products companies are often uncertain and involve complex legal and factual questions, and the breadth of claims allowed in such patents cannot be predicted. The Company’s success will depend on its ability to obtain patents and licenses to patent rights, to maintain trade secrets, and to operate without infringing on the proprietary rights of others, both in the United States and in other countries. The failure of the Company or its licensors to obtain, maintain and enforce patent protection for the Company’s technology could have a material adverse effect on the Company.

ProCyte’s success depends, in part, upon its ability to protect its products and technology under intellectual property laws in the United States and abroad. As of March 13, 2002, the Company had 21 issued US patents expiring between 2005 and 2017 and numerous issued foreign patents and patent registrations. The patents relate to use of the Company’s copper-based technology for a variety of healthcare applications, and to the composition of certain biologically active, synthesized compounds. The Company’s strategy has been to apply for patent protection for certain compounds and their discovered uses that are believed to have potential commercial value in countries that offer significant market potential. There can be no assurance that patent applications relating to the technology used by the Company will result in patents being issued. Nor can there be any assurance that any patent issued to the Company will not be subjected to further proceedings limiting the scope of the rights under the patent or that such patent will provide a competitive advantage, will afford protection against competitors with similar technology, or will not be successfully challenged, invalidated or circumvented by competitors.

The Company’s processes and potential products may conflict with patents that have been or may be granted to competitors and others. As the biotechnology, medical device and healthcare industries expand and more patents are issued, the risk increases that the Company’s processes and potential products may give rise to claims that they infringe the patents of others. Such other persons could bring legal actions against the Company claiming damages and seeking to enjoin clinical testing, manufacturing and marketing of the affected product or use of the affected process. Litigation may be necessary to enforce patents issued to the Company, to protect trade secrets or know-how owned by the Company or to determine the enforceability, scope and validity of proprietary rights of others. If the Company becomes involved in such litigation, it could result in substantial expense to the Company and significant diversion of effort by the Company’s technical and management personnel. In addition to any potential liability for significant damages, the Company could be required to obtain a license to continue to manufacture or market the affected product or use the affected process. Costs associated with any licensing arrangement may be substantial and could include ongoing royalties. There can be no assurance that any license required under any such patent would be made available to the Company on acceptable terms, if at all. If such licenses could not be obtained on acceptable terms, the Company could be prevented from manufacturing and marketing existing or potential products. Accordingly, an adverse determination in such litigation could have a material adverse effect on the Company’s business, financial condition and results of operations. The Company is not aware of any conflicts at this time.

The Company also relies upon non-patented proprietary technology. There can be no assurance that the Company can meaningfully protect its rights to such non-patented technology, that any obligation to maintain the confidentiality of such proprietary technology will not be breached by employees, consultants, collaborators or others or that others will not independently develop or acquire substantially equivalent technology. To the extent that corporate partners or consultants apply Company technological information independently developed by them or by others to Company projects or apply Company technology or know-how to other projects, disputes may arise as to the ownership of proprietary rights to such information. Any failure to protect non-patented proprietary technology or any breach of obligations designed to protect such technology or development of equivalent technology may have a material adverse effect on the Company’s business, financial condition and results of operations.

Uncertainty of Government Regulatory Requirements

The manufacturing and marketing of ProCyte’s products are subject to regulation in the United States by the federal government, principally by the FDA, and in other countries by similar health and regulatory authorities. The Federal Food, Drug and Cosmetic Act, and the regulations promulgated thereunder, and other federal and state statutes govern, among other things, the testing, manufacture, safety, labeling, storage, record-keeping, advertising and promotion of cosmetic products and medical devices. Product development and approval or clearance within the regulatory framework could require a number of years and involve the expenditure of substantial resources.

The Company’s products and product candidates may be regulated by any of a number of divisions of the FDA. The process of obtaining and maintaining regulatory approvals for the manufacturing or marketing of the Company’s existing and potential products is costly and time-consuming and is subject to unanticipated delays. Regulatory requirements ultimately imposed could also adversely affect the ability of the Company to clinically test, manufacture or market products.

In the United States, products that do not seek to make effectiveness claims based on human clinical evaluation may be subject to review and regulation under the FDA’s cosmetic or 510(k) medical device guidelines. Similar guidelines exist for such products in other countries. Such 510(k) products, which include wound care dressings and certain ointments and gels, must show safety and substantial equivalency with predicate products already cleared by the FDA to be marketed. There can be no assurance that product applications submitted to the FDA or similar agencies in other countries will receive clearance to be marketed, or that the labeling claims sought will be approved, or that, if cleared, such products will be commercially successful or free from third party claims relating to the effectiveness or safety of such products.

In addition to obtaining approval or clearance from the FDA or foreign regulatory bodies to market a product, the prospective manufacturer’s quality control and manufacturing procedures must conform to current good manufacturing practices (“cGMP”) guidelines, or ISO 9000 standards, when appropriate. In complying with these regulations, which are subject to change at any time without notice to the Company, ProCyte must continue to expend time, effort and financial resources in production and quality control. There can be no assurance that the Company’s operations will meet or continue to meet all appropriate guidelines or to pass inspections by any government agency.

The Company also is or may become subject to various other federal, state, local and foreign laws, regulations and policies relating to, among other things, safe working conditions, good laboratory practices, and the use and disposal of hazardous or potentially hazardous substances used in connection with research and development.

Failure to obtain regulatory approvals where appropriate for its product candidates or to attain or maintain compliance with cGMP or other manufacturing requirements would have a material adverse effect on the Company’s business, financial condition and results of operations.

Intense Competition

Competition in the wound care, skin health and hair care markets is intense. The Company’s competitors include well-established pharmaceutical, cosmetic and healthcare companies such as Johnson and Johnson, ICN, and Allergan. These competitors have substantially more financial and other resources, larger research and development staffs, and more experience and capabilities in researching, developing and testing products in clinical trials, in obtaining FDA and other regulatory approvals and in manufacturing, marketing and distribution than the Company. In addition, a number of smaller companies are developing or marketing competitive products. The Company’s competitors may succeed in developing and commercializing products or obtaining patent protection or other regulatory approvals for products more rapidly than the Company. In addition, competitive products may be manufactured and marketed more successfully than the Company’s potential products. Such developments could render the Company’s existing or potential products less competitive or obsolete and could have a material adverse effect on the Company’s business, financial condition and results of operations.

Potential Volatility of Stock Price; Bulletin Board Listing

The market prices for securities of healthcare, pharmaceutical and biotechnology companies are subject to volatility, and the market has from time to time experienced significant fluctuations that are unrelated to the operations of the Company. ProCyte’s market price has fluctuated over a wide range since the Company’s initial public offering in 1989, and since March 25, 1999, the Company’s common stock has traded on the NASD OTC bulletin board. Because real-time price information may not be easily available for bulletin board securities, an investor is likely to find it more difficult to dispose of, or to obtain accurate quotations on the market value of, the Company’s securities than if they were listed on a the Nasdaq or a national exchange. In addition, purchases and sales of the Company’s securities may become subject to Rule 15g-9 of the Exchange Act, which imposes various sales practice requirements on broker-dealers, or to the “penny stock” rules, either of which would likely reduce the level of trading activity in the secondary market for the Company’s securities and make selling the securities more difficult for an investor.

Announcements concerning the Company or its competitors, including fluctuations in operating results, research and development program direction, results of clinical trials, addition or termination of corporate alliances, technology licenses, clearance or approval to market products, announcements of technological innovations or new products by the Company or its competitors, changes in government regulations, healthcare reform, developments in patent or other proprietary rights of the Company or its competitors, litigation concerning business operations or intellectual property, or public concern as to safety of products, as well as changes in general market conditions and mergers and acquisitions, may have a significant effect on the market price of ProCyte’s common stock.

ITEM 2.	PROPERTIES

As of December 31, 2001, the Company leased approximately 32,750 square feet in which ProCyte occupied 12,980 square feet of warehouse and office space and subleased 19,770 square feet to Emerald Pharmaceutical L.P. at it’s facility in Redmond, Washington under a ten-year lease, which expires on June 30, 2007.

ITEM 3.	LEGAL PROCEEDINGS

Not applicable.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

PART II

ITEM 5.	MARKET FOR THE COMPANY’S COMMON STOCK AND RELATED SHAREHOLDER MATTERS

The Company’s common stock is traded on the NASD over the counter bulletin board under the symbol “PRCY.” The following table sets forth the high and low bid prices for the Company’s common stock for the periods indicated. Such prices reflect inter-dealer prices, without retail mark-up, markdown or commission, and may not necessarily represent actual transactions.

	High	Low
2000
First quarter	$2.81	$0.72
Second quarter	2.38	0.94
Third quarter	1.53	0.88
Fourth quarter	1.20	0.56

2001
First quarter	$1.53	$0.64
Second quarter	1.27	0.80
Third quarter	1.47	0.93
Fourth quarter	1.60	0.94

2002
Through March 15	$1.98	$1.24

At the close of business on March 15, 2002, there were 395 holders of record of the Company’s common stock. This does not include the number of persons, whose stock is in nominee or “street name” accounts through brokers. ProCyte has not paid any cash dividends on its common stock and does not intend to pay cash dividends in the foreseeable future.

Sale of Unregistered Securities

In connection with consulting services received, the Company, on May 26, 1999, issued three five-year warrants. The first warrant gives the holder the right to purchase 33,334 shares of Common Stock at an exercise price of $0.6875 per share (“Warrant No. 1”). The second warrant gives the holder the right to purchase 33,333 shares of Common Stock at a purchase price of $1.6875 per share (“Warrant No. 2”). The third warrant gives the holder the right to purchase 33,333 shares of Common Stock at a purchase price of $2.6875 per share (“Warrant No. 3”). Warrants No.1, No.2 and Warrant No. 3 were issued in reliance on Section 4(2) of the Securities Act of 1933. The purchaser represented, in connection with the purchase of the warrant, that it was an accredited investor as defined in Regulation D under the Securities Act. On January 4, 2002, the purchaser, by cashless exercise of Warrant No. 1, exchanged Warrant No. 1 for 18,594 shares of Common Stock. The shares issued upon exercise of the Warrant No. 1 were issued without a restrictive legend in reliance on Rule 144(k) under the Securities Act.

On May 27, 1999, an aggregate of [236,748] shares of Company Common Stock were issued to three Company shareholders, two of whom also were employees of the Company, under earn out arrangements executed in connection with the Company’s acquisition of substantially all of the assets of HumaTech

Corporation pursuant to a Purchase and Sale Agreement dated as of April 27, 1998 (the “HumaTech Purchase Agreement”). The three Company shareholders formerly were shareholders of HumaTech and received the shares in consideration of their execution of the HumaTech Purchase Agreement and/or confidentiality and nondisclosure agreements with the Company. The Common Stock issued to the shareholders was valued on the basis of the 20-day average of the closing prices as of a date prior to issuance. On May 26, 2000, an aggregate of [37,333] additional shares of Company Common Stock were issued under these arrangements. The shares in these transactions were issued in reliance on the Section 4(2) and/or Rule 144 private placement exemptions under the Securities Act.

ITEM 6.	SELECTED FINANCIAL DATA

Selected Quarterly Financial Data (unaudited)

	Quarter Ended
	March 31	June 30	September 30	December 31
2001
Revenue	$2,316,561	$2,414,874	$2,334,461	$2,646,215
Cost and expenses	3,081,141	2,799,597	2,391,526	2,499,786
Interest and other income	37,915	20,082	44,996	49,752
Net loss	$(501,665)	$(364,641)	$(12,069)	$(28,819)
Net loss per common share, basic and diluted	$(0.03)	$(0.02)	$(0.00)	$(0.00)
Weighted average number of common shares used in computing net loss per common share	15,538,405	15,555,420	15,595,502	15,653,423

2000
Revenue	$1,463,058	$1,687,670	$1,662,906	$1,801,749
Cost and expenses	2,166,475	2,147,481	2,232,264	2,434,166
Interest and other income	54,708	47,687	45,014	74,842
Net loss	$(648,709)	$(412,124)	$(524,344)	$(557,575)
Net loss per common share, basic and diluted	$(0.04)	$(0.03)	$(0.03)	$(0.04)
Weighted average number of common shares used in computing net loss per common share	15,435,833	15,470,165	15,503,161	15,514,700

Selected Annual Financial Data

	Year Ended December 31,
	2001	2000	1999	1998	1997
Revenue	$9,712,111	$6,615,383	$4,694,966	$2,720,444	$949,148
Cost and expenses	10,772,050	8,980,386	10,259,357	7,726,233	8,305,420
Interest and other income	152,745	222,251	248,929	538,842	907,628
Net loss	$(907,194)	$(2,142,752)	$(5,315,462)	$(4,466,947)	$(6,448,644)
Net loss per common share, basic and diluted	$(0.06)	$(0.14)	$(0.35)	$(0.32)	$(0.48)
Weighted average number of common shares used in computing net loss per common share	15,609,777	15,481,007	14,999,496	14,117,485	13,326,929
Cash, cash equivalents and short term investments	$3,002,579	$2,773,474	$3,883,187	$6,938,981	$12,866,617
Total assets	12,810,598	12,185,426	13,446,628	18,302,378	21,310,959
Total liabilities	2,742,925	1,324,405	558,091	622,828	694,462
Stockholders’ equity	$10,067,673	$10,861,021	$12,888,537	$17,679,550	$20,616,497

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Critical Accounting Policies and Estimates

The “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, as well as disclosures included elsewhere in this Form 10K, are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingencies. On an ongoing basis, we evaluate the estimates used, including those related to impairment and useful lives of intangible assets, allowances for accounts receivable and for excess and obsolete for inventory. We base our estimates on historical experience, current conditions and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources as well as identifying and assessing our accounting treatment with respect to commitments and contingencies. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies involve the more significant judgments and estimates used in the preparation of the consolidated financial statements.

Product revenues are recognized when products are shipped, contract manufacturing revenues are recognized when services are performed, license fees are recognized over the term of the license agreement, and royalties are recognized when earned. On rare occasions, the Company will receive advance deposits with customer purchase orders. These deposits are reported as a deferred revenue liability, until the product is transferred to the customer.

Approximately 23% of our assets as of December 31, 2001 consist of intangible assets, most of which have been acquired in business combinations and were recorded based on the fair value of the common stock we issued to effect those business combinations. As discussed below in the “Recent Accounting Pronouncements” section, we will adopt SFAS No. 142 on January 1, 2002. We do not expect to record a charge as a result of adopting SFAS 142. Ongoing analysis of whether the fair value of recorded goodwill is impaired will involve a substantial amount of judgment, as will establishing and monitoring estimated lives of amortizable intangible assets. Future charges related to intangible assets could be material depending on future developments and changes in technology and our business.

We maintain an allowance for doubtful accounts for estimated losses resulting from the potential inability of our customers to make required payments. We believe such allowances are adequate as of December 31, 2001; however, if the financial condition of our customers or other debtors were to deteriorate, resulting in an impairment of their ability to make payments to us, additional allowances may be required.

We also record a reserve for excess and obsolete inventory. Most of our products carry an expiration date. Products can potentially loose their saleable value, if they are not sold several months before this date. We believe that the reserve is adequate as of December 31, 2001. However, there can be no guarantee that ProCyte can continue to sell products at its current rate. An additional reserve may be necessary in the event that ProCyte’s sales were to decrease.

Corporate Overview

ProCyte continues to follow its mission of expanding the use and consumer acceptance of GHK and AHK Copper Peptide technology. During 2001, several new products were introduced in the Neova® Therapy line including Neova® Antioxidant Therapy. The sunscreen product line was expanded with the introduction of Ti-Silc® Untinted Sunscreen and an improved formulated Z-Silc™ Sunscreen. There were select additions and discontinuations in the regular product line to improve the product portfolio.

During 2001, ProCyte continued to develop and market its skin health and hair care products, and continued to work with its licensees to promote sales of Copper Peptide products. As the Company’s product line has expanded, it has continued to focus its direct efforts on specialty skin health and wound care sectors, marketing its products primarily to dermatologists, plastic surgeons and cosmetic surgeons.

The Company has continued its approach to marketing the GraftCyte® line of Copper Peptide containing wound care products for use following hair restoration surgery. ProCyte is the only company to provide a comprehensive line of products that address the importance of wound repair in the hair transplant procedure. The Company’s GraftCyte® products are promoted through its own sales force and specialty distributors.

The Company has also continued to emphasize its Complex Cu3® Intensive Repair Creme, Lotion, Cleanser and Hydrating Gel products used to treat patients following chemical peels, microdermabrasion and laser treatments. The Complex Cu3® allows the Company to differentiate its line of skin care products on the basis of its proprietary Copper Peptide technology.

The Company markets its Tricomin® line of Triamino Copper Complex™ containing hair care products primarily to physicians and directly to consumers through its web site at www.tricomin.com. Tricomin® shampoos, conditioners, and follicle therapy solution are positioned to participate in the rapidly growing $1.5 billion worldwide hair care market as a program for the maintenance of thinning hair for both men and women. Hair follicles require high concentrations of biological copper, and the Tricomin® products deliver copper along with amino acids for nourishing and stimulating the hair and scalp for improved health, strength and appearance.

In 2001, substantial efforts were made with our various partners in gaining registrations and supplying the Copper Peptide technology. During the first quarter of 2001, the Company shipped significant quantities of Copper Peptide to Neutrogena for their launch in April 2001. Additionally the Company signed new consumer license agreements with American Crew, Creative Nail and Atelier Esthetique in 2001. The AHK Copper Peptide compound was licensed to American Crew for hair care in the salon and spa market. The GHK Copper peptide compound was licensed to Creative Nail Design for nail and hand care in the salon and spa market. ProCyte will supply finished products to Atelier Esthetique for the U.S. salon and spa market. The Bard Medical agreement was terminated as of December 31st, 2001. Merck experienced difficulties in selling the Iamin® Gel in Brazil. Merck management in Latin America changed during 2001, and the new management has indicated a desire to discontinue sales of the Iamin® Gel. The Merck agreement will be terminated during 2002.

Amuchina, our partner in Europe, was acquired by Angelini ACRAF SpA Pharmaceutical. The change caused a significant slowdown in the registration process and product launch plans. They expect to initiate sales in late 2002.

Operating Losses

The Company has incurred operating losses since its inception due to the costs of supporting research, development, clinical studies and establishing a sales force for its proprietary technology. Since 1997, these losses have been gradually decreased as the focus of the Company has shifted from research to sales and marketing. As of December 31, 2001, the Company’s accumulated deficit was approximately $75.2 million. The Company significantly reduced its net losses in the second half of 2001. Total net losses for quarters three and four were $40,888 as compared to $866,306 reported in the first half of the year. The Company expects that it may achieve profitability in 2002, provided that its revenue base continues to grow. The Company sold its contract manufacturing operation in 2001, which sale is expected to reduce its annual operating expenses by approximately $1 million.

Revenue

During the year ended December 31, 2001, ProCyte generated total operating revenue of $9,712,111 from product sales, contract manufacturing services, licensing fees and royalties. Comparable revenues were $6,615,383 for the year ended December 31, 2000 and $4,694,966 for the year ended December 31, 1999.

The Company generates two types of product sale revenues. Overall, revenue from product sales was $8.4 million during the year ended December 31, 2001, up $3.3 million or 66% from $5.1 million during the comparable period in 2000. Product sales in 1999 were $3.7 million.

ProCyte receives product sales revenue from skin health; hair care and wound care products sold to physicians and distributors. Revenues from these sales were $6.3 million for the year ended December 31, 2001, up $1.4 million or 29% from $4.9 million during the comparable period in 2000. Sales grew $1.2 million or 34% in 2000 as compared to $3.7 million in 1999. The increases in 2001 and 2000 were primarily from the combination of expanding our U.S. sales base and from the successful growth in our Neova®, Ti-Silc® Sunscreen and GraftCyte® product lines.

The Company also reports sales of its bulk Copper Peptide compounds as product sales. Revenues from bulk sales were $2.1 million during the year ended December 31, 2001, up $1.9 million or 1072% from $166 thousand during the comparable period in 2000. The Company did not have any comparable sales in 1999. The increase in 2001 was primarily from supplying GHK compound to Neutrogena for its launch of Visibly Firm™ and Active Copper™ products.

Revenue from contract manufacturing services through July 2001 was $195,620 as compared to $1,085,750 during the year ended December 31, 2000. Revenue from contract manufacturing services in 1999 was $762,320. The contract manufacturing operation was sold in July 2001 to Emerald Pharmaceutical L.P.

Revenue from royalties and licensing fees were $1,115,527 in 2001, $474,603 in 2000 and $275,000 in 1999, and included royalties from licensing copper peptide complexes, licensing fees, option agreements and milestone payments from Neutrogena, American Crew, Creative Nail and Osmotics. The growth in 2001 and 2000 was primarily from Neutrogena’s launch of its Visibly Firm™ and Active Copper™ products in 2001 and milestone payments received in 2000.

Interest and other income was $152,745 during the year ended December 31, 2001, down $69,506 or 31% from $222,251 during the comparable period in 2000. Interest income was $248,292 in 1999. The decrease in interest and other income for both 2001 and 2000 was primarily a result of reduced funds available for investment and reduced investment yields in the market.

Expenses

The cost of product sales was $3,583,565, 42.7% of product sales, for the year ended December 31, 2001, as compared to $1,499,086, 29.7% of product sales, for the similar period in 2000. In 1999, the cost of product sales was $1,376,156, or 37.6% of product sales. In 2001, the Company sold a higher volume of bulk copper complexes, which are sold at a lower profit margin than the Company’s other finished products. The Company experienced stronger growth in its higher margin products in both 2001 and 2000.

Research and development expenses were $745,373 during the year ended December 31, 2001, down $529,921 or 42% from $1,275,294 during the comparable period in 2000. Research and development expenses in 1999 were $1,744,421. The decreases in both 2001 and 2000 were the results from the completion of certain research projects and studies and a scaling back on certain research activities.

Marketing and selling expenses were $3,321,515 during the year ended December 31, 2001, an increase of $200,178 or 6.4% from $3,121,337 during the comparable period in 2000. Marketing and selling expenses in 1999 were $2,331,867. The expense increase in 2001 and 2000 reflects the expansion of the Company’s national sales force and the related marketing support.

General and administrative expenses were $2,928,003 during the year ended December 31, 2001, down of $156,666 or 5% from $3,084,669 during the comparable period in 2000. General and administrative expenses in 1999 were $2,906,913. Expenses decreased in 2001 because of the elimination of the contract manufacturing expenses after July, and from other cost cutting efforts made by the Company. The Company also increased reserves for receivables and inventory related to Merck, Bard and Osmotics contract terminations in the amount of $255,000.

The Company recognized a loss of $193,594 on the disposition of the contract manufacturing operation in 2001. In 1999 the Company recognized a 1.9 million impairment of the facility and the assets used in its contract manufacturing operations.

Liquidity and Capital Resources

The Company has relied primarily on equity financing, revenue, interest income and corporate partnerships to fund its operations and capital expenditures. At December 31, 2001, the Company had approximately $3.0 million in cash and cash equivalents, compared to $2.8 million at December 31, 2000. The change in cash and cash equivalents reflects a positive operating cash flow in addition to receiving $250,000 from the sale of the contract manufacturing operation, less net expenses associated with the sale of $121,757.

ProCyte did not own any derivative financial instruments as of December 31, 2001. The Company is debt-free and is exposed to interest rate risk only to the extent that it has invested idle cash balances. At December 31, 2001, such balances were invested in a United States Treasury money market fund. ProCyte employs established policies and procedures to manage its exposure to changes in the market risk of its investments. The Company believes that the market risk arising from holdings of its financial instruments is not material. There is a $2 million promissory note as a result of the sale of the contract manufacturing operation, which is guaranteed only by a security agreement, which gives ProCyte a first lien position on the assets sold to Emerald Pharmaceutical L.P.

The Company believes that its existing cash and cash equivalents and interest thereon, will be sufficient to meet its working capital requirements for at least the next twelve months. However, there can be no assurance that our underlying assumed levels of revenue and expense will prove accurate. The Company will depend upon product revenues, contract manufacturing, asset redeployment, interest income, equity financing, and funding from corporate partnerships to meet its future capital needs. See “Important Factors Regarding Forward-Looking Statements—Need for Additional Capital”.

I TEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

ProCyte did not own any derivative financial instruments as of December 31, 2001. The Company is debt-free and is exposed to interest rate risk only to the extent that it has invested idle cash balances. At December 31, 2001, such balances were invested in a United States Treasury money market fund. ProCyte employs established policies and procedures to manage its exposure to changes in the market risk of its investments. The Company believes that the market risk arising from holdings of its financial instruments is not material. There is a $2 million promissory note as a result of the sale of the contract manufacturing operation, which is secured by the manufacturing assets sold, and there is no guaranty.

IT EM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Note:	All schedules have been omitted because of the absence of conditions under which they are required or because the required information is included in the Financial Statements or notes thereto.

PROCYTE CORPORATION

BALANCE SHEETS

	December 31, 2001	December 31, 2000
ASSETS
Current Assets
Cash and cash equivalents	$3,002,579	$2,773,474
Accounts receivable, net of reserve	956,024	1,263,810
Note Due From Employee	117,904	—
Inventory, net of reserve	2,218,556	2,242,027
Other	210,762	171,510

Total current assets	6,505,825	6,450,821
Property and Equipment
Equipment	310,082	2,122,000
Leasehold improvements	4,028,807	4,028,807
Less accumulated depreciation and amortization	(2,784,502)	(3,808,816)

Property and equipment, net	1,554,387	2,341,991
Intangible Assets
Patents	290,930	290,930
Goodwill	3,675,512	3,675,512
Less accumulated amortization	(1,047,438)	(786,396)

Intangible assets, net	2,919,004	3,180,046
Note due from sale of manufacturing	1,794,600	—
Note due from employee	—	113,169
Other assets	36,782	99,399

Total Assets	$12,810,598	$12,185,426

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and other accrued liabilities	$1,084,338	$579,227
Deferred revenue	62,728	600,000

Total current liabilities	1,147,066	1,179,227
Other liabilities	101,753	145,178
Deferred proceeds on sale of manufacturing	1,494,106	—

Total Liabilities	2,742,925	1,324,405

Commitments (Note 5)

Stockholders’ Equity
Preferred stock $.01 par value: 2,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock $.01 par value: 30,000,000 shares authorized; 15,653,542 and 15,514,700 shares issued and outstanding at December 31, 2001 and 2000, respectively	156,535	155,147
Additional paid-in capital	85,062,476	84,950,018
Accumulated deficit	(75,151,338)	(74,244,144)

Total stockholders’ equity	10,067,673	10,861,021

Total Liabilities and Stockholders’ Equity	$12,810,598	$12,185,426

See notes to financial statements

PROCYTE CORPORATION

STATEMENTS OF OPERATIONS

	Twelve Months Ended December 31,
	2001	2000	1999
Revenues
Product sales	$8,400,964	$5,055,030	$3,657,646
Licenses and royalties	1,115,527	474,603	275,000
Contract manufacturing	195,620	1,085,750	762,320

Total revenue	9,712,111	6,615,383	4,694,966
Cost of product sales	3,583,565	1,499,086	1,376,156

Operating Expenses
Research & Development	745,373	1,275,294	1,744,421
Marketing & Selling	3,321,515	3,121,337	2,331,867
General & Administrative	2,928,003	3,084,669	2,906,913
Loss on disposition of asset (2001) and impairment of asset (1999)	193,594	—	1,900,000

Total expenses	7,188,485	7,481,300	8,883,201

Loss from operations	(1,059,939)	(2,365,003)	(5,564,391)
Interest and other income	152,745	222,251	248,929

Net loss	$(907,194)	$(2,142,752)	$(5,315,462)

Net loss per common share, basic and diluted	$(0.06)	$(0.14)	$(0.35)
Weighted average and diluted weighted average number of common shares used in computing net loss per common share	15,609,777	15,481,007	14,999,496

See notes to financial statements

PROCYTE CORPORATION

STATEMENTS OF CASH FLOWS

	Twelve Months Ended December 31,
	2001	2000	1999
Operating Activities
Net Loss	$(907,194)	$(2,142,752)	$(5,315,462)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	631,492	684,230	822,773
Amortization of deferred proceeds	(133,800)	—	—
Non-cash expense related to stock-based compensation	48,000	100,998	274,449
Amortization of promissory note discount	(13,000)	—	—
Loss on sale of securities	—	—	6,980
Provision for impairment of assets	—	—	1,900,000
Provision for disposition of assets	193,594	—	13,510
Cash provided (used) by:
(Increase) decrease in accounts receivables	283,153	(506,467)	(65,147)
(Increase) decrease in finished goods inventories	22,315	(276,536)	(176,870)
(Increase) decrease in raw materials and work in process	(3,961)	273,367	(79,098)
(Increase) decrease in other current assets	5,749	(23,957)	(61,919)
(Increase) in note due from employee	(4,735)	(4,734)	(4,931)
Increase (decrease) in accounts payable and other accrued liabilities	505,111	163,173	(81,555)
Increase (decrease) in deferred revenue	(537,272)	600,000	—
Increase (decrease) in other liabilities	(43,425)	3,143	16,818

Net cash provided (used) in operating activities	46,027	(1,129,535)	(2,750,452)

Financing Activities
Proceeds from issuance of stock	65,846	14,234	—

Net cash provided by financing activities	65,846	14,234	—

Investing Activities
Purchase of property and equipment	(28,628)	(18,804)	(66,278)
Proceeds from sale of property and equipment	128,243	—	602
Investment in Emerald Pharmaceutical LLP	(1,000)	—	—
Proceeds from sale or maturity of securities	—	—	4,928,105
Purchase of NextDerm, Inc.	—	—	(285,000)
Decrease in security deposits	18,617	24,392	52,314

Net cash provided by investing activities	117,232	5,588	4,629,743

Net Increase (Decrease) in Cash And Cash Equivalents	229,105	(1,109,713)	1,879,291

Cash And Cash Equivalents:
At Beginning Of Period	2,773,474	3,883,187	2,003,896

At End Of Period	$3,002,579	$2,773,474	$3,883,187

Promissory note received from sale of manufacturing	$2,000,000	—	—

See notes to financial statements

PROCYTE CORPORATION

STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total
	Shares	Par Value
Balance, January 1, 1999	14,489,803	$144,898	$84,320,582	$(66,785,930)	$17,679,550

Shares issued at $0.55 per share to settle contingent obligation to sellers of HumaTech Corporation	236,748	2,367	127,965	—	130,332
Shares issued at $0.42 per share to acquire NextDerm, Inc.	600,000	6,000	244,000	—	250,000
Issuance of warrants and options to non-employees in exchange for services	—	—	90,117	—	90,117
Shares issued under the 1998 Non-Employee Director stock plan	92,171	922	53,078	—	54,000
Net Loss	—	—	—	(5,315,462)	(5,315,462)

Balance, December 31, 1999	15,418,722	$154,187	$84,835,742	$(72,101,392)	$12,888,537

Shares issued at $1.50 per share to settle contingent obligation to sellers of HumaTech Corporation	37,333	373	55,627	—	56,000
Shares issued under the 1989 and 1996 Stock Option Plans	16,334	165	14,069	—	14,234
Shares issued under the 1998 Non-Employee Director stock plan	42,311	422	44,580	—	45,002
Net Loss	—	—	—	(2,142,752)	(2,142,752)

Balance, December 31, 2000	15,514,700	$155,147	$84,950,018	$(74,244,144)	$10,861,021

Shares issued under non-employee director stock plan	50,840	508	47,492	—	48,000
Shares issued upon exercise of options	88,002	880	64,966	—	65,846
Net Loss	—	—	—	(907,194)	(907,194)

Balance, December 31, 2001	15,653,542	$156,535	$85,062,476	$(75,151,338)	$10,067,673

See notes to financial statements

PROCYTE CORPORATION

NOTES TO FINANCIAL STATEMENTS

Note 1.    Description of Business and Summary of Significant Accounting Policies

Nature of Operations

ProCyte Corporation (“ProCyte” or “the Company”) is a health care company that develops, manufactures and markets products for wound care, skin health and hair care, many of which incorporate the Company’s proprietary Copper Peptide compounds.

Summary of Significant Accounting Policies

Revenue recognition

Product revenues are recognized when products are shipped, contract manufacturing revenues are recognized when services are performed, license fees are recognized over the term of the license agreement, and royalties are recognized when earned. On rare occasions, the Company will receive advance deposits with customer purchase orders. These deposits are reported as a deferred revenue liability, until the product is transferred to the customer.

Cost of product sales

Cost of product sales is recognized at the time the product is shipped and the revenue is recorded. An automated inventory system is used and product purchases are recorded as inventory. A significant portion of the inventory items are finished goods purchased from third-party vendors for resale. Please see “Inventories” discussion below.

Research and development

Research and development costs are expensed as incurred. The Company enters into contracts with outside laboratories for certain studies and recognizes the expenses associated with these contracts when the related services are performed.

General and administrative

General and administrative includes costs associated with the contract manufacturing activities, which are not separately segregated. The Contract Manufacturing business was sold in July 2001.

Inventories

Finished goods inventories and raw materials and work in process inventories are stated at the lower of cost, as determined by the first in, first out method, or market. Inventory and work in process costs include material, direct labor and overhead, net of a reserve for excess and obsolete items. The Company has provided a reserve for excess and obsolete finished goods inventory in the amount of $485,000 and $380,000 at December 31, 2001, and 2000.

Depreciation and amortization

Equipment is depreciated using accelerated methods over the estimated useful lives of the related assets, ranging from 5 to 20 years. Leasehold improvements are amortized over the term of the facility lease. Patent application costs are amortized on a straight-line basis over 17 years from the date the patents are issued. Goodwill has been amortized on a straight-line basis over 15 years (please see recent accounting pronouncements below.)

PROCYTE CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

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

Accounts Receivable

The Company has provided a reserve for uncollectable account receivables in the amount of $243,213 and $92,332 at December 31, 2001, and 2000, respectively. Bad debt expense amounted to $187,875, $46,987 and $43,243 in 2001, 2000 and 1999, respectively. The 2001 bad debt expense includes $161,570 in charge offs related to two customers the Company terminated licensing agreements with in 2001.

Cash and Cash equivalents

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

PROCYTE CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

Reclassifications

Certain reclassifications have been made to items reported in prior years to conform to the current year’s presentation.

Recent accounting pronouncements

In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142 (“SFAS 142”), “Goodwill and Other Intangible Assets”, which is effective January 1, 2002. SFAS 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill. SFAS 142 also requires the Company to complete a transitional goodwill impairment test nine months from the date of adoption. The Company amortized $245,000 of goodwill as expense in 2001. It believes that the absence of this amortization expense in 2002 will have a significant impact on its financial statements.

In July 2001, the Financial Accounting Standards Board published Statement of Financial Accounting Standards (“SFAS”) No. 143. This Statement applies to all entities and financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The provisions of SFAS No. 143 are required to be applied starting with fiscal years beginning after June 15, 2002. The Company does not expect SFAS No. 143 to have a material impact on the Company’s financial statements.

In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. This pronouncement supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of” as well as reporting provisions of Accounting Principles Board Opinion No. 30 and Accounting Research Bulleting No. 51. The provisions of SFAS No. 144 are required to be applied starting with fiscal years beginning after December 15, 2001. The Company does not expect SFAS No. 144 to have a material impact on the Company’s financial statements.

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivatives and Hedging Activities, which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and derivatives used for hedging activities. SFAS No. 133 is effective for the Company’s year ending December 31, 2001. The adoption of this new standard did not have a material effect on the Company’s financial statements.

Note 2.    Inventory

Inventory at December 31, 2001, and 2000, consisted of the following:

	2001	2000
Finished goods	$1,113,332	$1,022,739
Work in process	648,059	1,417,580
Raw materials	942,165	181,708
Reserve for excess and obsolete items	(485,000)	(380,000)

Total	$2,218,556	$2,242,027

PROCYTE CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

Note 3.    Product and geographic information

The Company’s skin health, hair care and wound care products are sold primarily to specialty distributors and physicians. The Company sells its patented Copper Peptide in bulk to its licensed partners. In 2001, one customer accounted for almost 100% of the bulk sales and approximately 25% of total product sales. The Company has not made significant sales outside of the United States and does not currently maintain discrete financial information to measure operating performance on a segment basis.

Product sales consisted of the following:

	Year Ended December 31,
	2001	2000	1999
Skin Health, Wound Care and Hair Care	$6,288,734	$4,889,030	$3,657,646
Bulk Product	2,112,230	166,000	—

	$8,400,964	$5,055,030	$3,657,646

The Company receives royalty and licensing revenue from its licensed partners in exchange for the rights to market its patented copper peptide in their products in the U.S. and worldwide. A single customer accounted for approximately 91% and 58% of the royalty and licensing revenues in 2001 and 2000, respectively.

At December 31, 2001, the Company had two customers representing 12% and 13% of the total accounts receivable balance, net of reserves. Both customers are current with invoice terms.

Note 4.    Federal Income Taxes

The following is a summary of the components of deferred tax assets at December 31, 2001 and 2000:

	2001	2000
Federal NOL carry forward	$24,800,000	$24,200,000
Research and development credit carry forward	1,600,000	1,600,000
Other	700,000	700,000
Valuation allowance	(27,100,000)	(26,500,000)

Total	$—	$—

At December 31, 2001, the Company’s deferred tax assets primarily relates to net operating losses and research and development tax credit carry forwards of approximately $70.9 million and $1.6 million, respectively, which are scheduled to expire from 2002 to 2021. As a result of issuing common stock subsequent to inception, the Company’s ability to use these net operating losses and tax credit carry forwards in the future will be subject to limitations under Internal Revenue Code Section 382. A full valuation allowance has been provided since realization of the deferred tax asset is not reasonably assured. The difference between the statutory tax rate of 35% and the rate included in the financial statements is primarily a result of the Company’s net operating losses.

PROCYTE CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

Note 5.    Lease Commitments

The Company presently leases 32,750 square feet of manufacturing, warehouse, laboratory, and administrative space in Redmond, Washington under a lease executed in August 1993. As amended, the lease term extends through June 30, 2007, and contains a renewal option for the Company to extend the term by an additional five years. As a part of the sale of the Contract Manufacturing business, 19,770 square feet of space was subleased to Emerald Pharmaceutical LP. This reduced the ProCyte’s net lease expense by $131,272 in 2001. ProCyte remains the primary leasee and the payment obligation continues to belong to ProCyte.

Future minimum annual lease payments are as follows:

2002	$406,584
2003	393,936
2004	393,936
2005	411,660
2006	429,384
Thereafter	214,692

Total	$2,250,192

Rent expense in 2001, 2000, and 1999 was $262,616, $403,357, and $405,343 respectively.

Note 6.    401(k) Plan

The Company sponsors the 1991 ProCyte Corporation Profit Sharing and Salary Deferral 401(k) Plan, which is funded by voluntary employee pretax salary deferrals to the extent permitted under law and provides for employer matching contributions at the discretion of the Board of Directors. No employer contribution has been made since the adoption of the plan.

Note 7.    Note Due from Employee

At December 31, 2001 and 2000, respectively, an employee owed the Company $117,904 and $113,169 including accrued interest at 4.28% under the terms of a promissory note dated December 16, 1998. The note is due in full on June 30, 2002. The Compensation Committee of the Board of Directors has agreed to extend the payment terms of the note upon payment by the employee of the accrued interest through June 30, 2002.

Note 8.    Stockholders’ Equity

HumaTech Corporation

In April 1998, the Company purchased substantially all of the assets of HumaTech Corporation for $1.5 million and 1,088,435 shares of ProCyte common stock. In connection with the acquisition, ProCyte entered into two-year employment agreements with two of the HumaTech principals and a two-year confidentiality and non-competition agreement with another HumaTech principal. Among other terms, each of these agreements provided for contingent payments based on future sales, which, at the Company’s option, could be made in the form of shares of ProCyte common stock. During 2000 and 1999 the initial payments under these agreements were made with 37,333 and 236,748 shares of ProCyte common stock, respectively. Subsequent to the initial payments, the two employment agreements were cancelled.

PROCYTE CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

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

Non-employee Director Stock Plan

In June 1998, the shareholders approved the 1998 Non-employee Director Stock Plan, reserving 200,000 shares for issuance to directors. 200,000 additional shares were approved for the plan at the Company’s annual shareholders meeting on May 23, 2000. Under this plan, eligible directors receive all or a portion of their quarterly retainer fees in shares of the common stock of the Company. The number of shares each eligible director receives is based on the average fair market value of the common stock for the last 20 business days of the fiscal quarter. After issuing 8,604 shares on January 1, 2002, the Plan had 169,663 shares available for issuance.

Shareholder Rights plan

In December 1994, the Board of Directors adopted a shareholder rights plan declaring a dividend of one preferred share purchase right (the “Rights”) for each outstanding share of common stock of the Company. Each Right, initially evidenced by and traded with the shares of common stock, entitles the registered holder to purchase one one-hundredth (1/100) of a share of preferred stock of the Company at an exercise price of $14.00, subject to adjustment based on the market price of the Company’s common stock at the time the Rights become exercisable. The Rights will be exercisable only if a person or group acquires 15% or more of the Company’s common stock or announces a tender offer for the Company. The Rights may be redeemed, at a redemption price of $0.01 per Right, at any time until any person or group has acquired 15% or more of the Company’s common stock. The Board of Directors may also elect to exchange the Rights for shares of the Company’s common or preferred stock. In the event the Company is acquired, each outstanding Right will represent the right to acquire shares of the surviving entity. The Rights expire on December 7, 2004.

Note 9.    Warrants to Acquire Common Stock

As of December 31, 2001, there were 100,000 shares of the Company’s common stock reserved for issuance under three common stock warrants issued on May 26, 1999 in exchange for services. The three warrants oblige the Company to issue 33,334 shares at $0.6875 per share, the market price on the grant date, 33,333 shares at $1.6875 and 33,333 shares at $2.6875. Each of the three warrants has a five-year life and is fully vested. The fair value of these warrants was determined to be $90,117 using the Black-Scholes option pricing model and was expensed in 1999. The assumptions used in the model were a risk-free interest rate of 4.08%, an expected life of five years, 98% stock price volatility, and no dividends over the expected life. On January 2, 2002, the first warrant for 33,334 shares was exercised.

Note 10.    Stock Options

The Company has stock option plans for directors, officers, employees and consultants that provide for grants of nonqualified and incentive stock options. Options generally are granted at fair market value, expire between five and ten years from grant date and vest ratably over one to three years.

The following table summarizes information about stock option activity in 2001, 2000 and 1999:

	2001		2000		1999
Items	Number of Options	Wtd. Avg. Exercise Price	Number of Options	Wtd. Avg. Exercise Price	Number of Options	Wtd. Avg. Exercise Price
Outstanding, beginning of year	2,081,861	$1.63	1,861,727	$1.71	1,618,061	$2.18
Granted	440,500	$1.27	451,500	$0.94	850,000	$0.80
Exercised	(88,002)	$0.75	(16,334)	$0.87	—	—
Canceled or expired	(347,357)	$1.73	(215,032)	$0.97	(606,334)	$1.69
Outstanding, end of year	2,087,002	$1.57	2,081,861	$1.63	1,861,727	$1.71
Exercisable, end of year	1,265,018	$1.89	1,149,878	$2.21	788,911	$2.81

The options outstanding at December 31, 2001 consisted of the following:

Range of exercise prices	Number of Options Outstanding	Wtd. Avg. Remaining Life	Wtd. Avg. Exercise Price	Number of Options Exercisable	Wtd. Avg. Exercise Price
$0.49 – $ 0.73	321,334	8.51	$0.71	165,842	$0.71
$0.74 – $ 0.99	518,334	7.60	$0.80	333,006	$0.80
$1.00 – $ 1.29	283,834	8.06	$1.20	140,169	$0.61
$1.30 – $ 1.99	484,500	8.68	$1.33	162,000	$1.38
$2.00 – $11.88	479,000	4.20	$3.45	464,001	$3.49
$0.49 – $11.88	2,087,002	7.27	$1.57	1,265,018	$1.89

At December 31, 2001 there were 19,497 shares reserved for issuance under the Company’s 1996 Stock Option Plan.

As required by SFAS 123, the Company has determined the fair value of stock options granted during 2001, 2000, and 1999 using the Black-Scholes option pricing model and the following assumptions:

Options Granted	2001	2000	1999
Risk-free interest rate	3.37% – 4.45%	5.03%	4.08%
Expected option life (years)	5.81	5.81	5.81
Dividend yield	0.00	0.00	0.00
Expected volatility	94% – 140%	208%	98%

The weighted average fair value of options granted during 2001, 2000, and 1999 was approximately $1.00, $0.87, and $0.61 respectively. The effect on the reported net loss had the Company elected to adopt the measurement provisions of SFAS 123 would have been an increase in the reported net loss for the periods ending December 31, 2001, 2000 and 1999, by $354,366, $486,991, and $414,798, respectively. On such a pro forma basis, net loss per share would have increased by $0.02 to $0.08 in 2001, by $0.03 to $0.17 in 2000 and by $0.03 to $0.38 in 1999.

Note 11.	Sale of Contract Manufacturing Business

On July 17, 2001, ProCyte sold the assets, net of liabilities, related to the contract manufacturing operation for $2.25 million to Emerald Pharmaceutical LP. In addition to the sale of the assets, the Company holds a minority limited partnership interest in Emerald. Consideration received consisted of $250,000 in cash, and a 10-year interest-bearing note in the principle amount of $2,000,000, which is secured by the manufacturing assets sold. The note bears interest equal to the effective yield on the 10 Year US Treasury Note, which is adjusted quarterly. The average yield for 2001 was 4.86%. Emerald will begin making annual principal payments of $285,714 in July 2005. The Company has recognized a $193,594 loss from the transaction. Included as part of the agreement, ProCyte leases a portion of its current 32,750 square foot leased facility, including existing leasehold improvements, to Emerald. Also included in the proceeds is $1,627,906, which is being recognized over the term of the lease for Emerald’s use of the leasehold improvements. ProCyte engaged Emerald Pharmaceutical LP to do certain manufacturing and other quality and analytical services. Emerald billed ProCyte a total of $248,000 for the services in 2001.

PROCYTE CORPORATION

INDEPENDENT AUDITORS’ REPORT

Board of Directors
ProCyte Corporation
Redmond, Washington

We have audited the accompanying balance sheets of ProCyte Corporation (the Company) as of December 31, 2001 and 2000, and the related statements of operations, cash flows, and stockholders’ equity for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2001, and 2000, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

DELOITTE & TOUCHE LLP

/s/    Deloitte & Touche LLP

Seattle, Washington
February 8, 2002

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required under this item is included in the Company’s Proxy Statement relating to the Company’s annual meeting of shareholders, and is incorporated herein by reference. Such Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the close of the Company’s fiscal year end, December 31, 2001.

ITEM 11.    EXECUTIVE COMPENSATION

The information required under this item is included in the Company’s Proxy Statement relating to the Company’s annual meeting of shareholders, and is incorporated herein by reference. Such Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the close of the Company’s fiscal year end, December 31, 2001.

ITE M 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required under this item is included in the Company’s Proxy Statement relating to the Company’s annual meeting of shareholders, and is incorporated herein by reference. Such Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the close of the Company’s fiscal year end, December 31, 2001.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required under this item is included in the Company’s Proxy Statement relating to the Company’s annual meeting of shareholders, and is incorporated herein by reference. Such Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the close of the Company’s fiscal year end, December 31, 2001.

PART IV

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

a.    List of documents filed as part of this report:

(1)	Financial Statements and Supplementary Data—Reference is made to the Index to Financial Statements and Schedules under Item 8 in Part II hereof, where such documents are listed.

(2)	Exhibits—see (c) below

b.    Reports on Form 8-K

None

c.    Exhibits

Exhibit	Description	Note
3.1	Restated Articles of Incorporation of the Registrant	A

3.2	Restated Bylaws of the Registrant	A

4.1	Rights Agreement between the Registrant and American Securities Transfer and Trust as of December 7, 1994	G

10.1*	1987 Stock Benefit Plan of ProCyte Corporation	A

10.2*	ProCyte Corporation 1989 Restated Stock Option Plan	B

10.3*	ProCyte Corporation 1991 Restated Stock Option Plan for Non-employee Directors and amendments thereto	D

10.4†	Teachers Insurance & Annuity Association Lease dated as of October 1, 1993 and second amendment thereto dated February 28, 1997	D

10.5*	1996 Stock Option Plan	D

10.6*	ProCyte Corporation 1998 Non-employee Director Stock Plan	F

10.7*	Change of Control Agreement for Ms. Robin Carmichael	F

10.8*	Change of Control Agreement for Mr. John Clifford	D

10.13*	Form of Indemnity Agreement dated February 23, 1995 between the Registrant and each of Dr. Blake, Mr. Patterson and Mr. Clifford	C

10.14*	Form of Indemnity Agreement between ProCyte Corporation and each of various of its Officers and Directors	F

10.15*	Form of Severance Agreement for Mr. John Clifford	D

10.16*	Form of Promissory Note between ProCyte Corporation and Mr. John Clifford	H

10.17†	License Agreement dated April 19, 2000 between ProCyte Corporation and Neutrogena Corporation	I

23.1	Consent of Deloitte & Touche LLP	K

*	Management contract or compensatory plan or arrangement.

†	Confidential treatment has been granted or requested with respect to portions of this exhibit.

A.	Incorporated by reference to the Registrant’s Registration Statement of Form S-1 (No. 33-31353).

B.	Incorporated by reference to the Registrant’s Registration Statement of Form S-1 (No. 33-46364).

C.	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1994.

D.	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1996.

F.	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 1998.

G.	Incorporated by reference to the Registrant’s Amended Annual Report on Form 10-K/A dated December 31, 1997.

H.	Incorporated by reference to the Registrant’s Amended Annual Report on Form 10-K/A dated December 31, 1998.

I.	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the Quarter ended March 31, 2000.

K.	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PROCYTE CORPORATION (REGISTRANT)

Date:	March 15, 2002	By:	/s/ JOHN F. CLIFFORD
John F. Clifford Chairman of the Board of Directors and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ JOHN F. CLIFFORD John F. Clifford	Chairman and Chief Executive Officer (Principal Executive Officer)	3-15-2002

/s/ JOHN M. HAMMER John M. Hammer	Director	3-15-2002

/s/ MATT L. LEAVITT Matt L. Leavitt	Director	3-15-2002

/s/ GLENN A. OCLASSEN Glenn A. Oclassen	Director	3-15-2002

/s/ ROBERT E. PATTERSON Robert E. Patterson	Director	3-15-2002

/s/ MARK E. LANDIS Mark E. Landis	Controller (Principal Finance and Accounting Director)	3-15-2002