Form 10-Q
period 2002-03-31
PROCYTE CORP /WA/
filed 2002-05-13
CIK 856072

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2002

Commission File Number 0-18044

PROCYTE CORPORATION
(Exact name of the registrant as specified in its charter)

Washington (State of incorporation)	91-1307460 (I.R.S. Employer Identification No.)

8511 154th Avenue N.E., Redmond, WA (Address of principal executive offices)	98052 (Zip code)

         (425) 869-1239
(Registrant's telephone number, including area code)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        As of April 18, 2002, there were issued and outstanding 15,695,833 shares of common stock, par value $.01 per share.

ProCyte Corporation

Index

Part I—Financial Information

Item 1. Condensed Financial Statements (unaudited)

Balance Sheets—as of March 31, 2002 and December 31, 2001

	March 31, 2002	December 31, 2001
Assets
Cash and cash equivalents	$2,434,791	$3,002,579
Accounts receivable, net of allowance for doubtful accounts	1,659,336	956,024
Inventory	2,455,803	2,218,556
Other current assets	123,345	328,666

Total current assets	6,673,275	6,505,825
Property and equipment, net	1,489,039	1,554,387
Intangible assets, net	2,915,002	2,919,004
Note due from sale of manufacturing	1,802,400	1,794,600
Other assets	140,286	36,782

Total Assets	$13,020,002	$12,810,598

Liabilities and Stockholders' Equity
Accounts payable and other accrued liabilities	$835,923	$1,084,338
Deferred Revenue	86,728	62,728

Total current liabilities	922,651	1,147,066
Other liabilities	95,417	101,753
Deferred proceeds	1,427,205	1,494,106

Total liabilities	2,445,273	2,742,925
Common stock and additional paid in capital	85,237,191	85,219,011
Accumulated deficit	(74,662,462)	(75,151,338)

Stockholders' Equity	10,574,729	10,067,673

Total Liabilities and Stockholders' Equity	$13,020,002	$12,810,598

See notes to condensed financial statements

Statements of Operations—Three Months Ended March 31, 2002 and 2001

	Three months ended March 31,
	2002	2001
Revenues
Product sales	$2,753,400	$2,316,561
Licenses and royalties	289,000	134,165
Contract manufacturing	—	90,835

Total revenue	3,042,400	2,541,561
Cost of product sales	926,081	1,179,372

Gross profit	2,116,319	1,362,189
Operating Expenses
Marketing and selling.	703,687	796,222
General and administrative	970,553	1,105,547

Total operating expenses	1,674,240	1,901,769

Operating income (loss)	442,078	(539,580)
Interest and other income	46,797	37,915

Net income (loss)	$488,876	$(501,665)

Net earnings (loss) per share
Basic	$0.03	$(0.03)
Diluted	$0.03	$(0.03)
Shares used in per share computation
Basic	15,682,473	15,538,405
Diluted	16,000,865	15,538,405

See notes to condensed financial statements

Statements of Cash Flows—Three Months Ended March 31, 2002 and 2001

	Three months ended March 31,
	2002	2001
Operating Activities
Net income (loss)	$488,876	$(501,665)
Items included in net income (loss) not affecting cash:
Depreciation and amortization	78,085	168,139
Amortization of promissory note discount	(7,800)	—
Amortization of deferred gain	(66,901)	—
Stock issued in payment of expenses	12,000	12,000
Change in operating assets and liabilities:
Accounts receivable	(703,312)	(177,911)
Inventory	(237,247)	154,759
Other current assets	58,001	29,703
Other non-current assets	(1,183)	(1,184)
Current liabilities	(224,415)	(465,886)
Other liabilities	(6,337)	1,071

Net cash used in operating activities	(610,233)	(780,974)
Financing Activities
Proceeds from issuance of common stock	6,180	9,399

Net cash provided by financing activities	6,180	9,399
Investing Activities
Purchase of property and equipment	(8,734)	(20,580)
Decrease in security deposit	45,000	45,000

Net cash provided by investing activities	36,266	24,420

Net decrease in cash and cash equivalents	(567,788)	(747,155)
Cash and Cash Equivalents
At beginning of period	3,002,579	2,773,474

At end of period	$2,434,791	$2,026,319

See notes to condensed financial statements

Statements of Stockholders' Equity—Three Months Ended March 31, 2002 and 2001

	Common Stock
			Additional paid-in Capital	Accumulated Deficit
	Shares	Par Value			Total
Balance—January 1, 2001	15,514,700	$155,147	$84,950,018	$(74,244,144)	$10,861,021
Shares issued under non-employee director stock plan	17,568	176	11,824	—	12,000
Shares issued upon exercise of options	10,501	105	9,294	—	9,399
Net loss for three months ended March 31, 2001	—	—	—	(501,665)	(501,665)

Balance—March 31, 2001	15,542,769	$155,428	$84,971,136	$(74,745,809)	$10,380,755

Balance—January 1, 2002	15,653,542	$156,535	$85,062,476	$(75,151,338)	$10,067,673
Shares issued under non-employee director stock plan	8,604	86	11,914	—	12,000
Shares issued at $0.6875 under a stock warrant issued on May 26, 1999 in exchange for services	18,549	185	(185)	—	—
Shares issued upon exercise of options	8,002	81	6,099	—	6,180
Net income for three months ended March 31, 2002	—	—	—	488,876	488,876

Balance—March 31, 2002	15,688,697	$156,887	$85,080,304	$(74,662,462)	$10,574,729

See notes to condensed financial statements

ProCyte Corporation
Notes to Condensed Financial Statements

1.    Basis of Presentation

        The accompanying unaudited condensed financial statements of ProCyte Corporation ("ProCyte" or the "Company") for the three-month periods ended March 31, 2002 and 2001 have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Pursuant to such rules and regulations, the condensed financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for audited financial statements. Accordingly, this financial information should be read in conjunction with the complete audited financial statements, including the notes thereto, which are included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001. In the opinion of management, all material adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial statements have been included. Interim results are not necessarily indicative of the results that may be expected for the year.

2.    Accounts Receivable

        The Company shipped several large orders to its licensing partners at the end of March, which increased its accounts receivable balance at March 31, 2002 significantly as compared to the balance at December 31, 2001.

        During the quarter ended March 31, 2002, the Company wrote off from its books uncollectable balances related to certain terminated licensing agreements. The Company has provided a reserve for uncollectable receivables in the amount of $70,000 at March 31, 2002 and $243,213 at December 31, 2001. The bad debt expense, net of recovery for the quarters ended March 31, 2002 and 2001 was $5,128 and $7,451, respectively.

3.    Inventory

        Inventory consisted of the following:

	March 31, 2002	December 31, 2001
Finished Goods	$1,159,489	$1,113,332
Work in process	636,936	648,059
Raw materials	1,009,378	942,165
Reserve for excess and obsolete items	(350,000)	(485,000)

Total	$2,455,803	$2,218,556

4.    Property and Equipment

        Property and equipment consisted of the following:

	March 31, 2002	December 31, 2001
Equipment	$318,817	$310,082
Leasehold improvements	4,028,807	4,028,807
Less accumulated depreciation & amortization	(2,858,585)	(2,784,502)

Property and equipment, net	$1,489,039	$1,554,387

5.    Intangible Assets

        At March 31, 2002, and December 31, 2001, intangible assets are shown net of accumulated amortization of $1,051,440 and $1,047,438, respectively. On January 1, 2002, the Company implemented the guidance of SFAS 142 "Goodwill and Other Intangible Assets" in recognizing certain intangibles as goodwill and assessing potential future impairments of goodwill. The Company tested the value of its goodwill under the guidance of SFAS 142 on March 31, 2002, and did not identify the need to recognize any impairment of value at this time. This analysis was based on one business unit. In the first of quarter of 2001, the Company's amortization expense for goodwill was $61,250. The net loss for this quarter would have been $440,415 or ($0.03) per share, if goodwill had not been amortized. The Company believes that the absence of this amortization expense in 2002 will not have a significant impact on its financial statements.

6.    Federal Income Taxes

        As a result of having net income in the first quarter, the Company incurred taxable income, which is offset by net operating losses generated in prior years. Therefore, both deferred tax assets and the valuation allowance against those assets were offset by the same amount.

7.    Stockholders' Equity

        Information relating to stock options granted, exercised, canceled and currently exercisable is as follows:

	Shares Subject to Option	Weighted Average Exercise Price
Balance—January 1, 2001	2,081,861	$1.63
Granted	8,500	$0.98
Exercised	(10,501)	$0.90
Canceled	(30,832)	$0.93

Balance—March 31, 2001	2,049,028	$1.64

Balance—January 1, 2002	2,087,002	$1.57
Granted	28,000	$1.33
Exercised	(8,002)	$0.75
Canceled	(31,331)	$1.08
Balance—March 31, 2002	2,075,669	$1.58

Currently Exercisable	1,300,015	$1.87

        At March 31, 2002, the Company's 1996 Stock Option Plan had 21,995 shares of the Company's common stock available.

        The Company issued 7,136 shares on April 1, 2002 in payment of the Board of Director retainers for the first quarter. As of April 18, 2002, the Company's 1998 Non-employee Director Stock Plan had 162,527 shares of the Company's common stock available.

        The Company issued three common stock warrants for 100,000 shares on May 26, 1999 in exchange for services. The three warrants oblige the Company to issue 33,334 shares at $0.6875 per share, the market price on the grant date, 33,333 shares at $1.6875 and 33,333 shares at $2.6875. Each of the warrants has a five-year life and is fully vested. The fair value of these warrants was determined to be $90,117 using the Black-Scholes option-pricing model and was expensed in 1999. The assumptions used in the model were a risk-free interest rate of 4.08%, an expected life of five years, 98% stock price volatility and no dividends over the expected life. On January 2, 2002, the first warrant for 33,334 shares was exercised.

8.    Related Party Disclosure

        The Company owns a promissory note in the principle amount of $2,000,000 from Emerald Pharmaceutical L.P., which it received as partial consideration for the sales of its contract manufacturing operation in 2001. The note is secured by the manufacturing assets sold, and bears interest equal to the effective yield on the 10 Year US Treasury Note, which is adjusted quarterly. The average yield in the first quarter of 2002 was 5.02%. Emerald will begin making annual principal payments of $285,714 in July 2005. The Company also received a minority limited partnership interest in Emerald as part of consideration received in the sale. As part of the agreement, ProCyte leases a portion of its current 32,750 square foot leased facility, including existing leasehold improvements, to Emerald. Also included in the proceeds is $1,627,906, which is being recognized over the term of the lease for Emerald's use of the leasehold improvements. ProCyte engages Emerald Pharmaceutical L.P. to do certain manufacturing and other quality and analytical services. Emerald billed ProCyte a total of $54,359 for the services during the quarter ended March 31, 2002.

        One of the Company's Directors serves as Chairman and Chief Executive Officer of one of ProCyte's customers. The customer purchased $217,079 in product during the quarter ending March 31, 2002. On March 31, 2002 the customer owed ProCyte $284,565.

Item 2.    Management's Discussion & Analysis of Financial Condition & Results of Operations

        This Form 10-Q, contains forward-looking statements. In some cases you can identify forward- looking statements by terminology such as "believe," "expect," "intend," "anticipate," "estimate," "predict," "potential," "propose" or "continue," variations of such words an similar expressions identifying forward looking statements. These statements are only predictions. Actual events or results may differ materially. In evaluating these statements, you should specifically consider various factors described below in the section entitled "Important Factors That May Affect Results."

        Although we believe the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. This report should be read in conjunction with the Company's Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (SEC). The Company undertakes no obligation to update publicly any forward-looking statements to reflect new information, events or circumstances after the date of this report, or to reflect the occurrence of unanticipated events.

Critical Accounting Policies and Estimates

        The "Management's Discussion and Analysis of Financial Condition and Results of Operations", as well as disclosures included elsewhere in this Form 10-Q, are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingencies. On an ongoing basis, we evaluate the estimates used, including those related to impairment and useful lives of intangible assets, allowances for accounts receivable and for excess and obsolete for inventory. We base our estimates on historical experience, current conditions and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources, as well as identifying and assessing our accounting treatment with respect to commitments and contingencies. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies involve the more significant judgments and estimates used in the preparation of the consolidated financial statements.

        Product revenues are recognized when products are shipped, license fees are recognized over the term of the license agreement, and royalties are recognized when earned. On rare occasions, the Company will receive advance deposits with customer purchase orders. These deposits are reported as a deferred revenue liability, until the product is shipped to the customer.

        Approximately 22% of our assets as of March 31, 2002 consist of intangible assets, most of which have been acquired in business combinations and were recorded based on the fair value of the common stock we issued to effect those business combinations. Under the guidance of SFAS 142 "Goodwill and Other Intangible Assets" we analyze whether the fair value of recorded goodwill is impaired on an annual periodic basis. Our analysis of whether the fair value of recorded goodwill is impaired will involve a substantial amount of judgment, as will establishing and monitoring estimated lives of amortizable intangible assets. Future charges related to intangible assets could be material depending on future developments and changes in technology and our business.

        We maintain an allowance for doubtful accounts for estimated losses resulting from the potential inability of our customers to make required payments. We believe such allowances are adequate as of March 31, 2002; however, if the financial condition of our customers or other debtors were to deteriorate, resulting in an impairment of their ability to make payments to us, additional allowances may be required.

        We also record a reserve for excess and obsolete inventory. Several of our products carry an expiration date. Products can potentially lose their saleable value, if they are not sold several months before the expiration date. We believe that the reserve is adequate as of March 31, 2002. However, there can be no guarantee that ProCyte can continue to sell products at its current rate. An additional reserve may be necessary in the event that ProCyte's sales were to decrease.

Corporate Overview

        ProCyte continues to follow its mission of expanding the use and consumer acceptance of GHK and AHK Copper Peptide technologies. During 2001, several new products were introduced in the Neova® Therapy line, including Neova® Antioxidant Therapy. The sunscreen product line was expanded with the introduction of Ti-Silc® Untinted Sunscreen and an improved formulated Z-Silc™ Sunscreen. There were select additions and discontinuations in the regular product line to improve the product portfolio.

        During 2001, ProCyte continued to develop and market its skin health and hair care products, and continued to work with its licensees to promote sales of Copper Peptide products. As the Company's product line has expanded, it has continued to focus its direct sales efforts on specialty skin health and wound care sectors, marketing its products primarily to dermatologists, plastic surgeons and cosmetic surgeons.

        The Company has continued its approach to marketing the GraftCyte® line of Copper Peptide containing wound care products for use following hair restoration surgery. ProCyte is the only company to provide a comprehensive line of products that address the importance of wound repair in the hair transplant procedure. The Company's GraftCyte® products are promoted through its own sales force and specialty distributors.

        The Company has also continued to emphasize its Complex Cu3® Intensive Repair Creme, Lotion, Cleanser and Hydrating Gel products to treat patients following chemical peels, microdermabrasion and laser treatments. The Complex Cu3® allows the Company to differentiate its line of skin care products on the basis of its proprietary Copper Peptide technology.

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

        In 2001, substantial efforts were made with our various partners in gaining registrations and supplying the Copper Peptide technology. During the first quarter of 2001, the Company shipped significant quantities of Copper Peptide to Neutrogena for their launch in April 2001. Additionally the Company signed new consumer license agreements with American Crew, Creative Nail and Atelier Esthetique in 2001. The AHK Copper Peptide compound was licensed to American Crew for hair care in the salon and spa market. The GHK Copper Peptide compound was licensed to Creative Nail Design for nail and hand care in the salon and spa market. ProCyte will supply finished products to Atelier Esthetique for the U.S. salon and spa market. The Bard Medical agreement was terminated as of December 31, 2001. Merck experienced difficulties in selling the Iamin® Gel in Brazil. Merck management in Latin America changed during 2001, and the new management has indicated a desire to discontinue sales of the Iamin® Gel. The Merck agreement was terminated on March 25, 2002.

        Amuchina, our partner in Europe, was acquired by Angelini ACRAF SpA Pharmaceutical. The change caused a significant slowdown in the registration process and product launch plans. They expect to initiate sales in late 2002.

Net Income (Losses)

        The Company reported net income for the first time in its history in the quarter ended March 31, 2002 of $488,876 as compared to a net loss of $501,665 for the same quarter in 2001. Up until December 31, 2001, the Company had incurred operating losses since its inception. In previous years the Company's revenues were exceeded by the costs associated with researching and developing its proprietary technology and selling and marketing its products. Last year marked significant milestones in product sales growth, launching of strategic licensing agreements and eliminating the loss generating contract manufacturing operation, which contributed to the net income reported on March 31, 2002. At March 31, 2002, the Company's accumulated deficit was approximately $74.7 million.

Revenues

        Total revenues for the quarter increased 19.7% to $3,042,400 as compared to $2,541,561 for the same quarter a year ago. First quarter revenues in 2001 included $90,835 from ProCyte's former contract manufacturing operations, which was sold to Emerald Pharmaceutical L.P. in July 2001.

        Product revenues increased 18.9% to $2,753,400, a $436,839 increase over the $2,316,561 reported in the first quarter of 2001. Sales of physician and distributor products increased by 26.2% and sales of GHK and AHK Copper Peptide to licensees increased by 5.6%. During first quarter 2002, the Company shipped its first orders of NextDerm™ products, which are available in selected consumer markets through physicians. The Company also received an initial order for the Simple Solution™ products being launched into the salon and spa market. The Company also shipped AHK Copper Peptide to American Crew for American Crew's first quarter introduction of its Revitalize™ products. In 2001, we supplied GHK Copper Peptide to Neutrogena for the launch of its Visibly Firm™™ Active Copper™™ products.

        The Company's first quarter royalty and licensing revenue increased 115% to $289,000 up from $134,165 reported in the same quarter in the prior year. The royalties included a small amount for the American Crew introduction of its Revitalize™ products containing AHK Copper Peptide into the hair salon market plus the Neutrogena royalty.

        Interest income for the first quarter increased to $46,797 as compared to $37,915 earned in the first quarter of 2001. Interest earnings in the first quarter, includes $24,756 paid on our $2,000,000 promissory from Emerald Pharmaceutical L.P. The Company has also experienced reduced market yields on its cash reserves as compared to the first quarter in 2001.

Expenses

        Gross profit increased due to a favorable mix between product sales and sales of Copper Peptide compounds. The gross profit percentage increased to 76.8% as compared to 58.8% reported for the first quarter of 2001. Gross profit comparisons will continue to fluctuate over the next several quarters based on product mix and licensee purchases of Copper Peptide for their product introductions.

        Total operating expenses were down 12.0% in the first quarter to $1,674,240 from $1,901,769 reported for the first quarter in 2001. Marketing and selling expenses were down 11.6% because the Company launched fewer products in the first quarter of this year as compared to the first quarter of 2001. General and administrative expenses also decreased 12.2% in 2002 as compared to the same period in the prior year, due to the elimination of the contract manufacturing operations.

Liquidity and Capital Resources

        The Company has relied primarily on equity financing, product sales, royalties and license fees, interest income and corporate partnerships to fund its operations and capital expenditures. At March 31, 2002, the Company had approximately $2.43 million in cash and cash equivalents, compared to $3.0 million at December 31, 2001. The net change in cash and cash equivalents during the quarter reflects an increased investment in working capital. We expect to see fluctuations in accounts receivable, inventory, accounts payable and deferred revenues over the next several quarters as our strategic partners initiate their product introductions.

        ProCyte did not own any derivative financial instruments as of March 31, 2002. The Company is debt-free and is exposed to interest rate risk only to the extent that it has invested idle cash balances. At March 31, 2002, such balances were invested in a United States Treasury money market fund. ProCyte employs established policies and procedures to manage its exposure to changes in the market risk of its investments. The Company believes that the market risk arising from holdings of its investment is not material. We hold a $2 million promissory note as a result of the sale of our contract manufacturing operation to Emerald Pharmaceutical LP. The note is guaranteed only by a security agreement, which gives ProCyte a first lien position on the assets sold to Emerald.

        The Company believes that its existing cash and cash equivalents and interest thereon, will be sufficient to meet its working capital requirements for at least the next twelve months. However, there can be no assurance that the underlying assumed levels of revenue and expense will prove accurate. The Company will depend on product revenues, royalties and license fees, asset redeployment, interest income, equity financing, and funding from corporate partnerships to meet its future capital needs. See "Additional Factors That May Affect Results—Need for Additional Capital".

Additional Factors That May Affect Results

        In addition to the other information contained in this report and our other reports filed with the SEC, the following factors could affect the Company's actual results and could cause our actual results to differ materially from those achieved in the past or expressed in our forwarding-looking statements.

History of Operating Losses; Accumulated Deficit; Fluctuations in Future Earnings

        The Company has been launching products based on its proprietary Copper Peptide technology since mid-1996. It expects to continue to launch new Copper Peptide based products in 2002. To date, the Company has generated increasing revenues from sales of products based on its proprietary technology and licensing agreements, but there can be no assurance that the Company can continue to generate sufficient revenues to sustain a profitable level of operations. As of March 31, 2002, the Company's accumulated deficit was approximately $74.7 million. In addition to sales of products based on its proprietary Copper Peptide technology, the Company's revenues have historically included sales of non-proprietary products, license fees and royalties, revenue from contract services and interest income. We sold our contract manufacturing operation in July 2001. There can be no assurance that the Company can sustain a consistent and profitable level of operations. Sustained profitability is dependent a wide variety of factors, including the Company's ability to successfully manufacture and market its products, enter into agreements with corporate partners for commercialization of the Company's products, and license the Company's products and technology. Payments under corporate partnerships and licensing arrangements, if any, may be subject to fluctuations in both timing and amounts. Moreover, the Company's level of profitability, if any, cannot be predicted and may vary significantly from quarter to quarter.

Need for Additional Capital

        In the first quarter of 2002, the Company, for the first time since its inception, generated net income from operations. The Company had negative cash flow in the first quarter of 2002 as a result of working capital requirements to meet its customers and partners increased demands. The Company may require additional funds to sustain, expand or enhance its sales and marketing activities, continue product development, acquire a product line or company, or fund an infomercial. The Company's future capital requirements will depend on numerous factors, including: its efforts, and the efforts of its collaborative partners, to commercialize its products; the continued progress in the Company's research and development programs; the relationships with existing and future corporate collaborators, if any; the competing technological and market developments; the costs involved in filing, prosecuting and enforcing patent claims; the time and costs of commercialization activities. As of March 31, 2002, the Company had cash and cash equivalents of $2.43 million. The Company estimates that, at its planned rate of spending, its existing cash and cash equivalents and the interest income thereon will be sufficient to meet its capital requirements for at least the next twelve months. There can be no assurance that the underlying assumed levels of revenue and expense will prove accurate. Whether or not these assumptions prove to be accurate, the Company may need to raise additional capital. The Company may be required to seek additional funding through public or private financing, including equity financing, or through collaborative arrangements. Adequate funds for these purposes, whether obtained through financial markets or from collaborative or other arrangements with corporate partners or other sources, may not be available when needed or may not be available on terms favorable to the Company. If issuing equity securities raises additional funds, dilution to existing shareholders will result. In addition, in the event that additional funds are obtained through arrangements with collaborative partners, such arrangements may require the Company to relinquish its rights to certain technologies or potential products that it would otherwise seek to develop or commercialize on its own. If funding is insufficient at any time in the future, the Company may be required to: delay, scale back or eliminate some or all of its marketing and research and development programs; sell assets; or license to third parties the rights to commercialize products or technologies that the Company would otherwise seek to develop on its own. Furthermore, the terms of any such license agreements or asset sales might be less favorable than if the Company were negotiating from a stronger position.

Uncertainties Related to Product Commercialization and Development

        From its inception in 1986 until it launched its first commercial product in 1996, the Company has dedicated substantially all of its resources to the research and development of wound healing, hair growth and other therapeutic pharmaceutical applications of its Copper Peptide compounds. To date, the Company has generated increasing revenue from the sales of products based on its proprietary Copper Peptide technology. There can be no assurance that the Company's current products or future products, will be successfully commercialized and accepted for use by physicians, healthcare providers and consumers on a long-term basis.

Dependence on and Management of Existing and Future Corporate Alliances

        The successful commercialization of the Company's existing and future products in the consumer markets and wound care markets will depend upon ProCyte's ability to enter into and effectively manage corporate partnerships. There can be no assurance that the Company will be successful in establishing corporate alliances in the future, or that it will be successful in maintaining existing or any future corporate alliances. Moreover, there can be no assurance that the interests and motivations of any corporate partner, distributor or licensee would be or remain consistent with those of the Company, or that such partners, distributors or licensees would successfully perform the necessary technology transfer, clinical development, regulatory compliance, manufacturing, marketing or other obligations. There can be no assurance that any of the Company's existing or future collaborators will perform their obligations under their agreements with the Company or that the Company's products or the products of others that incorporate the Company's products or technology will be successfully commercialized. Any of these factors could have a material adverse effect on the Company's business, financial condition and results of operations.

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

        ProCyte's success depends, in part, upon its ability to protect its products and technology under intellectual property laws in the United States and abroad. As of March 31, 2002, the Company had 21 issued US patents expiring between 2005 and 2017 and numerous issued foreign patents and patent registrations. The patents relate to use of the Company's copper-based technology for a variety of healthcare applications, and to the composition of certain biologically active, synthesized compounds. The Company's strategy has been to apply for patent protection for certain compounds and their discovered uses that are believed to have potential commercial value in countries that offer significant market potential. There can be no assurance that patent applications relating to the technology used by the Company will result in patents being issued. There can be no assurance that any patent issued to the Company will not be subjected to further proceedings limiting the scope of the rights under the patent or that such patent will provide a competitive advantage, will afford protection against competitors with similar technology, or will not be successfully challenged, invalidated or circumvented by competitors.

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

        In addition to obtaining approval or clearance from the FDA or foreign regulatory bodies to market a product, the prospective manufacturer's quality control and manufacturing procedures must conform to current good manufacturing practices ("cGMP") guidelines, or ISO 9000 standards, when appropriate. In complying with these regulations, which are subject to change at any time without notice to the Company, ProCyte must continue to expend time, effort and financial resources in production and quality control. In addition, ProCyte's contract manufacturers may be subject to the regulations of and inspections by other foreign, federal, state or local agencies. There can be no assurance that the Company's contract manufacturers' facilities or operations will meet or continue to meet all appropriate guidelines or to pass inspections by any government agency.

        The Company also is or may become subject to various other federal, state, local and foreign laws, regulations and policies relating to, among other things, safe working conditions, good laboratory practices, and the use and disposal of hazardous or potentially hazardous substances used in connection with its research and development.

        The Company's failure to comply with applicable regulatory requirements, including obtaining required regulatory approvals and consents, could have a material adverse effect on the Company's business, financial condition and results of operations.

Intense Competition

        Competition in the wound care, skin health and hair care markets is intense. The Company's competitors include well-established pharmaceutical, cosmetic and healthcare companies such as Obagi, Senetek, Allergan and Nioxin. These competitors may have more financial and other resources, larger research and development staffs, and more experience and capabilities in researching, developing and testing products in clinical trials, in obtaining FDA and other regulatory approvals and in manufacturing, marketing and distribution than the Company. In addition, a number of smaller companies are developing or marketing competitive products. The Company's competitors may develop and commercialize products or obtain patent protection or other regulatory approvals for products more rapidly than the Company. In addition, competitive products may be manufactured and marketed more successfully than the Company's potential products. Such developments could render the Company's existing or potential products less competitive or obsolete and could have a material adverse effect on the Company's business, financial condition and results of operations.

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

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

        ProCyte did not own any derivative financial instruments as of March 31, 2002. The Company is debt-free and is exposed to interest rate risk only to the extent that it has invested idle cash balances. At March 31, 2002, such balances were invested in a United States Treasury money market fund. ProCyte employs established policies and procedures to manage its exposure to changes in the market risk of its investments. The Company believes that the market risk arising from holdings of its financial instruments is not material. The Company holds a $2 million promissory note as a result of the sale of its contract manufacturing operation, which is secured by the manufacturing assets sold, and there is no guaranty.

Part II—Other Information

Item 1.    Legal Proceedings

        Not applicable.

Item 2.    Changes in Securities and Use of Proceeds

        Not applicable.

Item 3.    Defaults Upon Senior Securities

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

ProCyte Corporation (Registrant)

Date: May 9, 2002	By:	/s/ JOHN F. CLIFFORD John F. Clifford, Chairman and CEO

Date: May 9, 2002	By:	/s/ MARK E. LANDIS Mark E. Landis, Controller

Exhibit Index

Exhibit	Description	Note
3.1	Restated Articles of Incorporation of the Registrant	A
3.2	Restated Bylaws of the Registrant	A
4.1	Rights Agreement between the Registrant and American Securities Transfer and Trust as of December 7, 1994	G
10.1*	1987 Stock Benefit Plan of ProCyte Corporation	A
10.2*	ProCyte Corporation 1989 Restated Stock Option Plan	B
10.3*	ProCyte Corporation 1991 Restated Stock Option Plan for Non-employee Directors and amendments thereto	D
10.4†	Teachers Insurance & Annuity Association Lease dated as of October 1, 1993 and second amendment thereto dated February 28, 1997	D
10.5*	1996 Stock Option Plan	D
10.6*	ProCyte Corporation 1998 Non-employee Director Stock Plan	F
10.7*	Change of Control Agreement for Ms. Robin Carmichael	F
10.8*	Change of Control Agreement for Mr. John Clifford	D
10.13*	Form of Indemnity Agreement dated February 23, 1995 between the Registrant and each of Dr. Blake, Mr. Patterson and Mr. Clifford.	C
10.14*	Form of Indemnity Agreement between ProCyte Corporation and each of various of its Officers and Directors	F
10.15*	Form of Severance Agreement for Mr. John Clifford	D
10.16*	Form of Promissory Note between ProCyte Corporation and Mr. John Clifford	H
10.17†	License Agreement dated April 19, 2000 between ProCyte Corporation and Neutrogena Corporation	I

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

H.
Incorporated by reference to the Registrant's Amended Annual Report on Form 10-K/A dated December 31, 1998.

I.
Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the Quarter ended March 31, 2000.

QuickLinks

ProCyte Corporation Index
Part I—Financial Information
  Item 1. Condensed Financial Statements (unaudited)
Balance Sheets—as of March 31, 2002 and December 31, 2001
Statements of Operations—Three Months Ended March 31, 2002 and 2001
Statements of Cash Flows—Three Months Ended March 31, 2002 and 2001
Statements of Stockholders' Equity—Three Months Ended March 31, 2002 and 2001
ProCyte Corporation Notes to Condensed Financial Statements
  Item 2. Management's Discussion & Analysis of Financial Condition & Results of Operations
  Item 3. Quantitative and Qualitative Disclosures about Market Risk
Part II—Other Information
  Item 1. Legal Proceedings
  Item 2. Changes in Securities and Use of Proceeds
  Item 3. Defaults Upon Senior Securities
  Item 4. Submission of Matters to a Vote of Security Holders
  Item 5. Other Information
  Item 6. Exhibits and Reports on Form 8-K
Signatures
Exhibit Index