Form 10-Q
period 2002-06-30
PROCYTE CORP /WA/
filed 2002-08-13
CIK 856072

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934.

For the Quarterly Period Ended June 30, 2002

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

Yes ☒ No ☐

As of August 8, 2002, there were issued and outstanding 15,720,720 shares of common stock, par value $.01 per share.

ProCyte Corporation
Index

Part I—Financial Information

Item 1. Condensed Financial Statements (unaudited)

Balance Sheets—as of June 30, 2002 and December 31, 2001

	June 30, 2002	December 31, 2001
ASSETS
Cash and cash equivalents	$3,859,712	$3,002,579
Accounts receivable, net of allowance for doubtful accounts	1,844,139	956,024
Inventory	1,800,369	2,218,556
Other current assets	227,149	328,666

Total current assets	7,731,369	6,505,825
Property and equipment, net	1,415,214	1,554,387
Intangible assets, net	2,911,000	2,919,004
Note due from sale of manufacturing	1,810,200	1,794,600
Other assets	140,680	36,782

Total Assets	$14,008,463	$12,810,598

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable and other accrued liabilities	$796,438	$1,084,338
Deferred revenue	623,000	62,728

Total current liabilities	1,419,438	1,147,066
Other liabilities	89,081	101,753
Deferred proceeds on sale of manufacturing	1,360,305	1,494,106

Total Liabilities	2,868,824	2,742,925
Common stock and additional paid-in-capital	85,267,431	85,219,011
Accumulated deficit	(74,127,792)	(75,151,338)

Stockholders' Equity	11,139,639	10,067,673

Total Liabilities and Stockholders' Equity	$14,008,463	$12,810,598

See notes to condensed financial statements

Statements of Operations—Three & Six Months Ended June 30, 2002 and 2001

	Three months ended June 30,		Six months ended June 30,
	2002	2001	2002	2001
Revenues
Product sales.	$2,915,245	$2,097,743	$5,668,645	$4,414,304
Licenses and royalties	347,949	212,346	636,949	346,511
Contract manufacturing	—	104,785	—	195,620

Total revenue	3,263,194	2,414,874	6,305,594	4,956,435
Cost of product sales	1,096,502	767,454	2,022,583	1,946,826

Gross profit	2,166,692	1,647,420	4,283,011	3,009,609
Operating Expenses
Marketing and selling.	704,571	821,105	1,408,258	1,617,327
General and administrative	973,617	1,111,399	1,944,170	2,216,946
Provision for loss on sale of manufacturing assets	—	99,639	—	99,639

Total operating expenses	1,678,188	2,032,143	3,352,428	3,933,912

Operating income (loss)	488,504	(384,723)	930,583	(924,303)
Interest and other income	46,166	20,082	92,963	57,997

Net income (loss)	$534,670	$(364,641)	$1,023,546	$(866,306)

Net earnings (loss) per share
Basic	$0.03	$(0.02)	$0.07	$(0.06)
Diluted	$0.03	$(0.02)	$0.06	$(0.06)
Shares used in per share computation
Basic	15,704,841	15,555,420	15,693,794	15,546,959
Diluted	16,061,406	15,555,420	16,015,678	15,546,959

See notes to condensed financial statements

Statements of Cash Flows—Six Months Ended June 30, 2002 and 2001

	Six months ended June 30,
	2002	2001
Operating Activities
Net income (loss)	$1,023,546	$(866,306)
Adjustments to reconcile net income (loss) to net cash provided by (used) in operating activities:
Depreciation and amortization	157,183	336,759
Provision for disposition of manufacturing operations	—	99,639
Amortization of promissory note discount	(15,600)	—
Amortization of deferred gain	(133,801)	—
Amortization of deferred compensation	2,263	—
Stock issued in payment of expenses	24,000	24,000
Change in operating assets and liabilities:
Accounts receivable	(888,115)	(363,445)
Inventory	418,187	183,810
Other current assets	(47,381)	(77,678)
Other non-current assets	—	(2,368)
Accounts payable and other accrued liabilities	(287,901)	(7,120)
Deferred revenue	560,272	124,000
Other liabilities	(12,672)	1,071

Net cash provided by (used in) operating activities	799,981	(547,638)
Financing Activities
Proceeds from issuance of common stock	22,157	10,038
Investing Activities
Purchase of property and equipment	(10,005)	(24,783)
Decrease in security deposit	45,000	45,000

Net cash provided by investing activities	34,995	20,217

Net increase (decrease) in cash and cash equivalents	857,133	(517,383)
Cash and Cash Equivalents
At beginning of period	3,002,579	2,773,474

At end of period	$3,859,712	$2,256,091

See notes to condensed financial statements

Statements of Stockholders' Equity—Six Months Ended June 30, 2002 and 2001

	Common Stock
			Additional Paid-in Capital	Accumulated Deficit	Deferred Compen- sation
	Shares	Par Value				Total
Balance—January 1, 2001	15,514,700	$155,147	$84,950,018	$(74,244,144)	—	$10,861,021
Shares issued under non-employee director stock plan	29,816	298	23,702	—	—	24,000
Shares issued upon exercise of options	11,335	113	9,925	—	—	10,038
Net loss for six months ended June 30, 2001	—	—	—	(866,306)	—	(866,306)

Balance—June 30, 2001	15,555,851	$155,558	$84,983,645	$(75,110,450)	—	$10,028,753

Balance—January 1, 2002	15,653,542	$156,535	$85,062,476	$(75,151,338)	—	$10,067,673
Shares issued under non-employee director stock plan	15,740	157	23,843	—	—	24,000
Shares issued at $0.6875 under a stock warrant issued on May 26, 1999 in exchange for services	18,549	185	(185)	—	—	—
Shares issued upon exercise of options	24,503	245	21,912	—	—	22,157
Compensatory stock option grants February 21, 2002			17,453		(17,453)	—

Amortization of deferred compensation					2,263	2,263

Net income for six months ended June 30, 2002	—	—	—	1,023,546	—	1,023,546

Balance—June 30, 2002	15,712,334	$157,122	$85,125,499	$(74,127,792)	$(15,190)	$11,139,639

See notes to condensed financial statements

ProCyte Corporation
Notes to Condensed Financial Statements

1.    Basis of Presentation

The accompanying unaudited condensed financial statements of ProCyte Corporation ("ProCyte" or the "Company") for the three-month and six-month periods ended June 30, 2002 and 2001 have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Pursuant to such rules and regulations, the condensed financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for audited financial statements. Accordingly, this financial information should be read in conjunction with the complete audited financial statements, including the notes thereto, which are included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001. In the opinion of management, all material adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial statements have been included. Interim results are not necessarily indicative of the results that may be expected for the year.

In April 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. This Statement rescinds SFAS No. 4, Reporting Gains and Losses from Extinguishment of Debt, and an amendment of that statement, SFAS No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements. SFAS No. 145 also rescinds SFAS No. 44, Accounting for Intangible Assets of Motor Carriers. SFAS No. 145 amends SFAS No. 13, Accounting for Leases, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS No. 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. Certain provisions of SFAS No. 145 will be adopted by the Company on January 1, 2003. The Company does not anticipate that adoption of these provisions will have a material effect on its financial position or results of operations. The Company has adopted the provisions of SFAS No. 145 that are effective for financial statements issued after May 15, 2002. There was no impact on the Company's financial position or results of operations as a result of the adoption of these provisions.

In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. This standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002.

2.    Accounts Receivable

The Company shipped several large orders to its licensing partners at the end of June, which increased its accounts receivable balance at June 30, 2002 significantly as compared to the balance at December 31, 2001. Two Customers represented 36.5% and 13.7% of the outstanding accounts receivable balance at June 30, 2002.

During the six months ended June 30, 2002, the Company wrote-off uncollectable balances related to certain terminated licensing agreements. The Company has provided a reserve for uncollectable receivables in the amount of $83,312 at June 30, 2002 and $243,213 at December 31, 2001. The bad debt expense, net of recoveries, was ($12,039) and $2,760 for the quarters ended June 30, 2002 and

2001, respectively, and ($6,910) and $10,210 for the six months ended in June 30, 2002 and 2001, respectively.

3.    Inventory

Inventory after consideration for excess and obsolete items consisted of the following:

	June 30, 2002	December 31, 2001
Finished Goods	$1,018,587	$925,422
Work in process	233,922	350,969
Raw materials	547,860	942,165

Total	$1,800,369	$2,218,556

4.    Property and Equipment

Property and equipment consisted of the following:

	June 30, 2002	December 31, 2001
Equipment	$320,088	$310,082
Leasehold improvements	4,028,807	4,028,807
Less accumulated depreciation & amortization	(2,933,681)	(2,784,502)

Property and equipment, net	$1,415,214	$1,554,387

5.    Intangible Assets

At June 30, 2002 and December 31, 2001, intangible assets are shown net of accumulated amortization of $1,055,442 and $1,047,438, respectively. On January 1, 2002, the Company implemented the guidance of Statement of Financial Accounting Standards (SFAS) No. 142 "Goodwill and Other Intangible Assets" in recognizing certain intangibles as goodwill and assessing potential future impairments of goodwill. The Company performed an annual test on the value of its goodwill under the guidance of SFAS 142 on March 31, 2002, and did not identify the need to recognize any impairment of value at that time. There were no events in the second quarter, which would cause the Company to change its valuation as of June 30, 2002. This analysis was based on one reportable unit. All of Goodwill is deemed to be associated with ProCyte's overall business operations. The Company's amortization expense for goodwill was $61,250 and $122,500 in the quarter and six months ended June 30, 2001, respectively. The net loss for the quarter and the six months then ended would have been $303,391 and $743,806, or ($0.02) and ($0.05) net loss per share, if goodwill had not been amortized.

6.    Federal Income Taxes

The provision for income taxes consisted of the following components:

	Three months ended June 30,		Six months ended June 30,
	2002	2001	2002	2001
Current	—	—	—	—
Deferred	—	—	—	—

	—	—	—	—

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before taxes as follows:

	Three months ended June 30,		Six months ended June 30,
	2002	2001	2002	2001
Income tax (provision)/benefit at federal statutory rate of 35%	$(187,135)	$127,624	$(358,241)	$303,207
Permanent tax/book differences	(5,514)	(10,960)	(9,295)	(13,829)

Tax (provision) before net operating loss carry forward	(192,649)	116,664	(367,536)	289,378
Net operating loss and general business credit carry forward benefit	192,649	(116,664)	367,536	(289,378)

Net tax (provision)/benefit	—	—	—	—

The tax effect of temporary differences and net operating loss carry forward that give rise to the Company's deferred tax assets and liabilities are as follows:

	June 30, 2002	December 31, 2001
Deferred Tax Assets:
Current
Vacation accrual	$15,798	$5,997
Bad debt reserve	29,159	85,125
Non-Current
Net operating loss carry-forward less current year usage	24,111,023	24,449,894
Tax credit carry-forward	1,622,344	1,622,344
Asset impairment write-down	519,765	519,765
Amortization of goodwill	30,655	30,655
Depreciation	403,720	386,220

Total gross deferred tax assets	26,732,464	27,100,000
Deferred tax liabilities	—	—

Net deferred tax asset	26,732,464	27,100,000
Valuation allowance	26,732,464	27,100,000

Net Deferred Tax Asset Balance	—	—

At June 30, 2002 and December 31, 2001, the Company provided full valuation allowance for its net deferred tax assets. The Company believes sufficient uncertainty exists regarding the realizability of the deferred tax assets. The net change in the valuation allowance during the six months ended June 30, 2002 and year ended December 31, 2001, were ($367,536) and $600,000, respectively.

As of June 30, 2002, the Company's U.S. federal net operating loss and general business credit carry forward for income tax purposes were approximately $25,733,367. If not utilized, the federal net operating loss carry forward and tax credits carry forward will expire between 2002 and 2021. Changes in ownership, as defined by Section 382 of the IRC, may limit the amount of net operating loss carry forward used in any one year.

7.    Stockholders' Equity

Information relating to stock options granted, exercised, canceled and currently exercisable is as follows:

	Shares Subject to Option	Weighted Average Exercise Price
Balance—January 1, 2001	2,081,861	$1.63
Granted	38,000	$1.11
Exercised	(11,335)	$0.89
Canceled	(140,116)	$1.36

Balance—June 30, 2001	1,968,410	$1.64

	Shares Subject to Option	Weighted Average Exercise Price
Balance—January 1, 2002	2,087,002	$1.57
Granted	286,000	$1.78
Exercised	(24,503)	$0.90
Canceled	(294,498)	$1.90
Balance—June 30, 2002	2,054,001	$1.56

Currently Exercisable	1,209,513	$1.74

At June 30, 2002, the Company's 1996 Stock Option Plan had 628,162 shares of the Company's common stock available, which included the 750,000 shares approved for the plan at the Company' annual shareholders meeting on May 21, 2002.

The Company issued 7,052 shares on July 1, 2002, in payment of the Board of Director retainers for the second quarter. As of August 8, 2002, the Company's 1998 Non-employee Director Stock Plan had 155,475 shares of the Company's common stock available.

The Company granted 10,000 stock options on February 21, 2002 and 10,000 stock options on May 20, 2002 in exchange for advisory services from two non-employee consultants. The February and May grants, respectively, oblige the Company to issue 10,000 common stock shares at $1.33 and $1.83, the market price on the dates of grant. Both grants become fully vested one year after their date of issuance. The fair value of the February and May grants was determined to be $6,448 and $11,005, respectively, using the Black-Scholes option pricing model. The assumptions used in the model for the February and May grants, respectively, were a risk-free interest rate of 3.84% and 3.92%, 67% and 61% stock price volatility, and no dividends over the two year expected lives. The fair values are reported as deferred compensation in Stockholders' Equity, and are being amortized as an operating expense over the expected lives.

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

8.    Related Party Disclosure

The Company owns a promissory note in the principle amount of $2,000,000 from Emerald Pharmaceutical L.P., which it received as partial consideration for the sale of its contract manufacturing operation in 2001. The note is secured by the manufacturing assets sold and bears interest equal to the effective yield on the 10 Year US Treasury Note, which is adjusted quarterly. The average yield for the quarter and six months ended June 30, 2002 was 5.39% and 5.21%, respectively. Emerald will begin making annual principal payments of $285,714 in July 2005. The Company also received a minority limited partnership interest in Emerald as part of consideration received in the sale. As part of the agreement, ProCyte leases a portion of its current 32,750 square foot leased facility, including existing leasehold improvements, to Emerald. Also included in the proceeds is $1,627,906, which is being recognized over the term of the lease for Emerald's use of the leasehold improvements. ProCyte engages Emerald Pharmaceutical L.P. to do certain manufacturing and other quality and analytical services. Emerald billed ProCyte a total of $61,040 and $193,701 for the services during the quarter and six months ended June 30, 2002, respectively.

One of the Company's Directors serves as Chairman and Chief Executive Officer of one of ProCyte's customers. The customer purchased $186,755 and $308,544 in product during the quarter and six months ended June 30, 2002, respectively. On June 30, 2002 the customer owed ProCyte $253,237.

At June 30, 2002 and December 31, 2001, respectively, an Officer owed the Company $103,898 and $117,904, respectively, including accrued interest at 4.28% under the terms of a promissory note dated December 16, 1998. In the second quarter of 2002, the Compensation Committee of the Board of Directors agreed to extend the note's due date an additional two years to June 30, 2004.

Item 2. Management's Discussion & Analysis of Financial Condition & Results of Operations

This Form 10-Q, contains forward-looking statements. In some cases you can identify forward- looking statements by terminology such as "believe," "expect," "intend," "anticipate," "estimate," "predict," "potential," "propose" or "continue," variations of such words and similar expressions identifying forward looking statements. These statements are only predictions. Actual events or results may differ materially. In evaluating these statements, you should specifically consider various factors described below in the section entitled "Important Factors That May Affect Results."

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

Critical Accounting Policies and Estimates

The "Management's Discussion and Analysis of Financial Condition and Results of Operations", as well as disclosures included elsewhere in this Form 10-Q, are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingencies. On an ongoing basis, we evaluate the estimates used, including those related to impairment and useful lives of intangible assets, allowances for accounts receivable and for excess and obsolete inventory. We base our estimates on historical experience, current conditions and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources, as well as identifying and assessing our accounting treatment with respect to commitments and contingencies. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies involve the more significant judgments and estimates used in the preparation of the consolidated financial statements.

Product revenues are recognized when products are shipped, license fees are recognized over the term of the license agreement, and royalties are recognized when earned. On occasion, the Company will receive advance deposits with customer purchase orders. These deposits are reported as a deferred revenue liability, until the product is shipped to the customer.

Approximately 21% of ProCyte's assets as of June 30, 2002 consist of intangible assets, most of which were acquired in business combinations and were recorded based on the fair value of the common stock we issued to effect those business combinations. Under the guidance of SFAS 142 "Goodwill and Other Intangible Assets" we analyze whether the fair value of recorded goodwill is impaired on an annual basis. Our analysis of whether the fair value of recorded goodwill is impaired involved a substantial amount of judgment, as does establishing and monitoring estimated lives of amortizable intangible assets. Future charges related to intangible assets could be material depending on future developments and changes in technology and our business.

We maintain an allowance for doubtful accounts for estimated losses resulting from the potential inability of our customers to make required payments. We believe such allowances are adequate as of June 30, 2002; however, if the financial condition of our customers or other debtors were to deteriorate, resulting in an impairment of their ability to make payments to us, additional allowances may be required.

In valuating inventory, we consider excess and obsolete inventory. Some of our products carry a shelf life date. Products can potentially lose their saleable value if they are not sold several months before this shelf life date. However, there can be no guarantee that ProCyte can continue to sell products at its current rate. The value of ProCyte's inventory may decrease in the event that sales were to decrease.

Corporate Overview

ProCyte continues to follow its mission of expanding the use and consumer acceptance of GHK and AHK Copper Peptide technologies. During 2001, several new products were introduced in the Neova® Therapy line, including Neova® Antioxidant Therapy. The sunscreen product line was expanded with the introduction of Ti-Silc® Untinted Sunscreen and an improved formulation of Z-Silc™ Sunscreen. There were select additions and discontinuations in the regular product line to improve the product portfolio.

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

The GraftCyte® line of Copper Peptide containing wound care products are used following hair restoration surgery. ProCyte is the only company to provide a comprehensive line of products that address the importance of wound repair in the hair transplant procedure. The Company's GraftCyte® products are promoted through its own sales force and specialty distributors.

The Company has also continued to emphasize its Complex Cu3® Intensive Repair Creme, Lotion, Cleanser and Hydrating Gel products to treat patients following chemical peels, microdermabrasion and laser treatments. The Complex Cu3® System allows the Company to differentiate its line of skin care products on the basis of its proprietary Copper Peptide technology.

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

In 2001, substantial efforts were made with our various partners in gaining registrations and supplying the Copper Peptide technology. During the first quarter of 2001, the Company shipped significant quantities of Copper Peptide to Neutrogena for their launch in April 2001. Neutrogena has continued to expand its product offerings in 2002 and recently launched its first products in Europe. Additionally, the Company signed new consumer license agreements with American Crew, Creative Nail and Atelier Esthetique in 2001. The AHK Copper Peptide compound was licensed to American Crew for hair care in the salon market. The GHK Copper Peptide compound was licensed to Creative Nail Design for nail and hand care in the salon and spa market. All of these companies have launched products into their respective markets during the first half of 2002. ProCyte supplies finished skin care products to Atelier Esthetique for the U.S. salon and spa market. Merck experienced difficulties in selling the Iamin® Gel in Brazil. Its management in Latin America changed during 2001, and the new management has indicated a desire to discontinue sales of the Iamin® Gel. The Merck agreement was terminated on March 25, 2002.

Amuchina, our partner in Europe, was acquired by Angelini ACRAF SpA Pharmaceutical. The change caused a significant slowdown in the registration process and product launch plans. They expect to initiate sales in late 2002.

Net Income (Losses)

ProCyte has reported net income for the second quarter of 2002 and for the first six months of the year. Net income for the quarter was $534,670 as compared to a net loss of $364,641 in the same quarter in 2001. Through the first six months of 2002, the Company reported net income of $1,023,546 as compared to a net loss of $866,306 reported for the same period last year. From ProCyte's inception through December 31, 2001, the Company's revenues were exceeded by the costs associated with researching and developing its proprietary technology and selling and marketing its products. Last year marked significant milestones in product sales growth, launching of strategic licensing agreements and eliminating the loss-generating contract manufacturing operation. At June 30, 2002, the Company's accumulated deficit was approximately $74.1 million.

Revenues

The Company's overall revenues for the quarter increased 35% to $3.3 million from $2.4 million reported in the year-earlier period. Revenues for the first six months were up 27% to $6.3 million as compared to $5.0 million reported for the same period in 2001. In July of 2001, the Company sold its contract manufacturing operations to Emerald Pharmaceutical L.P. Revenues, excluding contract manufacturing, were up 41% and 32% for the quarter and six month periods ended June 30, 2002, as compared to the same periods in the prior year.

For the second quarter, product sales were up 39% to $2,915,245, an $817,502 increase over $2,097,743 reported for the same quarter in 2001. Product sales of $5,668,645, reported for the first six months, were $1,254,341 or 28% higher than $4,414,304 reported in the year-earlier period. Sales to physicians and distributors were up 29% and 28% for the three months and six months periods as compared to the same periods in 2001. GHK and AHK Copper Peptide sales to ProCyte's licensing partners were also up 83% in the second quarter and 30% for six months. In the first six months of 2002, the Company launched a new line of products under the NextDerm™ brand name. These products are available to selected consumer markets through physicians. In the second quarter 2002, the Company continues to ship initial orders to Atelier Esthetique for its launch of Simple Solutions™ products into the salon and spa market. During 2002, the Company also shipped AHK Copper Peptide to American Crew for its Revitalize™ products, which were launched in the first quarter of this year. During the first six months of 2002, we continued to supply GHK Copper Peptide to Neutrogena for its Visibly Firm™ Active Copper™ products, which were initially launched in the first half of 2001.

ProCyte's second quarter royalty revenue increased 64% to $347,949, an increase of $135,603 over $212,346 reported for the same period in 2001. Royalties for the six months were up 84% to $636,949, a $290,438 increase as compared to the same prior-year period. The Company earns royalties on products sold by Neutrogena, American Crew and Creative Nail, which contain its patented copper peptide compounds.

Interest income for the second quarter increased to $46,166 as compared to $20,082 earned in the second quarter of 2001. For the six months, interest and other income increased to $92,963 as compared to $57,997 reported for the same period in 2001. Interest earnings for the second quarter and for the six months include $26,891 and $51,647, respectively, which was paid by Emerald Pharmaceutical L.P. on a $2,000,000 promissory note. During the first six months of 2002, the Company experienced lower market yields on its cash reserves as compared to the first six months in 2001.

Expenses

In the second quarter of 2002, gross profit increased 32% to $2,166,692 (66% gross profit margin) as compared to $1,647,420 (68%) reported for the same quarter in 2001. Gross profit for the six months was also up 42% to $4,283,011 (68%) as compared to $3,009,609 (61%) reported for the year-earlier period. Gross profit margins will fluctuate from quarter to quarter based on product mix and licensee purchases of Copper Peptide for their products.

Total operating expenses were down 17% in the second quarter of 2002 to $1,678,188 from $2,032,143 reported for the second quarter in 2001. For the six months ended June 30, 2002 expenses were down 15% to $3,352,428 as compared to $3,933,912 reported for the same period in 2001. Marketing and selling expenses were down 14% for the second quarter of 2002 and 13% for the first six months of 2002 as the Company launched fewer new products as compared to the same period in 2001. General and administrative expenses also decreased 12% in both the second quarter and the first six months of 2002 as compared to the same periods in the prior year, due to the elimination of the contract manufacturing operations.

Liquidity and Capital Resources

The Company has relied primarily on equity financing, product sales, royalties and license fees, interest income and corporate partnerships to fund its operations and capital expenditures. At June 30, 2002, the Company had approximately $3.9 million in cash and cash equivalents, compared to $3.0 million at December 31, 2001. The net change in cash and cash equivalents during the six months ended June 30, 2002 reflects a net cash flow of $799,981 from operating activities. We expect to see fluctuations in accounts receivable, inventory, accounts payable and deferred revenues over the next several quarters as our strategic partners continue to initiate product introductions.

ProCyte did not own any derivative financial instruments as of June 30, 2002. The Company is debt-free and is exposed to interest rate risk only to the extent that it has invested idle cash balances. At June 30, 2002, such balances were invested in a United States Treasury money market fund. ProCyte employs established policies and procedures to manage its exposure to changes in the market risk of its investments. The Company believes that the market risk arising from holdings of its investment is not material. We hold a $2 million promissory note as a result of the sale of our contract manufacturing operation to Emerald Pharmaceutical LP. The note is guaranteed only by a security agreement, which gives ProCyte a first lien position on the assets sold to Emerald.

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

History of Operating Losses; Accumulated Deficit; Fluctuations in Future Earnings

The Company has been launching products based on its proprietary Copper Peptide technology since mid-1996. It expects to continue to launch new Copper Peptide based products in the future. To date, the Company has generated increasing revenues from sales of products based on its proprietary technology and licensing agreements, but there can be no assurance that the Company can continue to generate sufficient revenues to sustain a profitable level of operations. As of June 30, 2002, the Company's accumulated deficit was approximately $74.1 million. In addition to sales of products based on its proprietary Copper Peptide technology, the Company's revenues have historically included sales of non-proprietary products, license fees and royalties, revenue from contract services and interest income. We sold our contract manufacturing operation in July 2001. There can be no assurance that the Company can sustain a consistent and profitable level of operations. Sustained profitability is dependent a wide variety of factors, including the Company's ability to successfully manufacture and market its products, enter into agreements with corporate partners for commercialization of the Company's products, and license the Company's products and technology. Payments under corporate partnerships and licensing arrangements, if any, may be subject to fluctuations in both timing and amounts. Moreover, the Company's level of profitability, if any, cannot be predicted and may vary significantly from quarter to quarter.

Need for Additional Capital

In the first half of 2002, the Company, for the first time since its inception, has generated net income from operations. The Company may require additional funds to sustain, expand or enhance its sales and marketing activities, continue product development, acquire a product line or company, or fund an infomercial. The Company's future capital requirements will depend on numerous factors, including: its efforts, and the efforts of its collaborative partners, to commercialize its products; the continued progress in the Company's research and development programs; the relationships with existing and future corporate collaborators, if any; the competing technological and market developments; the costs involved in filing, prosecuting and enforcing patent claims; the time and costs of commercialization activities. As of June 30, 2002, the Company had cash and cash equivalents of $3.9 million. The Company estimates that, at its planned rate of spending, its existing cash and cash equivalents and the interest income thereon will be sufficient to meet its capital requirements for at least the next twelve months. There can be no assurance that the underlying assumed levels of revenue and expense will prove accurate. Whether or not these assumptions prove to be accurate, the Company may need to raise additional capital. The Company may be required to seek additional funding through public or private financing, including equity financing, or through collaborative arrangements. Adequate funds for these purposes, whether obtained through financial markets or from collaborative or other arrangements with corporate partners or other sources, may not be available when needed or may not be available on terms favorable to the Company. If issuing equity securities raises additional funds, dilution to existing shareholders will result. In addition, in the event that additional funds are obtained through arrangements with collaborative partners, such arrangements may require the Company to relinquish its rights to certain technologies or potential products that it would otherwise seek to develop or commercialize on its own. If funding is insufficient at any time in the future, the Company may be required to: delay, scale back or eliminate some or all of its marketing and research and development programs; sell assets; or license to third parties the rights to commercialize products or technologies that the Company would otherwise seek to develop on its own. Furthermore, the terms of any such license agreements or asset sales might be less favorable than if the Company were negotiating from a stronger position.

Uncertainties Related to Product Commercialization and Development

From its inception in 1986, until it launched its first commercial product in 1996, the Company has dedicated substantially all of its resources to the research and development of wound healing, hair growth and other therapeutic pharmaceutical applications of its Copper Peptide compounds. To date, the Company has generated increasing revenue from the sales of products based on its proprietary Copper Peptide technology. There can be no assurance that the Company's current products or future products, will be successfully commercialized and accepted for use by physicians, healthcare providers and consumers on a long-term basis.

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

ProCyte's success depends, in part, upon its ability to protect its products and technology under intellectual property laws in the United States and abroad. As of June 30, 2002, the Company had 21 issued US patents expiring between 2005 and 2017 and numerous issued foreign patents and patent registrations. The patents relate to use of the Company's copper-based technology for a variety of healthcare applications, and to the composition of certain biologically active, synthesized compounds. The Company's strategy has been to apply for patent protection for certain compounds and their discovered uses that are believed to have potential commercial value in countries that offer significant market potential. There can be no assurance that patent applications relating to the technology used by the Company will result in patents being issued. There can be no assurance that any patent issued to the Company will not be subjected to further proceedings limiting the scope of the rights under the patent or that such patent will provide a competitive advantage, will afford protection against competitors with similar technology, or will not be successfully challenged, invalidated or circumvented by competitors.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

ProCyte did not own any derivative financial instruments as of June 30, 2002. The Company is debt-free and is exposed to interest rate risk only to the extent that it has invested idle cash balances. At June 30, 2002, such balances were invested in a United States Treasury money market fund. ProCyte employs established policies and procedures to manage its exposure to changes in the market risk of its investments. The Company believes that the market risk arising from holdings of its financial instruments is not material. The Company holds a $2 million promissory note as a result of the sale of its contract manufacturing operation, which is secured by the manufacturing assets sold, and there is no guaranty.

Part II—Other Information

Item 1. Legal Proceedings

Not applicable.

Item 2. Changes in Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

The annual meeting of the shareholders of the Company was held on May 21, 2002. Two matters were submitted to the shareholders for a vote: the election of directors and a proposal to increase the number of shares reserved for issuance under the Company's 1996 employee stock option plan. As of April 4, 2002, the record date, there were 15,695,833 shares eligible to vote at the meeting, of which, 90.66% or 14,229,819 were represented at the meeting, constituting a quorum.

The five nominees for election as directors were elected to serve until 2003 annual meeting of the shareholders, and until the election and qualification of their respective successors. The vote for each director follows:

Directors	For	Withheld
John F. Clifford	14,034,523	195,296
Matt L. Leavitt	14,068,347	161,472
Glenn A. Oclassen	14,034,697	195,122
Robert E. Patterson	14,084,347	145,472
John M. Hammer	14,084,223	145,596

The other proposal was approved by the shareholders. The vote was as follows:

Proposal	For	Withheld	Abstain
Increased the number of share authorized for the 1996 stock option plan from 1,000,000 to 1,750,000	13,064,878	1,109,326	55,615

Item 5. Other Information

Not applicable.

Item 6. Exhibits and Reports on Form 8-K

(a)
Exhibits

See Exhibit Index on page 23.

(b)
Reports on Form 8-K

None.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ProCyte Corporation (Registrant)
Date: August 8, 2002	By:	/s/ JOHN F. CLIFFORD John F. Clifford, Chairman and CEO
Date: August 8, 2002	By:	/s/ MARK E. LANDIS Mark E. Landis, Controller

Exhibit Index

Exhibit	Description	Note
3.1	Restated Articles of Incorporation of the Registrant	A
3.2	Restated Bylaws of the Registrant	A
4.1	Rights Agreement between the Registrant and American Securities Transfer and Trust as of December 7, 1994	G
10.1*	1987 Stock Benefit Plan of ProCyte Corporation	A
10.2*	ProCyte Corporation 1989 Restated Stock Option Plan	B
10.3*	ProCyte Corporation 1991 Restated Stock Option Plan for Non-employee Directors and amendments thereto	D
10.4†	Teachers Insurance & Annuity Association Lease dated as of October 1, 1993 and second amendment thereto dated February 28, 1997	D
10.5*	1996 Stock Option Plan	D
10.6*	ProCyte Corporation 1998 Non-employee Director Stock Plan	F
10.7*	Change of Control Agreement for Ms. Robin Carmichael	F
10.8*	Change of Control Agreement for Mr. John Clifford	D
10.13*	Form of Indemnity Agreement dated February 23, 1995 between the Registrant and each of Dr. Blake, Mr. Patterson and Mr. Clifford.	C
10.14*	Form of Indemnity Agreement between ProCyte Corporation and each of various of its Officers and Directors	F
10.15*	Form of Severance Agreement for Mr. John Clifford	D
10.16*	Form of Promissory Note between ProCyte Corporation and Mr. John Clifford	H
10.17†	License Agreement dated April 19, 2000 between ProCyte Corporation and Neutrogena Corporation
99.1	Certification of Periodic Report by Mr. John F. Clifford	J
99.2	Certification of Periodic Report by Mr. Mark E. Landis	J

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
Submitted herewith

QuickLinks

ProCyte Corporation Index
Part I—Financial Information
  Item 1. Condensed Financial Statements (unaudited)
Balance Sheets—as of June 30, 2002 and December 31, 2001
Statements of Operations—Three & Six Months Ended June 30, 2002 and 2001
Statements of Cash Flows—Six Months Ended June 30, 2002 and 2001
Statements of Stockholders' Equity—Six Months Ended June 30, 2002 and 2001
ProCyte Corporation Notes to Condensed Financial Statements
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