Form 10-Q
period 2002-09-30
PROCYTE CORP /WA/
filed 2002-11-14
CIK 856072

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934.

For the Quarterly Period Ended September 30, 2002

Commission File Number 0-18044

PROCYTE CORPORATION

(Exact name of the registrant as specified in its charter)

Washington	91-1307460
(State of incorporation)	(I.R.S. Employer Identification No.)

8511 154th Avenue N.E., Redmond, WA	98052
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code:	(425) 869-1239

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  ☒   No  ☐

As of November 5, 2002, there were issued and outstanding 15,732,244 shares of common stock, par value $.01 per share.

ProCyte Corporation

Part I - Financial Information

Item 1. Condensed Consolidated Financial Statements (unaudited)

Balance Sheets - as of September 30, 2002 and December 31, 2001

	September 30, 2002	December 31, 2001
Assets
Cash and cash equivalents	$3,845,507	$3,002,579
Accounts receivable, net of allowance for doubtful accounts	1,457,752	956,024
Inventory	1,869,916	2,218,556
Other current assets	270,777	328,666
Total current assets	7,443,952	6,505,825
Property and equipment, net	1,346,625	1,554,387
Intangible assets, net	2,906,998	2,919,004
Note due from sale of contract manufacturing operations, net	1,818,000	1,794,600
Other assets	140,286	36,782
Total Assets	$13,655,861	$12,810,598

Liabilities and Stockholders’ Equity
Accounts payable and other accrued liabilities	$772,418	$1,084,338
Deferred revenue	22,000	62,728
Total current liabilities	794,418	1,147,066
Other liabilities	89,081	101,753
Deferred proceeds on sale of contract manufacturing operations	1,293,405	1,494,106
Total Liabilities	2,176,904	2,742,925
Common stock and additional paid-in-capital	85,285,019	85,219,011
Accumulated deficit	(73,806,062)	(75,151,338)
Stockholders’ Equity	11,478,957	10,067,673
Total Liabilities and Stockholders’ Equity	$13,655,861	$12,810,598

See notes to condensed consolidated financial statements

Statements of Operations - Three & Nine Months Ended September 30, 2002 and 2001

	Three months ended September 30,		Nine months ended September 30,
	2002	2001	2002	2001
Revenues
Product sales	$2,735,068	$1,756,609	$8,403,713	$6,170,913
Licenses and royalties	391,427	577,852	1,028,376	924,363
Contract manufacturing	—	—	—	195,620
Total revenue	3,126,495	2,334,461	9,432,089	7,290,896
Cost of product sales	1,285,907	703,061	3,308,490	2,649,887
Gross profit	1,840,588	1,631,400	6,123,599	4,641,009
Operating Expenses
Marketing and selling	728,094	719,634	2,278,591	2,326,750
General, research and administrative	840,121	958,876	2,642,052	3,186,033
Loss on sale of contract manufacturing operations	—	9,955	—	109,594
Total operating expenses	1,568,215	1,688,465	4,920,643	5,622,377
Operating income (loss)	272,373	(57,065)	1,202,956	(981,368)
Interest and other income	49,357	44,996	142,320	102,993
Net income (loss)	$321,730	$(12,069)	$1,345,276	$(878,375)
Net earnings (loss) per share
Basic	$0.02	$(0.00)	$0.09	$(0.06)
Diluted	$0.02	$(0.00)	$0.08	$(0.06)
Shares used in per share computation
Basic	15,721,705	15,595,502	15,703,200	15,563,318
Diluted	16,031,445	15,595,502	15,995,866	15,563,318

See notes to condensed consolidated financial statements

Statements of Cash Flows - Nine Months Ended September 30, 2002 and 2001

	Nine months ended September 30,
	2002	2001
Operating Activities
Net income (loss)	$1,345,276	$(878,375)
Adjustments to reconcile net income (loss) to net cash provided by (used) in operating activities:
Depreciation and amortization	235,857	478,216
Loss on sale of contract manufacturing operations	—	109,594
Amortization of promissory note discount	(23,400)	(5,200)
Amortization of deferred gain	(200,701)	(66,900)
Amortization of deferred compensation	4,448	—
Stock issued in payment of expenses	36,000	36,000
Change in operating assets and liabilities:
Accounts receivable	(501,728)	134,633
Inventory	348,640	126,998
Other current assets	(90,615)	(87,239)
Accounts payable and other accrued liabilities	(311,920)	(25,585)
Deferred revenue	(40,728)	(121,049)
Other liabilities	(12,672)	19,071
Net cash provided by (used in) operating activities	788,457	(279,836)
Financing Activities
Proceeds from issuance of common stock	25,560	65,847
Investing Activities
Purchase of property and equipment	(16,089)	(29,179)
Proceeds from sale of property and equipment	—	212,243
Investment in Emerald Pharmaceutical LP	—	(1,000)
Decrease in other assets	45,000	18,617
Net cash provided by investing activities	28,911	200,681
Net increase (decrease) in cash and cash equivalents	842,928	(13,308)
Cash and Cash Equivalents
At beginning of period	3,002,579	2,773,474
At end of period	$3,845,507	$2,760,166
Supplemental Non-Cash Financing Activities
Promissory note received from sale of contract manufacturing operations	—	$2,000,000
Stock options granted in payment of expenses	$(17,453)	—

See notes to condensed consolidated financial statements

Statements of Stockholders’ Equity - Nine Months Ended September 30, 2002 and 2001

			Additional Paid-in Capital	Accumulated Deficit	Deferred Compen- sation	Total
	Common Stock
	Shares	Par Value
Balance – January 1, 2001	15,514,700	$155,147	$84,950,018	$(74,244,144)	—	$10,861,021

Shares issued under non-employee director stock plan	39,892	399	35,601	—	—	36,000

Shares issued upon exercise of options	88,002	880	64,967	—	—	65,847

Net loss for Nine months ended September 30, 2001	—	—	—	(878,375)	—	(878,375)

Balance – September 30, 2001	15,642,594	$156,426	$85,050,586	$(75,122,519)	—	$10,084,493

Balance – January 1, 2002	15,653,542	$156,535	$85,062,476	$(75,151,338)	—	$10,067,673

Shares issued under non-employee director stock plan	22,792	228	35,772	—	—	36,000

Shares issued at $0.6875 under a stock warrant issued on May 26, 1999 in exchange for services	18,549	185	(185)	—	—	—

Shares issued upon exercise of options	28,837	287	25,273	—	—	25,560

Compensatory stock option grants			17,453		(17,453)	—

Amortization of deferred compensation					4,448	4,448

Net income for nine months ended September 30, 2002	—	—	—	1,345,276	—	1,345,276

Balance – September 30, 2002	15,723,720	$157,235	$85,140,789	$(73,806,062)	$(13,005)	$11,478,957

See notes to condensed financial statements

ProCyte Corporation

Notes to Condensed Consolidated Financial Statements (unaudited)

1.              Basis of Presentation

The accompanying condensed consolidated financial statements (unaudited) include the accounts of ProCyte Corporation and its wholly-owned, non-operating subsidiary NextDerm, Inc. (collectively “ProCyte” or the “Company”) for the three-month and nine- month periods ended September 30, 2002 and 2001 have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X.  Pursuant to such rules and regulations, the consolidated condensed financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for audited financial statements.  Accordingly, this financial information should be read in conjunction with the complete audited financial statements, including the notes thereto, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.  In the opinion of management, all material adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial statements have been included.  Interim results are not necessarily indicative of the results that may be expected for the year.

2.              Accounts Receivable

Two customers each represented greater than 10% of the net accounts receivable balance at September 30, 2002 and December 31, 2001 as follows:

	September 30, 2002	December 31, 2001
Customer A	34%	22%
Customer B	19%	13%

The Company provided a reserve for uncollectable receivables in the amount of $90,029 at September 30, 2002 and $243,213 at December 31, 2001.  The bad debt expense, net of recoveries, was $11,799 and $177,664 for the three months ended September 30, 2002 and 2001, respectively, and $4,889 and $187,875 for the nine months ended in September 30, 2002 and 2001, respectively.

3.              Inventory

Inventory after consideration for excess and obsolete items consisted of the following:

	September 30, 2002	December 31, 2001
Finished Goods	$963,462	$925,422
Work in process	53,282	350,969
Raw materials	853,172	942,165
Total	$1,869,916	$2,218,556

4.     Property and Equipment

Property and equipment consisted of the following:

	September 30, 2002	December 31, 2001
Equipment	$326,171	$310,082
Leasehold improvements	4,028,807	4,028,807
Less accumulated depreciation & amortization	(3,008,353)	(2,784,502)
Property and equipment, net	$1,346,625	$1,554,387

5.              Intangible Assets

Intangible assets include patents of $89,627 and $101,633 and goodwill of $2,817,371 and $2,817,371 at September 30, 2002 and December 31, 2001, respectively.  Intangible assets are shown net of accumulated amortization of $1,059,444 and $1,047,438, at September 30, 2002 and December 31, 2001, respectively.  Patents are amortized over the term of the patent and the estimated amortization expense related thereto is $16,000 for each of the years ending December 31, 2002 through 2007 and $6,000 for the year ending December 31, 2008.

On January 1, 2002, the Company implemented the guidance of Statement of Financial Accounting Standards (SFAS) No. 142 “Goodwill and Other Intangible Assets” in recognizing certain intangibles as goodwill and assessing potential future impairments of goodwill.  The Company performed an annual test on the value of its goodwill under the guidance of SFAS 142 on March 31, 2002, and did not identify the need to recognize any impairment of value at that time.  There were no events since March 31, 2002, which would cause the Company to change its valuation as of September 30, 2002.  This analysis was based on one reportable unit.  All of goodwill is deemed to be associated with ProCyte’s overall business operations.  The Company’s amortization expense for goodwill was $61,259 and $183,776 in the three and nine months ended September 30, 2001, respectively.  The net income (loss) for the three and the nine months then ended would have been $49,190 and $(694,599), or $0.00 and $(0.04) net loss per share, if goodwill had not been amortized.

6.              Federal Income Taxes

No provision was made for income taxes for the three and nine months ended September 30, 2002 and 2001.  At September 30, 2002 and December 31, 2001, the Company provided full valuation allowance for its net deferred tax assets.  The Company believes sufficient uncertainty exists regarding the realizability of the deferred tax assets.  The net changes in the valuation allowance, during the nine months ended September 30, 2002 and year ended December 31, 2001, were $(1,205,134) and $600,000, respectively.

As of September 30, 2002, the Company’s U.S. federal net operating loss and general business credit carry forward for income tax purposes were approximately $25.9 million.  If not utilized, the federal net operating loss carry forward and tax credits carry forward will expire between 2004 and 2021.  Changes in ownership, as defined by Section 382 of the IRC, may limit the amount of net operating loss carry forward used in any one year.

7.     Stockholders’ Equity

Information relating to stock options granted, exercised, canceled and currently exercisable is as follows:

	Shares Subject to Option	Weighted Average Exercise Price
Balance – January 1, 2001	2,081,861	$1.63
Granted	118,000	$1.21
Exercised	(88,002)	$0.75
Canceled	(293,781)	$1.82
Balance – September 30, 2001	1,818,078	$1.61

	Shares Subject to Option	Weighted Average Exercise Price
Balance – January 1, 2002	2,087,002	$1.57
Granted	294,500	$1.77
Exercised	(28,837)	$0.89
Canceled	(323,164)	$1.84
Balance – September 30, 2002	2,029,501	$1.57
Currently Exercisable	1,305,550	$1.67

At September 30, 2002, the Company’s 1996 Stock Option Plan had 648,328 shares of the Company’s common stock available, which included the 750,000 shares approved for the plan at the Company’ annual shareholders meeting on May 21, 2002.

The Company issued 8,524 shares on October 1, 2002, in payment of the Board of Director retainers for the third quarter.  As of October 2, 2002, the Company’s 1998 Non-employee Director Stock Plan had 146,951 shares of the Company’s common stock available.

The Company granted 10,000 stock options on February 21, 2002 and 10,000 stock options on May 20, 2002 in exchange for advisory services from two non-employee consultants.  The February and May grants, respectively, oblige the Company to issue 10,000 common stock shares at $1.33 and $1.83, the market price on the dates of grant.  Both grants become fully vested one year after their date of issuance.  The fair value of the February and May grants was determined to be $6,448 and $11,005, respectively, using the Black-Scholes option pricing model.  The assumptions used in the model for the February and May grants, respectively, were a risk-free interest rate of 3.84% and 3.92%, 67% and 61% stock price volatility, and no dividends over the two year expected lives.  The fair values are reported as deferred compensation in Stockholders’ Equity, and are being amortized as an operating expense over the expected lives.

The Company issued three common stock purchase warrants for 100,000 shares on May 26, 1999 in exchange for services.  The three warrants oblige the Company to issue 33,334 shares at $0.6875 per share, the market price on the grant date, 33,333 shares at $1.6875 and 33,333 shares at $2.6875.  Each of the warrants has a five-year life and is fully vested. The fair value of these warrants was determined to be

$90,117 using the Black-Scholes option-pricing model and was expensed in 1999.  The assumptions used in the model were a risk-free interest rate of 4.08%, an expected life of five years, 98% stock price volatility and no dividends over the expected life.  On January 2, 2002, the first warrant for 33,334 shares was exercised in a net exercise, as provided by the terms of the warrant, resulting in the issuance of 18,549 shares.

8.              Related Party Disclosure

The Company owns a promissory note in the principle amount of $2,000,000 from Emerald Pharmaceutical L.P., which it received as partial consideration for the sale of its contract manufacturing operations in 2001.  The note is secured by the manufacturing assets sold and bears interest equal to the effective yield on the 10 Year US Treasury Note, which is adjusted quarterly.  The average yield for the three and nine months ended September 30, 2002 was 4.80% and 5.07%, respectively.  Emerald will begin making annual principal payments of $285,714 in July 2005.  The Company also received a minority limited partnership interest in Emerald as part of consideration received in the sale.  As part of the agreement, ProCyte leases a portion of its current 32,750 square foot leased facility, including existing leasehold improvements, to Emerald.  Also included in the proceeds is $1,627,906, which is being recognized over the term of the lease for Emerald’s use of the leasehold improvements.  ProCyte engages Emerald Pharmaceutical L.P. to do certain manufacturing and other quality and analytical services.  Emerald billed ProCyte a total of $643,450 and $175,394 for the three months ended September 30, 2002 and 2001, respectively, and $836,521 and $175,394 for the nine months ended September 30, 2002 and 2001, respectively.  Such amounts were mostly related to manufacturing activities that flows into inventory and then cost of product sales.  ProCyte had trade payables to Emerald of $17,640 and $44,155 on September 30, 2002 and December 31, 2001, respectively.

One of the Company’s Directors also serves as Chairman and Chief Executive Officer of one of ProCyte’s customers.  ProCyte’s sales to the customer were $298,038 and $127,667 for the three months ended September 30, 2002 and 2001, respectively, and $606,582 and $367,502 for the nine months ended September 30, 2002 and 2001, respectively.  The customer’s trade receivable balances were $273,839 and $122,165 on September 30, 2002 and December 31, 2001, respectively.

At September 30, 2002 and December 31, 2001, respectively, an Officer owed the Company $105,058 and $117,904, respectively.  The original promissory note, dated December 16, 1998, beared interest at 4.28%, compounded semi-annually, which was payable at June 30, 2002.  In the first quarter of 2002, the Compensation Committee of the Board of Directors agreed to extend the note’s due date an additional two years to June 30, 2004.  The extended promissory note agreement, dated June 30, 2002, bears interest at the applicable federal short-term rate at June 30, 2002 of 2.91%, which is payable annually.

Item 2.  Management’s Discussion & Analysis of Financial Condition & Results of Operations

This Form 10-Q contains forward-looking statements.  In some cases you can identify forward-looking statements by terminology such as “believe,” “expect,” “intend,” “anticipate,” “estimate,” “predict,” “potential,” “propose” or “continue,” variations of such words and similar expressions identifying forward looking statements.  These statements are only predictions.  Actual events or results may differ materially.  In evaluating these statements, you should specifically consider various factors described below in the section entitled “Important Factors That May Affect Results.”

Although we believe the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.  You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. This report should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 and other reports of the Company filed with the U.S. Securities and Exchange Commission (SEC).  The Company undertakes no obligation to update publicly any forward-looking statements to reflect new information, events or circumstances after the date of this report, or to reflect the occurrence of unanticipated events.

Critical Accounting Policies and Estimates

The “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, as well as disclosures included elsewhere in this Form 10-Q, are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.  The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingencies.  On an ongoing basis, we evaluate the estimates used, including those related to impairment and useful lives of intangible assets, allowances for accounts receivable and for excess and obsolete inventory.  We base our estimates on historical experience, current conditions and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources, as well as identifying and assessing our accounting treatment with respect to commitments and contingencies.  Actual results may differ from these estimates under different assumptions or conditions.  We believe the following critical accounting policies involve the more significant judgments and estimates used in the preparation of the consolidated financial statements.

Product revenues are recognized when products are shipped, license fees are recognized over the term of the license agreement, and royalties are recognized when earned.  On occasion, the Company will receive advance deposits with customer purchase orders.  These deposits are reported as a deferred revenue liability, until the product is shipped to the customer.

Approximately 21% of ProCyte’s assets as of September 30, 2002 consist of goodwill, most of which was acquired in business combinations and recorded based on the fair value of the common stock issued to effect those business combinations.  Under the guidance of SFAS 142 “Goodwill and Other Intangible Assets” we analyze whether the fair value of recorded goodwill is impaired on an annual basis.  Our analysis of whether the fair value of recorded goodwill is impaired involved a substantial amount of judgment, as does establishing and monitoring estimated lives of amortizable intangible assets.  Future charges related to intangible assets could be material depending on future developments and changes in technology and our business.

We maintain an allowance for doubtful accounts for estimated losses resulting from the potential inability of our customers to make required payments.  We believe such allowances are adequate as of September 30, 2002; however, if the financial condition of our customers or other debtors were to deteriorate, resulting in an impairment of their ability to make payments to us, additional allowances may be required.

Inventories are stated at the lower of cost or market value.  Cost is principally determined by the first-in, first-out method.  The Company records adjustments to the value of inventory based upon its forecasted plans to sell its inventories.  The physical condition (e.g., age and quality) of the inventories is also considered in establishing its valuation.  These adjustments are estimates, which could vary significantly, either favorably or unfavorably, from the amounts that the Company may ultimately realize upon the disposition of inventories if future economic conditions, customer inventory levels, product discontinuances or competitive conditions differ from our estimates and expectations.

Corporate Overview

ProCyte continues to execute its strategic plan of expanding the use and consumer acceptance of GHK and AHK Copper Peptide technologies via licensing of such technologies to others.  During 2002, three additional consumer companies launched products containing licensed copper peptide technology into the spa and salon markets.  Also, Neutrogena is expanding the introduction of its already successful Visibly Firm™ product line into the international market.

In addition, ProCyte continues to develop and market its own brands of skin health and hair care products which are sold through its direct sales force and selected distributors.  The Company continues to focus its direct sales efforts on the specialty skin health and procedure based sector, marketing its products to dermatologists, and plastic and cosmetic surgeons.

The Neova® anti-aging therapy products continue to be the primary focus of the Company in the physician market.  Third party studies presented at the American Academy of Dermatology in February 2002 clearly showed the improvements to skin tone, texture and reductions in fine line and wrinkles with products containing GHK Copper Peptide Complex™ versus other materials.  These studies also confirmed the importance of the complexed peptide protection of copper versus uncomplexed copper salts.  The updated TiSilc® sunscreen product line is also a strong category and has been a contributor to sales growth for the Company.

The Company also continues to emphasize its Complex Cu3® Intensive Repair Creme, Lotion, Cleanser and Hydrating Gel products to treat patients following chemical peels, microdermabrasion and laser treatments.  The Complex Cu3® System allows the Company to differentiate its line of skin care products on the basis of its proprietary Copper Peptide technology.  Over the past year there have been an increasing number of independent physician studies supporting the use of the GHK Copper Peptide containing Complex Cu3® products.

The GraftCyte® line of wound care products containing GHK Copper Peptide Complex™ are used following hair restoration surgery.  ProCyte is the only company to provide a comprehensive line of products that address the importance of wound repair in the hair transplant procedure.  Sales in this segment continue to show good growth and physician acceptance.

The Company markets its Tricomin® line of Triamino Copper Complex™ containing hair care products to physicians and directly to consumers through its web site at www.tricomin.com.  Tricomin® shampoos,

conditioners, and follicle therapy solution are positioned to participate in the rapidly growing $1.5 billion worldwide hair care market as a program for the maintenance of thinning hair for both men and women.  Hair follicles require high concentrations of biological copper, and the Tricomin® products deliver copper along with amino acids for nourishing and stimulating the hair and scalp for improved health, strength and appearance.

Net Income (Losses)

ProCyte  reported net income for the third quarter of 2002 of $321,730 as compared to a net loss of $12,069 in the same quarter in 2001.  Through the first nine months of 2002, the Company reported net income of $1,345,276 as compared to a net loss of $878,375 reported for the same period last year.  From ProCyte’s inception through December 31, 2001, the Company’s revenues were exceeded by the costs associated with researching and developing its proprietary technology and selling and marketing its products.  Last year the Company achieved important milestones by increasing product sales, signing strategic licensing agreements and selling its loss-generating contract manufacturing operations.  At September 30, 2002, the Company’s accumulated deficit was approximately $73.8 million.  The Company’s U.S. Federal net operating loss carry forward and general business tax credit carry forward for income tax purposes totaled approximately $25.9 million as of September 30, 2002.  The Company has not yet recognized the benefit of these tax expense savings for future period earnings.  The Company’s history of producing net income is still less than one year.  Thus, sufficient uncertainty still exists regarding the realizability of using the deferred tax assets in future periods.  Also, if not utilized, the federal net operating loss carry forward and tax credits carry forward will expire between 2004 and 2021.

Revenues

The Company’s total revenue for the third quarter of 2002 increased 34% to $3.1 million from $2.3 million reported in the year-earlier period.  Total revenue for the first nine months increased 29% to $9.4 million as compared to $7.3 million reported for the same period in 2001.  In July of 2001, the Company sold its contract manufacturing operations to Emerald Pharmaceutical L.P.  Total revenue, excluding contract manufacturing revenue, increased 33% for the nine-month period ended September 30, 2002, as compared to the same period in the prior year.

Product sales for the third quarter increased 56% to $2,735,068, from $1,756,609 reported in the year earlier period.  Product sales for the first nine months increased 36% to $8,403,713 as compared to $6,170,913 reported in the year-earlier period.  Product sales to physicians and distributors were up 33% and 29% for the three- and nine-month periods in 2002, respectively, as compared to the same periods in 2001.  GHK and AHK Copper Peptide sales to ProCyte’s licensing partners are up 143% in the third quarter and 56% for nine months ended 2002, principally due to increased purchases by Neutrogena, which launched its GHK Copper Peptide Complex™ based skin care products in Europe during 2002.

ProCyte’s third quarter royalty revenue decreased 32% to $391,427 from $577,852 reported for the same period in 2001.  For the nine months, royalties increased 11% to $1,028,376, a $104,013 increase as compared to the same prior-year period.  Royalty revenues will fluctuate from quarter to quarter, due to the licensees’ timing of new market launches, special promotions and other factors beyond the Company’s control.

Interest and other income for the third quarter of 2002 increased 10% to $49,357 as compared to $44,996 earned in the same quarter in 2001. For the nine months ended September 30, 2002, interest and other income increased 38% to $142,320 as compared to $102,993 reported for the same period in 2001.  Interest and other income in the third quarter and for the nine months increased primarily due to the Company’s higher average cash balance during the 2002 periods as compared to the same periods in 2001.  For the quarter and nine-month periods ended September 30, 2002, ProCyte received interest payments of $24,172 and $75,819, respectively, from Emerald Pharmaceutical L.P. on a $2,000,000 promissory note as compared to $21,621 received for both the comparable quarter and nine month periods in 2001.  The Company realized lower market yields on its cash reserves in 2002 as compared to 2001.

Expenses

In the third quarter of 2002, gross profit increased 13% to $1,840,588 (59% gross margin) as compared to $1,631,400 (70% gross margin) reported for the same quarter in 2001.   Gross profit for the nine months ended September 30, 2002 increased 32% to $6,123,599 (65% gross margin) as compared to $4,641,009 (64% gross margin) reported for the same period of 2001.   ProCyte experiences fluctuating gross margins from quarter to quarter based on the revenue mix of products, licensee purchases of GHK and AHK Copper Peptide for their products and royalty revenue.

Total operating expenses decreased 7% in the third quarter of 2002 to $1,568,215 from $1,688,465 reported for the same quarter in 2001.  For the nine months ended September 30, 2002 expenses decreased 12% to $4,920,643 as compared to $5,622,377 reported for the same period in 2001.  The Company’s operating expenses continue to be lower than reported in the same periods last year as a result of the sale of the Company’s contract manufacturing operations in July 2001.  The Company began presenting marketing and selling expenses separately from general and administrative expenses in 2002.  The Company has reclassified certain expenses in both 2002 and 2001 to more clearly present the comparison between the two years.  Marketing and selling expenses remain consistent with the prior year, as the Company continues to leverage more revenue out of its existing expenditure level.  General and administrative expenses are down 12% in the third quarter and 17% for the first nine months of 2002 as compared to the same periods in the prior year, primarily due to the sale of the contract manufacturing operations.

Liquidity and Capital Resources

The Company has relied primarily on equity financing, revenue, interest income and corporate partnerships to fund its operations and capital expenditures.  At September 30, 2002, the Company had approximately $3.8 million in cash and cash equivalents, compared to $3.0 million at December 31, 2001.  The net change in cash and cash equivalents during the nine months ended September 30, 2002 reflects a net cash flow of $842,928, which is primarily from operating activities.  We expect to see fluctuations in accounts receivable, inventory, accounts payable and deferred revenues over the next several quarters as our strategic partners continue to initiate product introductions.

ProCyte did not own any derivative financial instruments as of September 30, 2002.  The Company is debt-free and is exposed to interest rate risk only to the extent that it has invested idle cash balances.  At September 30, 2002, such balances were invested in a United States Treasury money market fund.  ProCyte employs established policies and procedures to manage its exposure to changes in the market risk of its investments.  The Company believes that the market risk arising from holdings of its investment is not material.  The Company holds a $2 million promissory note as a result of the sale of its contract manufacturing operation to Emerald Pharmaceutical LP.  The note is guaranteed by a security agreement, which gives ProCyte a first lien position on the assets sold to Emerald.

The Company believes that its existing cash and cash equivalents and interest thereon, will be sufficient to meet its working capital requirements for at least the next twelve months.  However, there can be no assurance that the underlying assumed levels of revenue and expense will prove accurate. The Company will depend on product revenues, royalties and license fees, asset redeployment, interest income, equity financing, and funding from corporate partnerships to meet its future capital needs. See “Additional Factors That May Affect Results– Need for Additional Capital”.

Additional Factors That May Affect Results

In addition to the other information contained in this report and our other reports filed with the SEC, the following factors could affect the Company’s actual results and could cause our actual results to differ materially from those achieved in the past or expressed in our forwarding-looking statements.

History of Operating Losses; Accumulated Deficit; Fluctuations in Future Earnings

The Company has been launching products based on its proprietary Copper Peptide technologies since mid-1996.  It expects to continue to launch new Copper Peptide based products in the future.  To date, the Company has generated increasing revenues from sales of products based on its proprietary technology and licensing agreements, but there can be no assurance that the Company can continue to generate sufficient revenues to sustain a profitable level of operations.  As of September 30, 2002, the Company’s accumulated deficit was approximately $73.8 million.  In addition to sales of products based on its proprietary Copper Peptide technologies, the Company’s revenues have historically included sales of non-proprietary products, license fees and royalties, revenue from contract services and interest income.  The contract manufacturing operation was sold in July 2001.  There can be no assurance that the Company can sustain a consistent and profitable level of operations.  Sustained profitability is dependent on a wide variety of factors, including the Company’s ability to successfully manufacture and market its products, enter into agreements with corporate partners for commercialization of the Company’s products, and license the Company’s products and technology.  Payments under corporate partnerships and licensing arrangements, if any, may be subject to fluctuations in both timing and amounts.  Moreover, the Company’s level of profitability, if any, cannot be predicted and may vary significantly from quarter to quarter.

Need for Additional Capital

In the first nine months of 2002, the Company, for the first time since its inception, generated net income and cash from operations.  The Company may require additional funds to sustain, expand or enhance its sales and marketing activities, continue product development, acquire a product line or company, or fund additional distribution channels.  The Company’s future capital requirements will depend on numerous factors, including: its efforts, and the efforts of its collaborative partners, to commercialize its products; the continued progress in the Company’s research and development programs; the relationships with existing and future corporate collaborators, if any; the competing technological and market developments; the costs involved in filing, prosecuting and enforcing patent claims; and the time and costs of commercialization activities.  As of September 30, 2002, the Company had cash and cash equivalents of $3.8 million.  The Company estimates that, at its planned rate of spending, its existing cash and cash equivalents and the interest income thereon will be sufficient to meet its capital requirements for at least the next twelve months.  There can be no assurance that the underlying assumed levels of revenue and expense will prove accurate.  Whether or not these assumptions prove to be accurate, the Company may need to raise additional capital.  The Company may be required to seek additional funding through public or private financing, including equity financing, or through collaborative arrangements.  Adequate funds for these purposes, whether obtained through financial markets or from collaborative or other arrangements with corporate partners or other sources, may not be available when needed or may not be available on terms favorable to the Company.  If issuing equity securities raises additional funds, dilution to existing shareholders will result.  In addition, in the event that additional funds are obtained through arrangements with collaborative partners, such arrangements may require the Company to relinquish its rights to certain technologies or potential products that it would otherwise seek to develop or commercialize on its own.  If funding is insufficient at any time in the future, the Company may be required to: delay, scale back or eliminate some or all of its marketing and research and development programs; sell assets; or license to third parties the rights to commercialize products or technologies that the Company would otherwise seek to develop on its own.  Furthermore, the terms of any such license agreements or asset sales might be less favorable than if the Company were negotiating from a stronger position.

Uncertainties Related to Product Commercialization and Development

From its inception in 1986, the Company has dedicated substantially all of its resources to the research and development of wound healing, hair growth and other therapeutic pharmaceutical applications of its Copper Peptide compounds. The Company launched its first commercial product in 1996.  To date, the Company has generated increasing revenue from the sales of products based on its proprietary Copper Peptide technology.  There can be no assurance that the Company’s current products or future products, will be successfully commercialized and accepted for use by physicians, healthcare providers and consumers on a long-term basis.

Dependence on and Management of Existing and Future Corporate Alliances

The Company has entered into collaborative arrangements or programs with several partners, including Neutrogena, American Crew, Medical Hair Restoration and Atelier Esthetique. The level of each collaborator’s involvement and support and the amount and timing of resources it will give or the amount of product it will purchase from the Company under these agreements, arrangements, or programs are not within the control of ProCyte and can significantly impact ProCyte’s ability to achieve its objectives.  There can be no assurance that these collaborators will perform their contractual obligations or intentions as expected or that the Company will derive revenue from such arrangements.  Moreover, the agreements or business could be terminated.  The Company expects to rely on these and additional agreements, arrangements, or programs to develop, commercialize, promote and sell its present and future products.  The Company may not be able to negotiate acceptable agreements in the future.  Moreover, new agreements or existing agreements may not be successful. If any collaborator breaches or terminates its agreement, or fails to conduct its collaborative activities in a timely manner, the commercialization of existing and future products could be slowed down or blocked completely.  Disputes may arise between the Company and its collaborators on a variety of matters, including financial or other obligations under the business relationships and arrangements between the companies.  These disputes may be both expensive and time consuming and may result in delays in the development and commercialization of the Company’s products.

Dependence on small number of customers; loss of a significant customer

The Company’s current operations are dependent upon a relatively small number of customers, which change from time to time.  The Company’s two largest customers during the first nine months of 2002 together accounted for approximately 36% of the Company’s total sales during that period.  The

Company generally does not have long-term purchase contracts with its customers, who order products on a purchase order basis.  In certain circumstances, customer orders may be cancelled, changed or delayed on short notice.  There can be no assurance that the Company’s current significant customers will continue to buy products at their current or increased levels.  Loss of a significant Company customer or further reduction of the level of orders from a significant customer could have a material adverse effect on the Company’s operating results.

Uncertainty of Patent Position and Proprietary Rights

The patent positions of biotechnology, medical device and healthcare products companies are often uncertain and involve complex legal and factual questions, and the breadth of claims allowed in such patents cannot be predicted.  In addition, there is a substantial backlog of patents at the US Patent and Trademark Office that may delay the review and the potential issuance of patents.  The Company’s success will depend significantly on its ability to obtain patents and licenses to patent rights, to maintain trade secrets, and to operate without infringing on the proprietary rights of others, both in the United States and in other countries.  The failure of the Company or its licensors to obtain and maintain patent protection for the Company’s technology could have a material adverse effect on the Company.

ProCyte’s success depends, in part, upon its ability to protect its products and technology under intellectual property laws in the United States and abroad.  As of September 30, 2002, the Company had 21 issued US patents expiring between 2005 and 2017 and numerous issued foreign patents and patent registrations.  The patents relate to use of the Company’s copper-based technology for a variety of healthcare applications, and to the composition of certain biologically active, synthesized compounds.  The Company’s strategy has been to apply for patent protection for certain compounds and their discovered uses that are believed to have potential commercial value in countries that offer significant market potential.  There can be no assurance that patent applications relating to the technology used by the Company will result in patents being issued.  There can be no assurance that any patent issued to the Company will not be subjected to further proceedings limiting the scope of the rights under the patent or that such patent will provide a competitive advantage, will afford protection against competitors with similar technology, or will not be successfully challenged, invalidated or circumvented by competitors.

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

Uncertainty of Government Regulatory Requirements

The manufacturing and marketing of ProCyte’s products are subject to extensive regulation in the United States by the federal government, principally by the U. S. Food and Drug Administration (“FDA”), and in other countries by similar health and regulatory authorities.  The Federal Food, Drug and Cosmetic Act, and the regulations promulgated thereunder, and other federal and state statutes govern, among other things, the testing, manufacture, safety, labeling, storage, record-keeping, advertising and promotion of cosmetic products and medical devices.  Product development and approval or clearance within the regulatory framework requires a number of years and involves the expenditure of substantial resources.

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

In addition to obtaining approval or clearance from the FDA or foreign regulatory bodies to market a product, the prospective manufacturer’s quality control and manufacturing procedures must conform to current good manufacturing practices (“cGMP”) guidelines, or ISO 9000 standards, when appropriate.  In complying with these regulations, which are subject to change at any time without notice to the Company, ProCyte must continue to expend time, effort and financial resources in production and quality control.  In addition, ProCyte’s contract manufacturers may be subject to the regulations of and inspections by other foreign, federal, state or local agencies.  There can be no assurance that the Company’s contract manufacturers’ facilities or operations will meet or continue to meet all appropriate guidelines or to pass inspections by any government agency.

The Company also is or may become subject to various other federal, state, local and foreign laws, regulations and policies relating to, among other things, safe working conditions, good laboratory practices, and the use and disposal of hazardous or potentially hazardous substances used in connection with its research and development.

The Company’s failure to comply with applicable regulatory requirements, including obtaining required regulatory approvals and consents, could have a material adverse effect on the Company’s business, financial condition and results of operations.

Intense Competition

Competition in the wound care, skin health and hair care markets is intense.  The Company’s competitors include well-established pharmaceutical, cosmetic and healthcare companies such as Obagi, Senetek, Allergan and Nioxin.  These competitors may have more financial and other resources, larger research and development staffs, and more experience and capabilities in researching, developing and testing products in clinical trials, in obtaining FDA and other regulatory approvals and in manufacturing, marketing and distribution than the Company.  In addition, a number of smaller companies are developing or marketing competitive products.  The Company’s competitors may develop and commercialize products or obtain patent protection or other regulatory approvals for products more rapidly than the Company.  In addition, competitive products may be manufactured and marketed more successfully than the Company’s potential products.  Such developments could render the Company’s existing or potential products less competitive or obsolete and could have a material adverse effect on the Company’s business, financial condition and results of operations.

Risk of product liability claims

The testing, manufacturing, marketing and sale of ProCyte’s products may subject the Company to product liability claims.  The Company maintains coverage against product liability risks up to a $10,000,000 aggregate limit.  However, continuing insurance coverage may not be available at an acceptable cost, if at all.  ProCyte may not be able to obtain insurance coverage that will be adequate to satisfy any liability that may arise.  Regardless of merit or eventual outcome, product liability claims may result in decreased demand for a product, injury to its reputation, withdrawal of clinical trial volunteers and loss of revenues.  As a result, regardless of whether the Company is insured, a product liability claim or product recall may result in losses that could be material to the Company.

Potential Volatility of Stock Price; Bulletin Board Listing

The market prices for securities of healthcare, medical dressings, pharmaceutical and biotechnology companies are subject to volatility, and the market has from time to time experienced significant fluctuations that are unrelated to the operations of the Company.  ProCyte’s market price has fluctuated over a wide range since the Company’s initial public offering in 1989, and since March 25, 1999, the Company’s common stock has traded on the NASD OTC bulletin board.  Because real-time price information may not be easily available for bulletin board securities, an investor is likely to find it more difficult to dispose of, or to obtain accurate quotations on the market value of, the Company’s securities than if they were listed on a national exchange.  In addition, purchases and sales of the Company’s securities may become subject to Rule 15g-9 of the Exchange Act, which imposes various sales practice requirements on broker-dealers, or to the “penny stock” rules, either of which would likely reduce the level of trading activity in the secondary market for the Company’s securities and make selling the securities more difficult for an investor.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

ProCyte did not own any derivative financial instruments as of September 30, 2002.  The Company is debt-free and is exposed to interest rate risk only to the extent that it has invested idle cash balances.  At September 30, 2002, such balances were invested in a United States Treasury money market fund.  ProCyte employs established policies and procedures to manage its exposure to changes in the market risk of its investments.  The Company believes that the market risk arising from holdings of its financial instruments is not material.  The Company holds a $2 million promissory note as a result of the sale of its contract manufacturing operation, which is secured by the manufacturing assets sold, and there is no guaranty.

Item 4.  Controls and Procedures

Under the supervision of and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness and design and operation of its disclosure controls and procedures within 90 days of the filing date of this quarterly report, and, based on their evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that these disclosure controls and procedures are effective.  There were no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of their evaluation.

Part II - Other Information

Item 1.  Legal Proceedings

Not applicable.

Item 2.  Changes in Securities and Use of Proceeds

Not applicable.

Item 3.  Defaults Upon Senior Securities

Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5.  Other Information

Robert W. Benson joined ProCyte as Chief Financial Officer October 21, 2002.  Before joining ProCyte, from 2001, to October 2002, he was Chief Financial Officer for Appliant, Inc., a private software company.  From 1997 to 2000, he served as Chief Financial Officer, and subsequently Chief Operating Officer, of Data Critical Corporation, a medical device manufacturer that successfully completed its IPO in 1999 and was later acquired by GE Medical Systems. Mr. Benson has 24 years experience in developing and guiding the financial strategies of public and private companies.  Benson began his career with KPMG Peat Marwick and earned his Bachelor of Science in Accounting, cum laude, from California State University, Northridge.

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits

See Exhibit Index on page 26.

(b) Reports on Form 8-K

None.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ProCyte Corporation (Registrant)

Date: November 14, 2002	By:	/s/ John F. Clifford

John F. Clifford, Chairman and CEO

Date: November 14, 2002	By:	/s/ Robert W. Benson

Robert W. Benson, Chief Financial Officer

Certifications

I, John F. Clifford, certify that:

1.             I have reviewed this quarterly report on Form 10-Q of ProCyte Corporation;

2.             Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.             Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.             The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)             designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiary, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)            evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)             presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.             The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)             all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)            any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.             The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002	By:	/s/ John F. Clifford

John F. Clifford, Chairman and CEO, ProCyte Corporation

I, Robert W. Benson, certify that:

1.             I have reviewed this quarterly report on Form 10-Q of ProCyte Corporation;

2.             Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.             Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.             The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)             designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiary, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)            evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)             presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.             The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)             all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)            any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.             The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002	By:	/s/ Robert W. Benson

Robert W. Benson, Chief Financial Officer, ProCyte Corporation

Exhibit Index

Exhibit	Description	Note
3.1	Restated Articles of Incorporation of the Registrant	A

3.2	Restated Bylaws of the Registrant	A

4.1	Rights Agreement between the Registrant and American Securities Transfer and Trust as of December 7, 1994	G

10.1*	1987 Stock Benefit Plan of ProCyte Corporation	A

10.2*	ProCyte Corporation 1989 Restated Stock Option Plan	B

10.3*	ProCyte Corporation 1991 Restated Stock Option Plan for Non-employee Directors and amendments thereto	D

10.4†	Teachers Insurance & Annuity Association Lease dated as of October 1, 1993 and second amendment thereto dated February 28, 1997	D

10.5*	1996 Stock Option Plan	D

10.6*	ProCyte Corporation 1998 Non-employee Director Stock Plan	F

10.7*	Change of Control Agreement for Ms. Robin Carmichael	F

10.8*	Change of Control Agreement for Mr. John Clifford	D

10.13*	Form of Indemnity Agreement dated February 23, 1995 between the Registrant and each of Dr. Blake, Mr. Patterson and Mr. Clifford.	C

10.14*	Form of Indemnity Agreement between ProCyte Corporation and each of various of its Officers and Directors	F

10.15*	Form of Severance Agreement for Mr. John Clifford	D

10.16*	Form of Promissory Note between ProCyte Corporation and Mr. John Clifford	H

10.17†	License Agreement dated April 19, 2000 between ProCyte Corporation and Neutrogena Corporation	I

99.1	Certification of Periodic Report by Mr. John F. Clifford	J

992	Certification of Periodic Report by Mr. Robert W. Benson	J

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