Form 10-K
period 2002-12-31
PROCYTE CORP /WA/
filed 2003-03-31
CIK 856072

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the fiscal year ended December 31, 2002	Commission file number 0-18044

PROCYTE CORPORATION

(exact name of registrant as specified in its charter)

Washington	91-1307460
(State of incorporation)	(I.R.S. Employer Identification No.)

8511 154th Avenue N.E., Building A, Redmond, WA	98052-3557
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.        ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

Yes ☐	No ☒

The aggregate market value of common stock held by non-affiliates as of March 21, 2003 was $17,194,855 million, based upon the average of the closing high and low prices of such stock as reported on the NASD OTC bulletin board.  The aggregate market value of common stock held by non-affiliates as of June 28, 2002 was $23,306,573 million, based upon the average of the closing high and low prices of such stock as reported on the NASD OTC bulletin board.

As of March 21, 2003 there were issued and outstanding 15,754,155 shares of common stock, par value $.01 per share.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Registrant’s 2003 Annual Meeting of Shareholders scheduled to be held May 20, 2003 are incorporated by reference in Part III of this Form 10-K.

PROCYTE CORPORATION

2002 Form 10-K

PART I

Item 1.                       Business

This Annual Report on Form 10-K, contains forward-looking statements. These statements relate to future events or future financial performance.  In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “intend,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “propose” or “continue,” the negative of these terms, or other terminology.  These statements are only predictions. Actual events or results may differ materially. In evaluating these statements, you should specifically consider various factors described below in the section entitled “Important Factors Regarding Forward-Looking Statements.” These factors may cause our actual results to differ materially from any forward-looking statement.

Although we believe the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, product demand, performance or achievements. You should not place undue reliance on our forward-looking statements, which speak only as of the date of this report.  We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise.

General

ProCyte Corporation (“ProCyte” or the “Company”) is a Washington corporation organized in 1986.  ProCyte is a medical skin care company that develops, manufactures and markets products for skin health, hair care and wound care.  Many of the Company’s products incorporate its patented Copper Peptide technologies.

ProCyte’s focus since 1996 has been to bring unique products, primarily based upon its patented GHK and AHK Copper Peptide technologies, to the dermatology, plastic and cosmetic surgery markets.  The Company’s novel Copper Peptide technology also has expanded into the consumer markets for skin and hair care, and, we believe, may have potential for significant, rapid growth following in the steps of AHAs (alpha hydroxy acids) and retinol.  Our goal is to generate profits from the sale of the products that the Company develops, sells and licenses.  To augment the commercialization of our technologies beyond the medical and dermatology markets, the Company has entered into license and supply agreements to broaden the Company’s reach into the global consumer markets.  In addition, the Company has added a new direct to consumer channel, recently completing the production of an Infomercial that is expected to begin airing later this year.

Products

The Company’s products were initially targeted at the dermatology, plastic and cosmetic surgery markets for use following procedures, and for reducing the effects of aging on the skin.  Recently, the Company’s focus expanded to include a variety of consumer markets for skin care and hair care products.

Dermatology, Plastic and Cosmetic Surgery and Skin Care

ProCyte’s products are well suited for use in the medical specialties of dermatology, plastic and cosmetic surgery.  Many of the products developed by ProCyte incorporate the Company’s clinically tested Copper Peptide technologies.  Several recent studies have confirmed the advantages of products containing the Copper Peptide technologies versus materials such as trentinoin, retinol, vitamin C, and other popular anti-aging and skin rejuvenation products.  The actions of Copper Peptide-containing wound care gels and creams have been documented in the scientific literature for their ability to stimulate collagen synthesis, new blood vessel growth and tissue repair.  This has lead to the development of a variety of products designed to treat the skin following certain cosmetic procedures such as microdermabrasion, laser resurfacing and hair transplantation.  There are an increasing number of these cosmetic procedures performed each year as the baby boomer population ages.  ProCyte has a series of products tailored to the needs of these procedures, including the GraftCyte® System and the Complex Cu3® System.

ProCyte’s GraftCyte® System was created to address the special tissue repair needs of patients following hair restoration surgery.  This system continues to be the only complete solution addressing post procedure care in the hair restoration market.   The Company has continued to emphasize its Complex Cu3® Post Laser Lotion, Intensive Repair Creme, Cleanser and Hydrating Gel products used to treat patients following chemical peels, microdermabrasion and laser treatments.  The Complex Cu3® products provide a comprehensive approach to post-procedure care and allow the Company to differentiate its line of skin care products on the basis of its proprietary Copper Peptide technologies.  Studies have indicated that the skin heals more quickly with the help of the Copper Peptide.

The Company launched its successful Neova® Therapy line of anti-aging products in response to demand from physician customers.  The Neova® Therapy line of GHK Copper Peptide Complex™ products showcase elegant moisturizers and serums complemented by supporting cleansers, toners, and masks for an integrated approach to anti-aging skin care.  In addition, there are complementary products, including oily-skin, dry-skin and sensitive-skin products to treat specific skin conditions.

The Company’s line of advanced sun protection products, marketed under the brand names of Ti-Silc® and Z-Silc®, are recommended by dermatologist and plastic surgeons to assist in the prevention of sun exposure that can lead to a number of problems including age spots, hyperpigmentation, premature aging, melanoma and other skin diseases.

Hair Care

The Company commenced shipping its Tricomin® line of Triamino Copper Complex™-containing hair care products to physicians’ offices in the third quarter of 1998.  Tricomin® Shampoos, Conditioners and Follicle Therapy Solution are positioned to participate in the rapidly growing $20 billion worldwide hair care market as a program for the maintenance of thinning hair in men and women.  Hair follicles require high concentrations of biological copper and the Tricomin® products deliver copper along with amino acids for nourishing and stimulating the hair and scalp for improved health, strength and appearance.  These products provide physicians with a non-drug alternative to the problem of thinning hair for their patients.

Chronic Wound Care

The Company has a chronic wound care product that has met with varying degrees of market success.  The wound care market is highly fragmented, with many competitors, price constraints, and inadequate Medicare reimbursement.  The wound care market requires a significant investment in supporting a large sales organization.  For these reasons, ProCyte has historically attempted to collaborate with partners to market its chronic wound care products and will continue to do so.

Markets and Distribution

We believe that the Company’s technologies have potential in a variety of consumer markets.  There is an increasing consumer and physician awareness of the ability to improve skin health and appearance with products designed specifically to meet the needs of the aging.  Specific ingredients, such as AHA (alpha hydroxy acid) and retinols have played a dominant role in expanding the anti-aging and specialty skin care markets.  Specific Copper Peptide compounds may have the same ability to grow the skin care markets and generate a similar presence in the market place.  The worldwide consumer skin care market is estimated to be in excess of $25 billion.  ProCyte’s strategy is to identify skin care market segments that would be best served by more established companies and then target a significant partner in each segment to license its technology.  There are numerous distinct segments that have or are being targeted for license or direct sale.  These include Mass Retail, Prestige, Direct to Consumer (MLM), Home Shopping TV, Infomercial, Specialty Retail, Spa, Salon, Catalog, and Direct Mail.

The Company’s branded products are currently sold to dermatology, cosmetic and plastic surgery practices through a direct sales force and third party distributors, supported by telemarketing and customer mailings. Domestically, the national sales force, led by a Director of Sales, consists of two sales regional managers and geographically targeted sales representatives, all of whom are employees of the Company.  For international sales, the Company has primarily utilized independent distributors.

The Company emphasizes high quality products and services, technical knowledge, and responsiveness to customer needs in its marketing activities. The Company educates its distributors, customers and prospective customers about its products through a series of detailed marketing brochures, technical bulletins and pamphlets, presentations, news releases and direct mail pieces. These materials are supplemented by advertising in industry publications, technical presentations, and exhibitions at local, national and international trade shows.

In April 2000, ProCyte entered a long-term worldwide license agreement with Neutrogena Corporation, a Johnson & Johnson Company (“Neutrogena”), for worldwide use of the Company’s patented Copper Peptide technology in products for skin health in the mass retail market.  Neutrogena develops, manufactures and markets skin and hair care products domestically and internationally.  Neutrogena launched its two initial products using our technology under the brand name of Visibly Firm™ with Active Copper™ in April 2001.  Since that time, it has continued to add new Copper Peptide based products.  Neutrogena also began expanding the sale of these products into some of its international markets during 2002 and has indicated plans to continue such expansion. The Company receives royalty payments, based on product sales by Neutrogena and revenue from the sale of the Copper Peptide compound used in Neutrogena’s products.

During 2001, the Company completed license and supply agreements with Creative Nail Design and American Crew, both of which are part of the Colomer Group based in Barcelona, Spain. These agreements provide worldwide rights for use of the Copper Peptide technology in products sold to the salon and spa markets for their respective lines of business.   The Company receives royalties, based on sales of licensed product, and revenue from the sale of the Copper Peptide compounds used in such products.   The initial products were introduced in mid-year 2002 with generally positive reviews.  Revenues to date have not been as anticipated at the onset of the agreements and management intends to continue to monitor the progress of these license partners. Revenue during the first half of 2002 was substantially higher than expected as American Crew built inventories of Copper Peptide compound in preparation for the initial product launch.  They experienced unexpected competitive pressures and were forced to re-launch the products in the later part of 2002.

During the fourth quarter of 2002, ProCyte initiated work on an Infomercial, a form of direct to consumer distribution, which will sell a new brand of anti-aging and skin care products called VitalCopper™.  Many of the initial VitalCopper™ products include GHK Copper Peptide compounds. ProCyte contracted with a company experienced in the design, development, production and rollout of health and beauty Infomercials.  Production and filming were completed in January 2003 and the initial market test began in selected markets during March 2003.  Continuation of the market test was placed on hold with the initiation of the Iraq conflict.  Pending the results of the market test, once restarted, the national rollout is expected to begin mid year.  However, the actual timing  will depend on the duration of the conflict.  As a result of required accounting practices for production and development costs associated with the Infomercial, all of the Infomercial’s development cost will be expensed in the first quarter of 2003.  We believe this one time charge will result in a reported net loss for that quarterly period.

Other Business Relationships

In addition to licensing others to make and distribute products based upon Copper Peptide compounds, ProCyte has also entered into private label manufacturing agreements. Under such agreements, the Company receives revenue from the sale of the related products.  This is a smaller part of the Company’s business;

however, it provides opportunities to benefit from larger production runs and efficiencies of scale with our third party manufacturers.

ProCyte intends to identify and enter into distribution or other strategic agreements with parties that are capable of quickly penetrating a targeted market and obtaining any required international registrations for the sale of the Company’s copper-based skin care, hair care and wound care products and technologies.

Contract Manufacturing Services

In July 2001, the Company sold its pharmaceutical contract manufacturing operations to Emerald Pharmaceuticals, L.P., a Delaware limited partnership.  ProCyte received $250,000 in cash, a $2 million promissory note and an 18.75 percent limited partner voting interest in the partnership.  Also, as part of the deal, Emerald subleases 19,770 square feet of ProCyte’s current 34,532 square foot leased facility.  Emerald has continued to supply certain contract services and product for ProCyte.

Employees

At December 31, 2002, the Company had 41 full-time employees, of whom one holds a Ph.D. degree.  At year-end 28 were engaged in marketing and sales, one in product development, five in operations and seven in finance and administration.  The Company does not expect to significantly increase its staff in 2003.  The Company believes that it has good relations with its employees.

Important Factors Regarding Forward-Looking Statements

Loss of or Reduction in Orders by Significant Customers Could Adversely Affect Our Net Revenues and Results of Operations

Although the Company’s customer base is made up of a large number of customers, our top 10 customers comprised approximately 52 percent of net revenues during 2002, one of which accounted for approximately 30 percent of the Company’s net revenue during 2002.  Any decrease in or loss of revenues from these customers could have an adverse effect on our net revenues and results of operations or impair our ability to increase net revenues.  We expect that we will continue to depend on revenue from larger customers, generally under multi-year license or supply agreements.  Such agreements can be terminated under certain circumstances, such as our inability to supply product within required time frames among others.  Any downturn in the business from these customers or the inability to renew or replace agreements with new customers as they expire could significantly decrease sales to such customers, which could adversely affect our net revenues and results of operations.

Furthermore, we do not have a substantial non-cancelable backlog of orders; our customers can generally cancel or reschedule orders upon short notice.  Variations in the timing of these orders can cause significant fluctuations in our quarterly operating results, and the cancellation or deferral of product orders or overproduction due to the failure of anticipated orders to materialize could result in us holding excess or obsolete inventory, which has resulted and could again in the future result in write-downs of inventory that would have a material adverse effect on our operating results.

Dependence on and Management of Existing and Future Corporate Alliances

The successful commercialization of the Company’s existing and future products in the consumer and wound care markets will depend upon ProCyte’s ability to enter into and effectively manage corporate alliances.  There can be no assurance that the Company will be successful in establishing corporate alliances in the future, or that it will be successful in performing and maintaining existing or any future corporate alliances.  Moreover, there can be no assurance that the interests and motivations of any corporate partner, distributor or licensee would be or remain consistent with those of the Company, or that the Company and such partners, distributors or licensees will successfully perform the necessary technology transfer, clinical development, regulatory compliance, manufacturing, marketing, commercialization and other obligations under their agreements. Any of these failures could have a material adverse effect on the Company’s business, financial condition and results of operations.

Recent profitability; No Assurance of Achieving Consistent Profitable Earnings

The Company has been launching products based on its proprietary Copper Peptide technology since 1996.  In addition to sales of products based on its proprietary Copper Peptide technology, the Company’s revenues have historically included sales of non-proprietary products, license fees and royalties, revenue from contract manufacturing and interest income.  The contract manufacturing operation was sold in July 2001.  During 2002, the Company reported net profits and positive cash flow from operations for the first time in its operating history.  There can be no assurance that the Company can maintain a consistent, profitable level of operations.  Attaining consistent profitability is dependent upon a wide variety of factors, including successfully manufacturing and marketing of the Company’s products, entering into and maintaining agreements with corporate partners for commercialization of the Company’s products, and successful licensing the Company’s products and technology.  Payments under corporate partnerships and licensing arrangements may be subject to fluctuations in both timing and amounts and therefore the level of profitability may vary significantly from quarter to quarter.

We Rely On Third Party Manufacturers For Our Products

We use third party manufacturers to make products. In many cases, third party manufacturers are not obligated under contracts that fix the term of their commitments and they may discontinue production upon little or no advance notice. Manufacturers also may experience problems with product quality or timeliness of product delivery. We rely on these manufacturers to comply with applicable current quality system regulations (“QSR”). The loss of a contract manufacturer may force us to shift production to in-house facilities and possibly cause manufacturing delays, disrupt our ability to fill orders, or require us to suspend production until we find another third party manufacturer. We are not able to control the manufacturing efforts of these third party manufacturers as closely as we control our business. Should any of these manufacturers fail to meet the applicable standards, we or our third-party manufacturer could face various enforcement actions which would have an adverse effect on our net revenues and results of operations.

Need for Additional Capital

The Company generated positive cash flow from operations in 2002 and currently expects that it will generate positive cash flow from operations in 2003.  As of December 31, 2002, the Company had cash, and cash equivalents of $4.6 million.  The Company estimates that, at its planned rate of spending, its existing cash and cash equivalents and the interest income thereon will be sufficient to meet its operating and capital requirements for at least the next two years.  There can be no assurance, however, that our underlying assumed levels of revenue and expense will prove accurate.  Whether or not these assumptions prove to be accurate, the Company may need to raise additional capital.  Furthermore, the Company may require additional funds to expand or enhance its sales and marketing activities, to accelerate product development, acquire a product line or company.  The Company may be required to seek this additional funding through public or private financing, including equity financing, or through collaborative arrangements.  Adequate funds for these purposes, whether obtained through financial markets or from collaborative or other arrangements with corporate partners or other sources, may not be available when needed or may not be available on terms favorable to the Company.  If we issue equity securities to raise additional funds, dilution to existing shareholders will result.  In addition, in the event that additional funds are obtained through arrangements with collaborative partners, such arrangements may require the Company to relinquish its rights to certain technologies or potential products that it would otherwise seek to develop or commercialize on its own.  If funding is insufficient at any time in the future, the Company may be required to: delay, scale back or eliminate some or all of its marketing and research and development programs; or license to third parties the rights to commercialize products or technologies that the Company would otherwise seek to develop on its own.  Furthermore, the terms of any such license agreements or asset sales might be less favorable than if the Company were negotiating from a stronger position.

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

ProCyte’s success depends, in part, upon its ability to protect its products and technology under intellectual property laws in the United States and abroad.  As of March 21, 2003, the Company had 21 issued US patents expiring between 2005 and 2017 and numerous issued foreign patents and patent registrations.  The patents relate to use of the Company’s copper-based technology for a variety of healthcare applications, and to the composition of certain biologically active, synthesized compounds.  The Company’s strategy has been to apply for patent protection for certain compounds and their discovered uses that are believed to have potential commercial value in countries that offer significant market potential.  There can be no assurance that patent applications relating to the technology used by the Company will result in patents being issued.  Nor can there be any assurance that any patent issued to the Company will not be subjected to further proceedings limiting the scope of the rights under the patent or that such patent will provide a competitive advantage, will afford protection against competitors with similar technology, or will not be successfully challenged, invalidated or circumvented by competitors.

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

Uncertainty of Government Regulatory Requirements

The Federal Food, Drug and Cosmetic Act, and the regulations promulgated thereunder, and other federal and state statutes govern, among other things, the testing, manufacture, safety, labeling, storage, record-keeping, advertising and promotion of cosmetic products and medical devices.  The Company’s products and product candidates may be regulated by any of a number of divisions of the FDA and in other countries by similar health and regulatory authorities.  The process of obtaining and maintaining regulatory approvals for the manufacturing or marketing of the Company’s existing and potential products is costly and time-consuming and is subject to unanticipated delays.  Regulatory requirements ultimately imposed could also adversely affect the ability of the Company to clinically test, manufacture or market products.

In the United States, products that do not seek to make effectiveness claims based on human clinical evaluation may be subject to review and regulation under the FDA’s cosmetic, drug or 510(k) medical device guidelines.  Similar guidelines exist for such products in other countries.  Such 510(k) products, which include wound care dressings and certain ointments and gels, must show safety and substantial equivalency with predicate products already cleared by the FDA to be marketed.  There can be no assurance that product applications submitted to the FDA or similar agencies in other countries will receive clearance to be marketed, or that the labeling claims sought will be approved, or that, if cleared, such products will be commercially successful or free from third party claims relating to the effectiveness or safety of such products.

The Company also is or may become subject to various other federal, state, local and foreign laws, regulations and policies relating to, among other things, safe working conditions, good laboratory practices, and the use and disposal of hazardous or potentially hazardous substances used in connection with research and development.

Failure to obtain regulatory approvals where appropriate for its product candidates or to attain or maintain compliance with QSR or other manufacturing requirements would have a material adverse effect on the Company’s business, financial condition and results of operations.

Intense Competition

Competition in the wound care, skin health and hair care markets is intense.  The Company’s competitors include well-established pharmaceutical, cosmetic and healthcare companies such as Johnson and Johnson, Galderma, Obagi, La Roche Posay, and Allergan.  These competitors have substantially more financial and other resources, larger research and development staffs, and more experience and capabilities in researching, developing and testing products in clinical trials, in obtaining FDA and other regulatory approvals and in manufacturing, marketing and distribution than the Company.  In addition, a number of smaller companies are developing or marketing competitive products.  The Company’s competitors may succeed in developing and commercializing products or obtaining patent protection or other regulatory approvals for products more rapidly than the Company.  In addition, competitive products may be manufactured and marketed more successfully than the Company’s potential products.  Such developments could render the Company’s existing or potential products less competitive or obsolete and could have a material adverse effect on the Company’s business, financial condition and results of operations.

Product liability claims

The testing, manufacturing, marketing and sale of our products may subject the Company to product liability claims.  ProCyte maintains coverage against product liability risks.  However, continuing insurance coverage may not be available at an acceptable cost, if at all.  The Company may not be able to obtain insurance coverage that will be adequate to satisfy any liability that may arise.  Regardless of merit or eventual outcome, product liability claims may result in decreased demand for a product, injury to its reputation, withdrawal of clinical trial volunteers and loss of revenues.  As a result, regardless of whether the Company is insured, a product liability claim or product recall may result in losses that could be material to ProCyte.

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

Item 2.                       Properties

As of December 31, 2002, the Company leased approximately 34,532 square feet in which ProCyte occupied 14,762 square feet of warehouse and office space and subleased 19,770 square feet to Emerald Pharmaceutical L.P. at it’s facility in Redmond, Washington under a ten-year lease, which expires on June 30, 2007.  The Company believes that its facilities have adequate capacity for its present needs.

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

	High	Low
2001
First quarter	$1.53	$0.64
Second quarter	1.27	0.80
Third quarter	1.47	0.93
Fourth quarter	1.60	0.94

2002
First quarter	$2.01	$1.24
Second quarter	2.17	1.32
Third quarter	1.65	1.25
Fourth quarter	1.47	0.95

2003
Through March 21	$1.39	$1.10

At the close of business on March 21, 2003, there were 387 holders of record of the Company’s common stock.  This does not include the number of persons, whose stock is in nominee or “street name” accounts through brokers.  ProCyte has not paid any cash dividends on its common stock and does not intend to pay cash dividends in the foreseeable future.

Sale of Unregistered Securities

In connection with consulting services received, the Company, on May 26, 1999, issued three five-year warrants.  The first warrant gives the holder the right to purchase 33,334 shares of Common Stock at an exercise price of $0.6875 per share (“Warrant No. 1”).  The second warrant gives the holder the right to purchase 33,333 shares of Common Stock at a purchase price of $1.6875 per share (“Warrant No. 2”).  The third warrant gives the holder the right to purchase 33,333 shares of Common Stock at a purchase price of $2.6875 per share (“Warrant No. 3”).  Warrants No.1, No.2 and Warrant No. 3 were issued in reliance on Section 4(2) of the Securities Act of 1933.  The purchaser represented, in connection with the purchase of the warrant, that it was an accredited investor as defined in Regulation D under the Securities Act.   On January 4, 2002, the purchaser, by cashless exercise of Warrant No. 1, exchanged Warrant No. 1 for 18,594 shares of common stock.  The shares issued upon exercise of Warrant No. 1 were issued in reliance on the Section 4(2) and Rule 144 private placement exemptions under the Securities Act.

Item 6.                       Selected Financial Data

	Selected Quarterly Financial Data (unaudited) Quarter Ended
	March 31	June 30	September 30	December 31
2002
Revenue	$3,042,400	$3,263,194	$3,126,495	$3,305,133
Cost and expenses	2,600,321	2,774,690	2,854,122	3,038,135
Interest and other income	46,797	46,166	49,357	56,579
Net income	$488,876	$534,670	$321,730	$323,577
Net earnings per share
Basic	$0.03	$0.03	$0.02	$0.02
Diluted	$0.03	$0.03	$0.02	$0.02
Shares used in per share computation
Basic	15,682,473	15,704,841	15,721,705	15,732,151
Diluted	16,000,865	16,061,406	16,031,445	16,019,351
2001
Revenue	$2,541,561	$2,414,874	$2,334,461	$2,421,215
Cost and expenses	3,081,141	2,799,597	2,391,526	2,499,786
Interest and other income	37,915	20,082	44,996	49,752
Net loss	$(501,665)	$(364,641)	$(12,069)	$(28,819)
Net loss per common share, basic and diluted	$(0.03)	$(0.02)	$(0.00)	$(0.00)
Shares used in per share computation	15,538,405	15,555,420	15,595,502	15,653,423

	Selected Annual Financial Data Year Ended December 31,
	2002	2001	2000	1999	1998
Revenue	$12,737,222	$9,712,111	$6,615,383	$4,694,966	$2,720,444
Cost and expenses	11,267,268	10,772,050	8,980,386	10,259,357	7,726,233
Interest and other income	198,899	152,745	222,251	248,929	538,842
Net income (loss)	1,668,853	$(907,194)	$(2,142,752)	$(5,315,462)	$(4,466,947)
Net earnings (loss) per share
Basic	$0.11	$(0.06)	$(0.14)	$(0.35)	$(0.32)
Diluted	$0.10	$(0.06)	$(0.14)	$(0.35)	$(0.32)
Shares used in per share computation
Basic	15,710,498	15,609,777	15,481,007	14,999,496	14,117,485
Diluted	16,179,017	15,609,777	15,481,007	14,999,496	14,117,485
Cash, cash equivalents and short term investments	$4,555,985	$3,002,579	$2,773,474	$3,883,187	$6,938,981
Total assets	14,088,812	12,810,598	12,185,426	13,446,628	18,302,378
Total liabilities	2,270,489	2,742,925	1,324,405	558,091	622,828
Stockholders’ equity	$11,818,323	$10,067,673	$10,861,021	$12,888,537	$17,679,550

Item 7.                       Management’s Discussion and Analysis of Financial Condition and Results of Operations

Critical Accounting Policies and Estimates

The “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, as well as disclosures included elsewhere in this Form 10-K, are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.  The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingencies.  On an ongoing basis, we evaluate the estimates used, including those related to impairment and useful lives of intangible assets, allowances for accounts receivable and notes receivable, and for excess and obsolete for inventory.  We base our estimates on historical experience, current conditions and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources as well as identifying and assessing our accounting treatment with respect to commitments and contingencies.  Actual results may differ from these estimates under different assumptions or conditions.  We believe the following critical accounting policies involve the more significant judgments and estimates used in the preparation of the consolidated financial statements.

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

Approximately 20% of ProCyte’s assets as of December 31, 2002 consisted of goodwill, most of which was acquired in business combinations and recorded based on the fair value of the common stock issued to effect those business combinations.  Under the guidance of SFAS 142 “Goodwill and Other Intangible Assets,” we analyze whether the fair value of recorded goodwill is impaired on an annual basis.  Our analysis of whether the fair value of recorded goodwill is impaired involved a substantial amount of judgment, as does establishing and monitoring estimated lives of amortizable intangible assets.  Future charges related to intangible assets could be material depending on future developments and changes in technology and our business.

We maintain an allowance for doubtful accounts for estimated losses resulting from the potential inability of our customers or other debtors to make required payments.  We believe such allowances are adequate as of December 31, 2002; however, if the financial condition of our customers or other debtors were to deteriorate, resulting in an impairment of their ability to make payments to us, additional allowances may be required.

Inventories are stated at the lower of cost or market value.  Cost is principally determined by the first-in, first-out method.  The Company records adjustments to the value of inventory based upon its forecasted plans to sell its inventories.  The physical condition (e.g., age and quality) of the inventories is also considered in establishing its valuation.  These adjustments are estimates, which could vary significantly, either favorably or unfavorably, from the amounts that the Company may ultimately realize upon the disposition of inventories, if future economic conditions, customer inventory levels, product discontinuances or competitive conditions differ from our estimates and expectations.

General

ProCyte develops, manufactures and markets products for skin health, hair care and wound care, many of which incorporate its clinically tested and patented Copper Peptide technologies.  Through December 31, 2002, we have experienced continued revenue growth.  This growth is a result of our focus in recent years to expand product offerings as well as develop additional markets and distribution channels through strategic partners.  ProCyte receives revenue from the sale of products via its US sales force, from royalties and the sale of Copper Peptide compounds under license and supply agreements and from the manufacture and sale of private label products containing our technologies.  The Company also received revenue in the past from its contract manufacturing operation, which was sold to Emerald Pharmaceutical L.P in July 2001.

As a result of these initiatives and the reduction in overhead costs resulting from the sale of the contract manufacturing operation and others, we have experienced the first full year of net income and earnings per share since our inception.

Revenue

The Company’s revenue for the year ended December 31, 2002 increased 31% to $12.7 million from $9.7 million reported in the year-earlier period.  Comparable revenue was $6.6 million for the year ended December 31, 2000.  Revenue, excluding contract manufacturing revenue related to the manufacturing operations sold in 2001, increased 34% in 2002 as compared to 2001 and 72% in 2001 as compared to 2000.

Product sales for the year ended December 31, 2002, increased 35% to $11,355,796, from $8,400,964 reported in the year earlier period.  Product sales for the year ended December 31, 2001 grew 66% from the $5,055,030 reported for the year ended December 31, 2000.  Product sales to physicians and distributors grew 24% over each of the comparable prior years in 2002 and 2001.  The Company experienced continued strong results from US product sales in 2002 and 2001.  In 2001, the Company experienced rapid growth in its physician sales, as it increased the number of US sales representatives.  The Company’s Neova®, GraftCyte® and sun protection product lines continued to experience consistent growth in 2002 as compared to 2001.  Copper Peptide compound sales to ProCyte’s licensing partners were up 67% in 2002 over 2001 and were up 1,172% in 2001 over 2000.  The 2002 increase was due to increased purchases by Neutrogena, which expanded its GHK Copper Peptide Complexä based skin care products into international markets along with American Crew’s inventory build in preparation for its initial product launch.  The 2001 increase in Copper Peptide compound sales was due to purchases by Neutrogena to support the initial launch of its GHK Copper Peptide ComplexTM based skin care products.

The Company sold its contract manufacturing operations to Emerald Pharmaceutical L.P. in July 2001.  Revenue from contract manufacturing services through July 2001 was $195,620 as compared to $1,085,750 during the year ended December 31, 2000.

ProCyte’s royalty and licensing revenue for the year ended December 31, 2002 increased 24% to $1,381,426 from $1,115,527 reported for the comparable period in 2001.  Royalty and licensing revenue in 2001 increased 135% in 2001 as compared to the comparable revenues for 2000 of $474,603.  The Company’s increases in 2002 and 2001 were principally due to Neutrogena, which launched its GHK Copper Peptide ComplexTM based skin care products in 2001 and expanded into international markets during 2002.  Royalty revenues will fluctuate from quarter to quarter, due to the licensees’ timing of new market launches, special promotions and other factors beyond the Company’s control.

Costs and Expenses

                For the year 2002, gross profit increased 31% to $8,030,912 as compared to $6,128,546 reported for 2001.   Gross profit for the year ended December 31, 2000 was $6,615,383.  Gross margin was 63% for each of the years ended 2002 and 2001 and was 77% for the year ended 2000.  Gross margin for the years ended 2002 and 2001 were the same because an improvement in Copper Peptide compound margins in 2002 was offset by changes in the mix of products which reduced net product margins.  Gross margin decreased in 2001 from 2000 due to the change in overall revenue mix resulting from the significant increase in Copper Peptide compound sales in 2001, which have lower margins, being partially offset by royalty revenue which increased 72% from 2000 to 2001.

Research and development expenses were $126,227 for the year ended December 31, 2002, down 83% from $745,373 reported for the comparable 2001 period and $1,275,294 for the comparable period in 2000.  The Company reduced a majority of its research and development expenses when it sold its contract manufacturing operations in July 2001.  As a result of the sale, the Company subleased its research lab facility to Emerald Pharmaceutical L.P. and realized expense reductions in direct research labor and fixed facility expenses.

Marketing and selling expenses were $3,089,859 for the year ended December 31, 2002, relatively unchanged from the $3,133,640 incurred in the comparable 2001 period and the $3,077,678 incurred in the comparable 2000 period.  Marketing and selling expenses remain consistent with the prior years, as the Company continues to leverage more revenue out of its existing expenditure level.

General and administrative expenses were $3,344,872 for the year ended December 31, 2002, an increase of 7% from the $3,115,878 incurred in the comparable 2001 period.  General and administrative expenses for the year ended December 31, 2000 were $3,128,328, making the 2001 period relatively unchanged from 2000.  The Company realized a decline in certain expenses from the year ended 2002 as compared to 2001 as a result of the sale of the contract manufacturing operations during 2001 and certain write downs of inventory and reserves for doubtful accounts related to contract terminations in the amount of $255,000 taken in 2001.  These savings were offset by increased legal and professional fees related to increased efforts to file new patents and other corporate activities.  The Company also experienced higher compensation costs related to hiring new talent into the Company, and in paying higher incentive bonuses to the management team for meeting objectives and helping the Company achieve its first profitable year.

The Company recognized a loss of $193,594 on the disposition of the contract manufacturing operation in 2001.  In 1999, the Company recognized a $1.9 million impairment related to the facility and assets used in its contract manufacturing operations.

Interest and other income for the year ended December 31, 2002 increased 30% to $198,899 as compared to $152,745 earned in 2001. The Company reported $222,251 of interest and other income for the year ended December 31, 2000.  Interest and other income increased in 2002 primarily due to the interest payments collected on its $2,000,000 promissory note from Emerald Pharmaceutical L.P.  For the year ended December 31, 2002, ProCyte received interest payments of $93,917 from Emerald Pharmaceutical L.P. as compared to $44,760 in 2001.  The Company realized decreasing market yields on its cash reserves in 2002 and 2001 as compared to each of the comparable prior periods.  In addition, the average cash balances were lower during 2001 as compared to 2000.

Net income (loss)

The Company reported net income of $1,668,853 for the year ended December 31, 2002 as compared to the net losses of $907,194 and $2,142,752 reported for years ended December 31, 2001 and 2000, respectively.  For the first time in its history, the Company has reported net earnings per share for four consecutive quarters, mainly due to continued revenue growth in all four quarters and general operating expense reductions.  Prior to 2002, the Company had incurred operating losses each year since its inception due to the costs of supporting research, development, clinical studies and establishing a sales force for its proprietary technology.  Since 1997, these losses have gradually decreased as the focus of the Company has shifted from research to selling and marketing.  As of December 31, 2002, the Company’s accumulated deficit was approximately $73.5 million.  The Company sold its contract manufacturing operations in July 2001, which has helped it reduce related annual operating expenses by approximately $1 million.

As of December 31, 2002 the Company’s U.S. federal net operating loss and general business tax credit carry forwards for income tax purposes were approximately $67.8 million and $1.7 million, respectively.  The Company has not yet recognized the benefit of these tax expense savings for future period earnings.  The Company has had net operating losses since inception and reported net income for the first time in 2002.  Thus, sufficient uncertainty still exists regarding the realizability of using the deferred tax assets in future periods.  If not utilized, the federal net operating loss carry forward and tax credit carry forwards will expire between 2004 and 2021.

Liquidity and Capital Resources

The Company has relied primarily on equity financing, revenue, interest income and corporate partnerships to fund its operations and capital expenditures.  At December 31, 2002, the Company had approximately $4.6 million in cash and cash equivalents, compared to $3.0 million at December 31, 2001.  The net change in cash and cash equivalents during the year ended December 31, 2002 reflects a net positive cash flow of $1,553,406, which is primarily from operating activities.  We expect to see fluctuations in cash flows from operations over the next several years as our strategic partners continue to initiate product introductions.

The Company believes that its existing cash and cash equivalents and interest thereon, will be sufficient to meet its working capital requirements for at least the next two years.  However, there can be no assurance that the underlying assumed levels of revenue and expense will prove accurate. The Company’s actual cash requirements will depend upon numerous factors, including actions by regulatory authorities, the levels of resources that the Company devotes to taking advantage of strategic acquisitions and/or establishing and maintaining marketing, sales and distribution capabilities, the emergence of competitive products and other adverse market developments, the timing and amount of revenues and expense reimbursements resulting from relationships with third parties, our degree of success in commercializing new products and the cost of preparing, filing, prosecuting, maintaining and enforcing patent claims and intellectual property rights.  The Company will depend on product revenues, royalties and license fees, asset redeployment, interest income, equity financing, and funding from corporate partnerships to meet its future capital needs.  See “Additional Factors That May Affect Results– Need for Additional Capital”.

Item 7a.                 Quantitative and Qualitative Disclosures about Market Risk

ProCyte did not own any derivative financial instruments as of December 31, 2002.  The Company is debt-free and is exposed to interest rate risk to the extent that it has invested idle cash balances and the promissory note receivable described below.  At December 31, 2002, the idle cash balances were invested in a United States Treasury money market fund.  ProCyte employs established policies and procedures to manage its exposure to changes in the market risk of its investments.  The Company believes that the market risk arising from holdings of its financial instruments is not material.  The Company holds a $2 million promissory note as a result of the sale of its contract manufacturing operation to Emerald Pharmaceutical LP.  The note has a variable interest rate, adjusted quarterly, and is guaranteed by a security agreement giving ProCyte a first lien position on the assets sold to Emerald.

Item 8.                       Consolidated Financial Statements and Supplementary Data

Note: All schedules have been omitted because of the absence of conditions under which they are required or because the required information is included in the Financial Statements or notes thereto.

ProCyte Corporation
Consolidated Balance Sheets

	December 31, 2002	December 31, 2001
Assets
Current Assets
Cash and cash equivalents	$4,555,985	$3,002,579
Accounts receivable, net of allowance for doubtful accounts	1,327,956	956,024
Note due from officer	2,319	117,904
Inventory	1,717,813	2,218,556
Other	327,386	210,762
Total current assets	7,931,459	6,505,825

Property and Equipment
Equipment	332,550	310,082
Leasehold improvements	4,028,807	4,028,807
Less accumulated depreciation and amortization	(3,075,581)	(2,784,502)
Property and equipment, net	1,285,776	1,554,387

Intangible Assets
Patents	290,930	290,930
Goodwill	3,675,512	3,675,512
Less accumulated amortization	(1,063,446)	(1,047,438)
Intangible assets, net	2,902,996	2,919,004

Note due from sale of contract manufacturing operations, net	1,825,800	1,794,600
Note due from officer	103,504	—
Other assets	39,277	36,782
Total Assets	$14,088,812	$12,810,598

Liabilities and stockholders’ equity
Current Liabilities
Accounts payable, trade	$277,178	$650,160
Accrued salaries and benefits	404,282	218,102
Other accrued liabilities	259,880	216,076
Deferred revenue	21,000	62,728
Total current liabilities	962,340	1,147,066

Other liabilities	91,258	101,753
Deferred proceeds on sale of contract manufacturing operations	1,216,891	1,494,106
Total Liabilities	2,270,489	2,742,925
Commitments (Note 14)

Stockholders’ Equity
Preferred stock $.01 par value: 2,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock $.01 par value: 30,000,000 shares authorized; 15,733,911 and 15,653,542 shares issued and outstanding at December 31, 2002 and 2001, respectively	157,339	156,535
Additional paid-in capital	85,154,299	85,062,476
Deferred compensation	(10,830)	—
Accumulated deficit	(73,482,485)	(75,151,338)
Total stockholders’ equity	11,818,323	10,067,673
Total Liabilities and Stockholders’ Equity	$14,088,812	$12,810,598

See notes to consolidated financial statements

ProCyte Corporation
Consolidated Statements of Operations

	Twelve Months Ended December 31,
	2002	2001	2000
Revenues
Product sales	$11,355,796	$8,400,964	$5,055,030
Licenses and royalties	1,381,426	1,115,527	474,603
Contract manufacturing	—	195,620	1,085,750
Total revenues	12,737,222	9,712,111	6,615,383
Cost of product sales	4,706,310	3,583,565	1,499,086
Gross profit	8,030,912	6,128,546	5,116,297

Operating Expenses
Research and development	126,227	745,373	1,275,294
Marketing and selling	3,089,859	3,133,640	3,077,678
General and administrative	3,344,872	3,115,878	3,128,328
Loss on sale of contract manufacturing operations	—	193,594	—
Total operating expenses.	6,560,958	7,188,485	7,481,300

Operating income (loss) from operations	1,469,954	(1,059,939)	(2,365,003)

Interest and other income	198,899	152,745	222,251

Net income (loss)	$1,668,853	$(907,194)	$(2,142,752)

Earnings (loss) per common share (note 9)
Basic	$0.11	$(0.06)	$(0.14)
Diluted	$0.10	$(0.06)	$(0.14)
Weighted average common shares outstanding (note 9)
Basic	15,710,498	15,609,777	15,481,007
Diluted	16,179,017	15,609,777	15,481,007

See notes to consolidated financial statements

ProCyte Corporation
Consolidated Statements of Cash Flows

	Twelve Months Ended December 31,
	2002	2001	2000
Operating Activities
Net income (loss)	$1,668,853	$(907,194)	$(2,142,752)
Adjustments to reconcile net income (loss) to net cash provided by (used) in operating activities:
Depreciation and amortization	307,087	386,458	439,196
Amortization of goodwill	—	245,034	245,034
Amortization of deferred proceeds	(277,215)	(133,800)	—
Non-cash expense related to stock-based compensation	48,000	48,000	100,998
Amortization of promissory note discount	(31,200)	(13,000)	—
Amortization of deferred compensation	6,623	—	—
Loss on sale of contract manufacturing operations	—	193,594	—
Change in operating assets and liabilities:
Accounts receivable	(371,932)	283,153	(506,467)
Inventory	500,743	18,354	(3,169)
Other current assets	(161,625)	5,749	(23,957)
Note due from employee	12,082	(4,735)	(4,734)
Accounts payable, trade	(372,982)	427,000	126,594
Accrued salaries and benefits	186,180	88,976	78,518
Other accrued liabilities	43,804	(10,865)	(41,939)
Deferred revenue	(41,728)	(537,272)	600,000
Other liabilities	(10,495)	(43,425)	3,143
Net cash provided by (used in) operating activities	1,506,195	46,027	(1,129,535)
Financing Activities
Proceeds from issuance of common stock	27,174	65,846	14,234
Investing Activities
Purchase of property and equipment	(22,468)	(28,628)	(18,804)
Proceeds from sale of property and equipment	—	128,243	—
Investment in Emerald Pharmaceutical LLP	—	(1,000)	—
Decrease in other assets	42,505	18,617	24,392
Net cash provided by investing activities	20,037	117,232	5,588
Net increase (decrease) in cash and cash equivalents	1,553,406	229,105	(1,109,713)
Cash and Cash Equivalents:
At beginning of period	3,002,579	2,773,474	3,883,187
At end of period	$4,555,985	$3,002,579	$2,773,474
Supplemental Non-Cash Financing Activities
Promissory note received from sale of contract manufacturing operations	—	$2,000,000	—
Stock options granted to non-employees	$17,453	—	—

See notes to consolidated financial statements

ProCyte Corporation
Consolidated Statements of Stockholders’ Equity

	Common Stock		Additiona Paid-in Capital	Deferred Compen sation	Accumulated Deficit	Total
	Shares	Par Value
Balance, December 31, 1999	15,418,722	$154,187	$84,835,742	$—	$(72,101,392)	$12,888,537
Shares issued at $1.50 per share to settle contingent obligation to sellers of HumaTech Corporation	37,333	373	55,627	—	—	56,000
Shares issued upon exercise of options.	16,334	165	14,069	—	—	14,234
Shares issued under non-employee director stock plan	42,311	422	44,580	—	—	45,002
Net loss	—	—	—	—	(2,142,752)	(2,142,752)
Balance, December 31, 2000	15,514,700	$155,147	$84,950,018	$—	$(74,244,144)	$10,861,021
Shares issued under non-employee director stock plan	50,840	508	47,492	—	—	48,000
Shares issued upon exercise of options	88,002	880	64,966	—	—	65,846
Net loss	—	—	—	—	(907,194)	(907,194)
Balance, December 31, 2001	15,653,542	$156,535	$85,062,476	$—	$(75,151,338)	$10,067,673
Shares issued under non-employee director stock plan	31,316	313	47,687	—	—	48,000
Shares issued upon exercise of warrant issued in 1999	18,549	185	(185)	—	—	—
Shares issued upon exercise of options	30,504	306	26,868	—	—	27,174
Stock options granted to non-employees	—	—	17,453	(17,453)	—	—
Amortization of deferred compensation	—	—	—	6,623	—	6,623
Net income	—	—	—	—	1,668,853	1,668,853
Balance, December 31, 2002	15,733,911	$157,339	$85,154,299	$(10,830)	$(73,482,485)	$11,818,323

See notes to consolidated financial statements

ProCyte Corporation

Notes to Consolidated Financial Statements

Note 1.  Description of Business and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements include the accounts of ProCyte Corporation and its wholly owned, non-operating subsidiary NextDerm, Inc. (collectively “ProCyte” or the “Company”) for the three years ended December 31, 2002.

Summary of Significant Accounting Policies

Revenue recognition

Product revenues are recognized when products are shipped, license fees are recognized over the term of the license agreement, and royalties are recognized when earned.  Under certain agreements, the Company may receive advance deposits with customer purchase orders.  These deposits are reported as a deferred revenue liability, until the product is shipped to the customer. Contract manufacturing revenues, included in operations until the manufacturing operations were sold in June 2001, were recognized when services were performed.

Cost of product sales

Cost of product sales is recognized at the time the product is shipped and the revenue is recorded.  An automated inventory system is used and product purchases are recorded as inventory.  A significant portion of the inventory items are finished goods purchased from third-party vendors for resale.  Please see “Inventories” discussion below.

Advertising expense

The cost of advertising is expensed as incurred.  Advertising expense is included in marketing and selling expense and was $220,405, $211,821 and $266,579 for the years ended December 31, 2002, 2001 and 2000, respectively.

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

Inventories

Finished goods, raw materials and work in process inventories are stated at the lower of cost, as determined by the first in, first out method, or market.  Finished goods and work in process costs include material, direct labor and overhead. The Company reduces the value of inventory for slow moving, obsolete, non-salable or unusable items based upon a product level review.

Depreciation and amortization

Equipment is depreciated using the straight-line method over the estimated useful lives of the related assets, ranging from 3 to 20 years.  Leasehold improvements are amortized over the term of the facility lease.   Patent application costs are amortized on a straight-line basis over the estimated useful lives which are generally 17 years from the date the patents are issued.

Goodwill

Goodwill arising from acquisitions represent the excess of the purchase price over the estimated fair value of the net assets acquired.  The Company periodically evaluates goodwill for impairment.  On January 1, 2002, the Company implemented the guidance of Statement of Financial Accounting Standards (SFAS) No. 142 “Goodwill and Other Intangible Assets” in recognizing certain intangibles as goodwill and assessing potential future impairments of goodwill.  Previous to January 1, 2002, the Company amortized goodwill using the straight-line basis over 15 years.

Long-lived assets

The Company reviews its long-lived assets for impairment to determine whether any events or circumstances indicate that the carrying amount of the assets may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted net cash flows expected to be generated by the asset.  If the carrying value is greater than the future undiscounted cash flows, an impairment loss is recorded to reduce the carrying value to fair value.

Federal income taxes

The Company uses the asset and liability method to account for income taxes as provided for in SFAS 109, Accounting for Income Taxes.  Under this method deferred tax assets and liabilities are recorded based on differences between basis for financial and tax reporting using the statutory rate in effect at the time the differences are expected to reverse.  The Company has provided a full valuation reserve for tax benefits of net operating losses and research and development tax credit carry forwards due to the uncertainty of realizing the tax benefits of the assets.

Cash and Cash equivalents

The Company considers all highly liquid investments purchased with maturities of three months or less to be cash equivalents.  Cash and cash equivalents are primarily held in a United States Treasury money market fund.

Stock based compensation

The Company follows the intrinsic value based accounting method for stock options contained in APB Opinion No. 25, Accounting for Stock Issued to Employees, as permitted by SFAS No. 123, Accounting for Stock-Based Compensation.  Under this method, the Company measures stock based compensation for option grants to employees assuming that options granted at market price at the date of grant have no intrinsic value.  No compensation expense has been recognized for employee and director stock option-based incentive compensation plans.  Had compensation expense for the Company’s stock options under the incentive compensation plan been recognized based upon the fair value for awards granted, the Company’s net earnings or losses would have been changed to the following pro forma amounts:

	2002	2001	2000
Net earnings (loss), as reported	$1,668,853	$(907,194)	$(2,142,752)
Stock option-based compensation expense determined under fair value based method, net of tax	258,049	230,338	316,544

Pro forma net earnings	$1,410,804	$(1,137,532)	$(2,459,296)

Earnings per share:

As reported basic	$0.11	$(0.06)	$(0.14)

As reported diluted	$0.10	$(0.06)	$(0.14)

Pro forma basic	$0.09	$(0.08)	$(0.17)

Pro forma diluted	$0.09	$(0.08)	$(0.17)

The Company determined the fair value of stock options granted during 2002, 2001 and 2000 using the Black-Scholes option pricing model and the following assumptions:

Options Granted	2002	2001	2000
Risk-free interest rate	3.13%-3.92%	3.37%-4.45%	5.03%
Expected option life (years)	6.00	5.81	5.81
Dividend yield	0.00	0.00	0.00
Expected volatility	61%-67%	94-140%	208%

Use of estimates in financial statements

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of revenues and expenses during the reporting period and the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements, particularly with respect to the valuation of inventory, notes receivable, goodwill and other non-current assets.  Actual results could differ from those estimates.

Reclassifications

Certain reclassifications have been made to items reported in prior years to conform to the current year’s presentation.

Recent accounting pronouncements

In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142 (“SFAS 142”), “Goodwill and Other Intangible Assets”, which was effective January 1, 2002.  SFAS 142 requires, among other things, the discontinuance of goodwill amortization.  In addition, the standard includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill.  The Company adopted SFAS 142 effective January 1, 2002 and per the requirements set forth therein conducted a transitional goodwill impairment test as of January 1, 2002 which did not identify the need to recognize any transitional impairment.  The Company’s annual amortization expense for goodwill was $245,034 for the periods ending December 31, 2001 and 2000.  The net loss for 2001 and 2000 would have been $662,160 and $1,897,718, or $0.04 and $0.12 net loss per share, respectively, if goodwill had not been amortized.

In July 2001, the Financial Accounting Standards Board published Statement of Financial Accounting Standards (“SFAS”) No. 143.  This Statement applies to all entities and financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs.  The provisions of SFAS No. 143 are required to be applied starting with fiscal years beginning after June15, 2002.  The Company does not expect SFAS No. 143 to have a material impact on the Company’s financial statements.

In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”.  This pronouncement supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of” as well as reporting provisions of Accounting Principles Board Opinion No. 30 and Accounting Research Bulleting No. 51.  The Company adopted SFAS No. 144 effective January 1, 2002 and such adoption did not have a material impact on the Company’s financial statements.

In April 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.  This Statement rescinds SFAS No. 4, Reporting Gains and Losses from Extinguishment of Debt, and an amendment of that statement, SFAS No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements. SFAS No. 145 also rescinds SFAS No. 44, Accounting for Intangible Assets of Motor Carriers. SFAS No. 145 amends SFAS No. 13, Accounting for Leases, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions.  SFAS No. 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions.  Certain provisions of SFAS No. 145 will be adopted by the Company on January 1, 2003.  The Company does not anticipate that adoption of these provisions will have a material effect on its financial position or results of operations.  The Company has adopted the provisions of SFAS No. 145 that are effective for financial statements issued after May 15, 2002.  There was no impact on the Company’s financial position or results of operations as a result of the adoption of these provisions.

In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities.  This standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan.  Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002.

In December 2002, the FASB issued Statement 148 (FAS 148), Accounting for Stock-Based Compensation Transition and Disclosure.  FAS 148 amends the disclosure and certain transition provisions of Statement 123, Accounting for Stock-Based Compensation.  Its disclosure provisions, which apply to all entities with employee stock-based compensation, are effective for fiscal years ending after December 15, 2002.  New interim period disclosures are required in financial statements for interim periods beginning after December 15, 2002.  Other than the additional disclosure requirements, this pronouncement is not expected to have a material impact on the Company’s financial position or results of operations.

In November 2002, FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”) was issued. FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued.  It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee.  The initial recognition and initial measurement provisions of this Interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002.  The required disclosures are effective for financial statements of interim or annual periods ending after December 15, 2002.  The Company’s adoption of FIN 45 in 2003 is not expected to have a material effect on the Company’s financial position or results of operations.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”) to clarify the conditions under which assets, liabilities and activities of another entity should be consolidated into the financial statements of a company. FIN 46 requires the consolidation of a variable interest entity by a company that bears the majority of the risk of loss from the variable interest entity’s activities, is entitled to receive a majority of the variable interest entity’s residual returns, or both. The provisions of FIN 46, required to be adopted in fiscal 2003, are not expected to have a material impact on the Company’s financial position or results of operations.

Note 2.  Accounts Receivable

Two customers each represented greater than 10% of the net accounts receivable balance at December 31, 2002 and 2001 as follows:

	December 31, 2002	December 31, 2001
Customer A	44%	22%
Customer B	13%	13%

The Company provided an allowance for uncollectable receivables in the amount of $68,029 and $243,213 at December 31, 2002 and 2001, respective1y.  The bad debt expense, net of recoveries of $34,203 in 2002, was $3,126, $187,875 and $46,987 for the years ended December 31, 2002, 2001 and 2000, respectively.  Accounts written off to the allowance amounted to $212,510, $36,994 and $20,076 for the years ended December 31, 2002, 2001 and 2000, respectively.

Note 3.  Inventory

Inventory consisted of the following:

	December 31, 2002	December 31, 2001
Finished Goods	$1,017,633	$942,165
Work in process	463,881	350,969
Raw materials	236,299	925,422
Total	$1,717,813	$2,218,556

Note 4.  Product and geographic information

The Company’s skin health, hair care and wound care products are sold primarily to specialty distributors and physicians.  The Company sells its patented Copper Peptide in bulk to its licensed partners.  One customer accounted for 22% and 34% of the product revenues in 2002 and 2001, respectively.  The same customer accounted for 30% and 32% of the Company’s total revenues in 2002 and 2001, respectively.  No customers accounted for more than 10% of product revenues or total revenues in 2000.  The Company has not made significant sales outside of the United States and does not currently maintain discrete financial information to measure operating performance on a segment basis.

Product sales consisted of the following:

	Year Ended December 31,
	2002	2001	2000
Skin Health, Wound Care and Hair Care	$7,824,456	$6,288,734	$4,889,030

Bulk Product	3,531,340	2,112,230	166,000
	$11,355,796	$8,400,964	$5,055,030

Note 5.  Intangible Assets

Intangible assets include patents of $85,625 and $101,633 and goodwill of $2,817,371 and $2,817,371 at December 31, 2002 and 2001, respectively.  Intangible assets are shown net of accumulated amortization of $1,063,446 and $1,047,438, at December 31, 2002 and 2001, respectively.  Patents are amortized over the term of the patent and the amortization expense related thereto was $16,000 for each of the years in the three year period ended December 31, 2002. Amortization is expected to be $16,000 for each of the years ending December 31, 2003 through 2007 and $6,000 for the year ending December 31, 2008.

Effective January 1, 2002, the Company implemented the guidance of Statement of Financial Accounting Standards (SFAS) No. 142 “Goodwill and Other Intangible Assets” in recognizing certain intangibles such as goodwill and assessing potential future impairments of goodwill.  The Company performed an annual test on the value of its goodwill under the guidance of SFAS 142 on March 31, 2002, and did not identify the need to recognize any impairment of value at that time.  There were no events since March 31, 2002, which would cause the Company to change its valuation as of December 31, 2002.  This analysis was based on one reportable unit.  All of goodwill is deemed to be associated with ProCyte’s overall business operations.

Note 6.  Federal Income Taxes

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to the net income or loss from operations. The sources and tax effects of the differences are as follows:

	Years ended December 31,
	2002	2001	2000
Income tax (provision) benefit at federal statutory rate of 35%	$(584,099)	$317,518	$749,963
Permanent tax/book differences	(19,951)	(11,869)	(13,565)
Tax (provision) benefit before net operating loss carry forward	(604,050)	305,649	736,398

Change in valuation allowance	—	(305,649)	(736,398)
Net operating loss and general business credit carry forward benefit	604,050	—	—

Net tax (provision)/benefit	$—	$—	$—

The tax effect of temporary differences and net operating loss carry forward that give rise to the Company’s deferred tax assets and liabilities are as follows:

	December 31, 2002	December 31, 2001
Deferred Tax Assets:
Current
Compensation accrual	$111,516	$5,997
Bad debt allowance	23,810	85,125
Inventory allowance	43,272	169,750
Non-Current
Net operating loss carry-forward	23,736,204	24,117,664
Tax credit carry-forward	1,677,537	1,701,070
Asset impairment write-down	520,040	520,040
Depreciation	593,347	551,274
Deferred gain	425,913	522,937
Promissory note discount	60,970	71,890
Amortization of intangible assets	—	22,830
Total gross deferred tax assets	27,192,609	27,768,577
Deferred tax liabilities	56,383	4,961
Net deferred tax asset	27,136,226	27,766,616
Valuation allowance	(27,136,226)	(27,766,616)
Net Deferred Tax Asset Balance	$—	$—

At December 31, 2002 and 2001, the Company provided a full valuation allowance for its net deferred tax assets.  The Company believes sufficient uncertainty exists regarding the realizability of the deferred tax assets.  The net change in the valuation allowance during the years ended December 31, 2002 and 2001, was $(627,390) and $372,989, respectively.

As of December 31, 2002, the Company’s U.S. federal net operating loss and general business credit carry forward for income tax purposes were approximately $67,817,727 and $1,677,537, respectively.  If not utilized, the federal net operating loss carry forward and tax credits carry forward will expire between 2004 and 2021 as follows:

	Net operating loss	General business credits
2003	$—	$68,616
2004	253,349	32,766
2005	2,129,240	178,114
2006	3,927,855	132,674
2007	5,173,369	158,106
Thereafter	56,333,914	1,107,261
Total	$67,817,727	$1,677,537

Future changes in ownership, as defined by Section 382 of the IRC, may limit the amount of net operating loss carry forward used in any one year.

Note 7.  401(k) Plan

The Company sponsors the 1991 ProCyte Corporation Profit Sharing and Salary Deferral 401(k) Plan, which is funded by voluntary employee pretax salary deferrals to the extent permitted under law and provides for employer matching contributions at the discretion of the Board of Directors.  No employer contribution has been made since the adoption of the plan.

Note 8.  Note Due from Officer

At December 31, 2002 and 2001, an Officer owed the Company $105,823 and $117,904, respectively.  The original promissory note, dated December 16, 1998, bore interest at 4.28%, compounded semi-annually, which was payable at June 30, 2002.  In the first quarter of 2002, the Compensation Committee of the Board of Directors agreed to extend the note’s due date an additional two years to June 30, 2004.  The extended promissory note agreement, dated June 30, 2002, bears interest at the applicable federal short-term rate at June 30, 2002 of 2.91%, which is payable annually.

Note 9. Earnings (loss) per share

Basic and diluted per share results for all periods presented were computed based on the net earnings or loss for the respective periods.  The weighted average number of common shares outstanding during the period was used in the calculation of basic earnings (loss) per share.  In accordance with FAS 128, “Earnings Per Share,” the weighted average number of common shares used in the calculation of diluted per share amounts is adjusted for the dilutive effects of stock options based on the treasury stock method only if an entity records earnings from operations, as such adjustments would otherwise be anti-dilutive to earnings per share from operations.  For the year 2002, 468,519 dilutive stock options were included in the calculation of average number of common shares outstanding for diluted computations.   As a result of the Corporation recording losses from operations in years 2001 and 2000, the average number of common shares used in the calculation of the diluted loss per share have not been adjusted for the effects of 182,460 and 145,266, respectively, of dilutive stock options since their impact would be anti-dilutive.

Note 10.  Stockholders’ Equity

Non-employee Director Stock Plan

In June 1998, the shareholders approved the 1998 Non-employee Director Stock Plan, reserving 200,000 shares for issuance to directors.  200,000 additional shares were approved for issuance under the plan at the Company’s annual shareholders meeting on May 23, 2000. Under this plan, eligible directors receive all or a portion of their quarterly retainer fees in shares of the common stock of the Company.  The number of shares each eligible director receives is based on the average fair market value of the common stock for the last 20 business days of the fiscal quarter.  As of December 31, 2002 and 2001, 31,316 and 50,840 shares have been issued under the Plan.  After issuing 8,644 shares on January 2, 2003, the plan had 138,307 shares available for issuance.

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

Note 11.  Warrants to Acquire Common Stock

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

The following table summarizes information about stock option activity in 2002, 2001 and 2000:

Items	2002		2001		2000
	Number of Options	Wtd. Avg. Exercise Price	Number of Options	Wtd. Avg. Exercise Price	Number of Options	Wtd. Avg. Exercise Price
Outstanding, beginning of year	2,087,002	$1.57	2,081,861	$1.63	1,861,727	$1.71

Granted	490,500	$1.67	440,500	$1.27	451,500	$0.94

Exercised	(30,504)	$0.89	(88,002)	$0.75	(16,334)	$0.87

Canceled or expired	(361,663)	$1.80	(347,357)	$1.73	(215,032)	$0.97

Outstanding, end of year	2,185,335	$1.57	2,087,002	$1.57	2,081,861	$1.63

Exercisable, end of year	1,457,014	$1.61	1,265,018	$1.89	1,149,878	$2.21

The options outstanding at December 31, 2002 consisted of the following:

Range of exercise prices	Number of Options Outstanding	Wtd. Avg. Remaining Life	Wtd. Avg. Exercise Price	Number of Options Exercisable	Wtd. Avg. Exercise Price
$ 0.49 - $0.74	286,667	7.48	$0.71	220,170	$0.71
$ 0.75 - $0.99	407,000	6.57	$0.81	396,835	$0.81
$ 1.00 - $1.39	535,834	7.53	$1.26	339,175	$1.24
$ 1.40 - $1.99	535,000	8.93	$1.65	80,000	$1.44
$ 2.00 - $11.88	420,834	3.20	$3.16	420,834	$3.16
$ 0.49 - $11.88	2,185,335	6.85	$1.57	1,457,014	$1.61

At December 31, 2002 there were 490,827 shares reserved for issuance under the Company’s 1996 Stock Option Plan, which included the 750,000 shares approved for the plan at the Company’ annual shareholders meeting on May 21, 2002.

The weighted average fair value of options granted during 2002, 2001, and 2000 was approximately $1.19, $1.00, and $0.87 respectively.

The Company granted 10,000 stock options on February 21, 2002 and 10,000 stock options on May 20, 2002 in exchange for advisory services from two non-employee consultants.  The February and May grants, respectively, oblige the Company to issue 10,000 common stock shares at $1.33 and $1.83, the market price on the dates of grant.  Both grants become fully vested one year after their date of issuance.  The fair value of the February and May grants was determined to be $6,448 and $11,005, respectively, using the Black-Scholes option pricing model.  The assumptions used in the model for the February and May grants, respectively, were a risk-free interest rate of 3.84% and 3.92%, 67% and 61% stock price volatility, and no dividends over the two year expected lives.  The options are being re-valued quarterly until the measurement date is reached upon completion of the services.  The fair values are reported as deferred compensation in Stockholders’ Equity, and are being amortized as an operating expense over the expected lives.

Note 13.  Related Party Disclosure

The Company holds a promissory note in the principle amount of $2,000,000 from Emerald Pharmaceutical L.P., which it received as partial consideration for the sale of its contract manufacturing operations in 2001.  The note is secured by the manufacturing assets sold and bears interest equal to the effective yield on the 10 Year US Treasury Note, which is adjusted quarterly.  The average yield for the year ended December 31, 2002 was 4.70%.  Emerald will begin making annual principal payments of $285,714 in July 2005.  The Company also received a minority limited partnership interest in Emerald as part of consideration received in the sale.  As part of the agreement, ProCyte leases a portion of its current 34,532 square foot leased facility, including existing leasehold improvements, to Emerald.  A portion of the proceeds from the sale in the amount of $1,627,906 has been determined to represent consideration for use of Emerald’s use of the leasehold improvements, and is being recognized over the term of the lease.  ProCyte engages Emerald Pharmaceutical L.P. to do certain manufacturing and other quality and analytical services.  Emerald billed ProCyte a total of $1,553,837 and $175,394 for the years ended December 31, 2002 and 2001, respectively, for such services.  ProCyte had trade payables to Emerald of $92,404 and $44,155 on December 31, 2002 and 2001, respectively.

One of the Company’s Directors also serves as Chairman and Chief Executive Officer of one of ProCyte’s customers.  ProCyte’s sales to the customer were $858,998 and $553,882 for the years ended December 31, 2002 and 2001, respectively.  The customer’s trade receivable balances were $172,145 and $122,165 on December 31, 2002 and 2001, respectively.

Note 14.  Commitments

The Company presently leases 34,532 square feet of manufacturing, warehouse, laboratory, and administrative space in Redmond, Washington under a lease executed in August 1993.  The lease includes 1,782 additional square feet of office space in the same building, which was occupied in December 2002.  As amended, the lease term for 32,750 square feet extends through June 30, 2007, and contains a renewal option for the Company to extend the term by an additional five years.  The lease term for the new 1,782 square feet of office space is through November 2005.  As a part of the sale of the contract manufacturing business in 2001, 19,770 square feet of space was subleased to Emerald Pharmaceutical LP.  The sublease agreement has reduced ProCyte’s net lease expense by $278,274 and $130,950 in 2002 and 2001, respectively.  ProCyte remains the primary lessee and the payment obligation continues to belong to ProCyte.

Future minimum annual lease payments and sublessee commitments are as follows:

	Lease commitment	Sub-lease commitment
2003	$418,444	$269,611
2004	420,939	269,611
2005	439,105	281,748
2006	429,384	293,884
2007	250,474	171,433
Total	$1,958,346	$1,286,287

Net rent expense under these commitments in 2002, 2001, and 2000 was $117,816, $226,857, and $404,196, respectively.

ProCyte Corporation

Independent Auditors’ Report

Board of Directors

ProCyte Corporation

Redmond, Washington

We have audited the accompanying consolidated balance sheets of ProCyte Corporation (the Company) as of December 31, 2002 and 2001, and the related consolidated statements of operations, cash flows, and stockholders’ equity for each of the three years in the period ended December 31, 2002.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2002, and 2001, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

The Company changed its method of accounting for goodwill upon adoption of SFAS No. 142 “Goodwill and Other Intangible Assets” for the year ended December 31, 2002, as discussed in Note 1 to the consolidated financial statements.

DELOITTE & TOUCHE LLP

/s/ Deloitte & Touche LLP

Seattle, Washington
February 21, 2003

Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

Not applicable.

PART III

Item 10. Directors and Executive Officers of the Registrant

The information required under this item is included in the Company’s Proxy Statement relating to the Company’s annual meeting of shareholders, and is incorporated herein by reference.  Such Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the close of the Company’s fiscal year end, December 31, 2002.

Item 11. Executive Compensation

The information required under this item is included in the Company’s Proxy Statement relating to the Company’s annual meeting of shareholders, and is incorporated herein by reference.  Such Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the close of the Company’s fiscal year end, December 31, 2002.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The information required under this item is included in the Company’s Proxy Statement relating to the Company’s annual meeting of shareholders, and is incorporated herein by reference.  Such Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the close of the Company’s fiscal year end, December 31, 2002.

Item 13. Certain Relationships and Related Transactions

The information required under this item is included in the Company’s Proxy Statement relating to the Company’s annual meeting of shareholders, and is incorporated herein by reference.  Such Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the close of the Company’s fiscal year end, December 31, 2002.

PART IV

Item 14. Controls and Procedures

Under the supervision of and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness and design and operation of its disclosure controls and procedures within 90 days of the filing date of this annual report, and, based on their evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that these disclosure controls and procedures are effective.  There were no significant changes in the Company’s internal controls or in other factors that could significantly affect those controls subsequent to the date of their evaluation.

Item 15 Exhibits, Financial Statement Schedules, and Reports on Form 8-K

a.             List of documents filed as part of this report:

(1)               Financial Statements and Supplementary Data Reference is made to the Index to Financial Statements and Schedules under Item 8 in Part II hereof, where such documents are listed.

(2)               Exhibits – see (c) below

b.             Reports on Form 8-K

None

c.             Exhibits

Exhibit	Description	Note
3.1	Restated Articles of Incorporation of the Registrant	A

3.2	Restated Bylaws of the Registrant	A

4.1	Rights Agreement between the Registrant and American Securities Transfer and Trust as of December 7, 1994	G

10.1*	1987 Stock Benefit Plan of ProCyte Corporation	A

10.2*	ProCyte Corporation 1989 Restated Stock Option Plan	B

10.3*	ProCyte Corporation 1991 Restated Stock Option Plan for Non-employee Directors and amendments thereto	D

10.4†	Teachers Insurance & Annuity Association Lease dated as of October 1, 1993 and second amendment thereto dated February 28, 1997	D

10.5*	1996 Stock Option Plan	D

10.6*	ProCyte Corporation 1998 Non-employee Director Stock Plan	F

10.7*	Change of Control Agreement for Ms. Robin Carmichael	F

10.8*	Change of Control Agreement for Mr. John Clifford	D

10.13*	Form of Indemnity Agreement dated February 23, 1995 between the Registrant and each of Dr. Blake, Mr. Patterson and Mr. Clifford.	C

10.14*	Form of Indemnity Agreement between ProCyte Corporation and each of various of its Officers and Directors	F

10.15*	Form of Severance Agreement for Mr. John Clifford	D

10.16*	Form of Promissory Note between ProCyte Corporation and Mr. John Clifford	H

10.17†	License Agreement dated April 19, 2000 between ProCyte Corporation and Neutrogena Corporation	I

23.1	Consent of Deloitte & Touche LLP	J

99.1	Certification of Periodic Report by Mr. John F. Clifford	J

99.2	Certification of Periodic Report by Mr. Robert W. Benson	J

*	Management contract or compensatory plan or arrangement.
†	Confidential treatment has been granted or requested with respect to portions of this exhibit.
A	.Incorporated by reference to the Registrant’s Registration Statement of Form S-1 (No. 33-31353).
B	Incorporated by reference to the Registrant’s Registration Statement of Form S-1 (No. 33-46364).
C	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1994.
D	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1996.
F	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 1998.
G	Incorporated by reference to the Registrant’s Amended Annual Report on Form 10-K/A dated December 31, 1997.
H	Incorporated by reference to the Registrant’s Amended Annual Report on Form 10-K/A dated December 31, 1998.
I	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the Quarter ended March 31, 2000.
J	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PROCYTE CORPORATION
(REGISTRANT)

		By:	/s/ John F. Clifford
Date:	March 28, 2003		John F. Clifford
Chairman of the Board of Directors and Chief
Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ John F. Clifford	Chairman and Chief Executive Officer	March 28, 2003
John F. Clifford	(Principal Executive Officer)

/s/ John M. Hammer	Director	March 28, 2003
John Hammer

/s/ Matt L. Leavitt	Director	March 28, 2003
Matt L. Leavitt

/s/ Glenn A. Oclassen	Director	March 28, 2003
Glenn A. Oclassen

/s/ Robert E. Patterson	Director	March 28, 2003
Robert E. Patterson

/s/ Robert W. Benson	Chief Financial Officer	March 28, 2003
Robert W. Benson	(Principal Financial Officer)

CERTIFICATIONS

I, John F. Clifford, certify that:

1.             I have reviewed this annual report on Form 10-K of ProCyte Corporation;

2.             Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.             Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.             The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)             designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)            evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)             presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.             The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)             all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)            any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.             The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	March 28, 2003:	By:	/s/ John F. Clifford
John F. Clifford, Chairman and CEO,
ProCyte Corporation

I, Robert W. Benson, certify that:

1.             I have reviewed this annual report on Form 10-K of ProCyte Corporation;

2.             Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.             Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.             The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)             designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)            evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)             presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.             The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)             all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)            any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.             The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	March 28, 2003	By:	/s/ Robert W. Benson
Robert W. Benson, Chief Financial Officer,
ProCyte Corporation