Form 10-Q
period 2003-03-31
PROCYTE CORP /WA/
filed 2003-05-14
CIK 856072

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934.

For the Quarterly Period Ended March 31, 2003

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

As of May 8, 2003, there were issued and outstanding 15,764,687 shares of common stock, par value $.01 per share.

ProCyte Corporation

Part I - Financial Information

Item 1. Condensed Consolidated Financial Statements (unaudited)

Balance Sheets - as of March 31, 2003 and December 31, 2002 (unaudited)

	March 31, 2003	December 31, 2002
Assets
Cash and cash equivalents	$4,387,698	$4,555,985
Accounts receivable, net of allowance for doubtful accounts	1,461,829	1,327,956
Inventory	1,672,743	1,717,813
Prepaid expenses	46,519	326,386
Other current assets	4,067	3,319
Total current assets	7,572,856	7,931,459
Property and equipment, net	1,214,042	1,285,776
Intangible assets, net	2,898,994	2,902,996
Note due from sale of contract manufacturing operations, net	1,833,600	1,825,800
Other assets	142,781	142,781
Total Assets	$13,662,273	$14,088,812

Liabilities and Stockholders’ Equity
Accounts payable, trade	$199,925	$277,178
Accrued salaries and benefits	157,425	404,282
Other accrued liabilities	274,780	259,880
Deferred revenue	75,247	21,000
Total current liabilities	707,377	962,340
Other liabilities	93,394	91,258
Deferred proceeds on sale of contract manufacturing operations	1,149,990	1,216,891
Total Liabilities	1,950,761	2,270,489
Common stock and additional paid-in-capital	85,326,776	85,311,638
Deferred compensation	—	(10,830)
Accumulated deficit	(73,615,264)	(73,482,485)
Stockholders’ Equity	11,711,512	11,818,323
Total Liabilities and Stockholders’ Equity	$13,662,273	$14,088,812

See notes to condensed consolidated financial statements

Statements of Operations - Three Months Ended March 31, 2003 and 2002 (unaudited)

	Three months ended March 31,
	2003	2002
Revenues
Product sales	$2,881,916	$2,753,400
Licenses and royalties	464,486	289,000
Total revenue	3,346,402	3,042,400
Cost of product sales	1,183,201	926,081
Gross profit	2,163,201	2,116,319
Operating Expenses
Marketing and selling	1,399,575	771,784
Research, general, and administrative	967,028	902,456
Total operating expenses	2,366,603	1,674,240
Operating income (loss)	(203,402)	442,079
Interest and other income	88,123	46,797
Net income (loss) before tax	(115,279)	488,876
Provision for income tax	(17,500)	—
Net income (loss)	$(132,779)	$488,876
Net earnings (loss) per share
Basic	$(0.01)	$0.03
Diluted	$(0.01)	$0.03
Shares used in per share computation
Basic	15,745,696	15,682,473
Diluted	15,745,696	16,000,865

See notes to condensed consolidated financial statements

Statements of Cash Flows - Three Months Ended March 31, 2003 and 2002 (unaudited)

	Three months ended March 31,
	2003	2002
Operating Activities
Net income (loss)	$(132,779)	$488,876
Adjustments to reconcile net income (loss) to net cash provided by (used) in operating activities:
Depreciation and amortization	75,737	78,085
Amortization of deferred proceeds	(66,900)	(66,901)
Non-cash expense related to stock-based compensation	12,000	12,000
Amortization of promissory note discount	(7,800)	(7,800)
Amortization of deferred compensation	3,654	—
Change in operating assets and liabilities:
Accounts receivable	(133,873)	(703,312)
Inventory	45,070	(237,247)
Prepaid expenses	279,867	58,001
Other current assets	(748)	(1,184)
Accounts payable, trade	(77,253)	(259,406)
Accrued salaries and benefits	(246,856)	(71,059)
Other accrued liabilities	14,898	82,050
Deferred revenue	54,247	24,000
Other liabilities	2,135	(6,337)
Net cash used in operating activities	(178,601)	(610,234)
Financing Activities
Proceeds from issuance of common stock	10,314	6,180
Investing Activities
Purchase of property and equipment	—	(8,734)
Decrease in other assets	—	45,000
Net cash provided by investing activities	—	36,266
Net decrease in cash and cash equivalents	(168,287)	(567,788)
Cash and Cash Equivalents
At beginning of period	4,555,985	3,002,579
At end of period	$4,387,698	$2,434,791

See notes to condensed consolidated financial statements

Statements of Stockholders’ Equity - Three Months Ended March 31, 2003 and 2002 (unaudited)

	Common Stock		Additional Paid-in Capital	Deferred Compen- sation	Accumulated Deficit	Total
	Shares	Par Value
Balance – December 31, 2001	15,653,542	$156,535	$85,062,476	$—	$(75,151,338)	$10,067,673

Shares issued under non-employee director stock plan	8,604	86	11,914	—	—	12,000

Shares issued upon exercise of warrant issued in 1999	18,549	185	(185)	—	—	—

Shares issued upon exercise of options	8,002	81	6,099	—	—	6,180

Net income for three months ended March 31, 2002	—	—	—	—	488,876	488,876

Balance – March 31, 2002	15,688,697	$156,887	$85,080,304	$—	$(74,662,462)	$10,574,729

Balance – December 31, 2002	15,733,911	$157,339	$85,154,299	$(10,830)	$(73,482,485)	$11,818,323

Shares issued under non-employee director stock plan	8,644	86	11,914	—	—	12,000

Shares issued upon exercise of options	12,000	120	10,194	—	—	10,314

Re-measurement of stock options granted to non-employees			(7,176)	7,176	—	—

Amortization of deferred compensation				3,654		3,654

Net loss for three months ended March 31, 2003	—	—	—	—	(132,779)	(132,779)

Balance – March 31, 2003	15,754,555	$157,545	$85,169,231	$—	$(73,615,264)	$11,711,512

See notes to condensed consolidated financial statements

ProCyte Corporation
Notes to Condensed Consolidated Financial Statements (unaudited)

1.              Basis of Presentation

The accompanying condensed consolidated financial statements (unaudited) include the accounts of ProCyte Corporation and its wholly-owned, subsidiaries NextDerm, Inc. (a Delaware corporation) and NextDerm, Inc. (a Washington corporation incorporated February 28, 2003) (collectively “ProCyte” or the “Company”) for the three-month periods ended March 31, 2003 and 2002 have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X.  Pursuant to such rules and regulations, the consolidated condensed financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for audited financial statements.  Accordingly, this financial information should be read in conjunction with the complete audited financial statements, including the notes thereto, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.  In the opinion of management, all material adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial statements have been included.  Interim results are not necessarily indicative of the results that may be expected for the year.

2.              Accounts Receivable

Two customers each represented greater than 10% of the net accounts receivable balance at March 31, 2003 and December 31, 2002 as follows:

	March 31, 2003	December 31, 2002
Customer A	42%	44%
Customer B	11%	13%

The Company provided an allowance for uncollectable receivables in the amount of $67,447 and $68,029 at March 31, 2003 and December 31, 2002, respectively.  The bad debt expense, net of recoveries of $2,427 in 2003 and $1,601 in 2002, was $9,882 and $5,128 for the three months ended March 31, 2003 and 2002, respectively.  Accounts written off to the allowance amounted to $12,891 and $1,730 for the three months period ended March 31, 2003 and 2002, respectively.

3.              Inventory

Certain reclassifications have been made to inventory items reported in the prior year to conform to the current year’s presentation.  Inventory consisted of the following:

	March 31, 2003	December 31, 2002
Finished Goods	$1,048,936	$1,254,434
Work in process	300,648	227,080
Raw materials	323,159	236,299
Total	$1,672,743	$1,717,813

4.              Property and Equipment

Property and equipment consisted of the following:

	March 31, 2003	December 31, 2002
Equipment	$332,550	$332,550
Leasehold improvements	4,028,807	4,028,807
Less accumulated depreciation & amortization	(3,147,315)	(3,075,581)
Property and equipment, net	$1,214,042	$1,285,776

5.              Intangible Assets

Intangible assets include patents of $81,623 and $85,625 at March 31, 2003 and December 31, 2002, respectively.  Patents are shown net of accumulated amortization of $209,307 and $205,305, at March 31, 2003 and December 31, 2002, respectively.  Patents are amortized over the term of the patent and the amortization expense related thereto was $4,002 for each of three-month periods ended March 31, 2003 and 2002, respectively.  Patent amortization expense is expected to be $16,000 for each of the years ending December 31, 2003 through 2007 and $6,000 for the year ending December 31, 2008.

Intangible assets also include goodwill of $2,817,371 at March 31, 2003 and at December 31, 2002.  Under the guidance of Statement of Financial Accounting Standards (SFAS) No. 142 “Goodwill and Other Intangible Assets,” the Company performed an annual test on the value of certain intangibles such as goodwill on March 31, 2003.  The Company tested whether there was an indication of goodwill impairment, and concluded that goodwill was not impaired.  The Company determined that it has one reportable unit, therefore, all of goodwill is deemed to be associated with ProCyte’s overall business operations.

6.              Federal and State Income Taxes

No provision was made for federal income taxes for the three months ended March 31, 2003 and 2002.  At March 31, 2003 and December 31, 2002, the Company provided a full valuation allowance for its net deferred tax assets.  The Company believes sufficient uncertainty exists regarding the realizability of the deferred tax assets.  The net changes in the valuation allowance during the three months ended March 31, 2003 and the year ended December 31, 2002, were $(26,300) and $(627,390), respectively.

A provision for state income tax was made for California state income tax in the quarter ended March 31, 2003.  The Company has a net operating loss carry forward for California state income tax of $350,015, however in the fourth quarter of 2002 the State of California temporarily suspended the use of the net operating loss carry forward deduction for 2002 and 2003.  As a result, the Company is recognizing $17,500 related to state income taxes in the first quarter of 2003.

As of March 31, 2003, the Company’s U.S. federal net operating loss and general business credit carry forward for income tax purposes were approximately $68.0 million and $1.6 million, respectively.  If not utilized, the federal net operating loss carry forward and tax credits carry forward will expire between 2004 and 2021.  Changes in ownership, as defined by Section 382 of the IRC, may limit the amount of net operating loss carry forward used in any one year.

7.              Earnings (loss) per share

Basic and diluted per share results for all periods presented were computed based on the net earnings or loss for the respective periods.  The weighted average number of common shares outstanding during the period was used in the calculation of basic earnings (loss) per share.  In accordance with FAS 128, “Earnings Per Share,” the weighted average number of common shares used in the calculation of diluted per share amounts is adjusted for the dilutive effects of stock options based on the treasury stock method only if an entity records earnings from operations, as such adjustments would otherwise be anti-dilutive to earnings per share from operations.  For the quarter ended March 31, 2002, 318,392 dilutive stock options were included in the calculation of average number of common shares outstanding for diluted computations.  As a result of the Corporation recording a loss from operations in the quarter ended March 31, 2003, the average number of common shares used in the calculation of the diluted loss per share has not been adjusted for the effects of 169,499 dilutive stock options since their impact would be anti-dilutive.

8.              Warrants to Acquire Common Stock

The Company issued three common stock purchase warrants totaling 100,000 shares on May 26, 1999 in exchange for services.  The three warrants oblige the Company to issue 33,334 shares at $0.6875 per share, the market price on the grant date, 33,333 shares at $1.6875 and 33,333 shares at $2.6875.  Each of the warrants has a five-year life and is fully vested. The fair value of these warrants was determined to be $90,117 using the Black-Scholes option-pricing model and was expensed in 1999.  The assumptions used in the model were a risk-free interest rate of 4.08%, an expected life of five years, 98% stock price volatility and no dividends over the expected life.  On January 2, 2002, the first warrant for 33,334 shares was exercised in a net exercise, as provided by the terms of the warrant, resulting in the issuance of 18,549 shares.

9.              Stock Options

Information relating to stock options granted, exercised, canceled and currently exercisable is as follows:

	Shares Subject to Option	Weighted Average Exercise Price
Outstanding, January 1, 2002	2,087,002	$1.57
Granted	28,000	$1.33
Exercised	(8,002)	$0.75
Canceled or expired	(31,331)	$1.08
Outstanding, March 31, 2002	2,075,669	$1.58

	Shares Subject to Option	Weighted Average Exercise Price
Outstanding, January 1, 2003	2,185,335	$1.57
Granted	97,500	$1.31
Exercised	(12,000)	$0.86
Canceled or expired	(45,501)	$1.55
Outstanding, March 31, 2003	2,225,334	$1.56
Exercisable, March 31, 2003	1,436,347	$1.61

The Company follows the intrinsic value-based accounting method for stock options contained in APB Opinion No. 25, Accounting for Stock Issued to Employees, as permitted by SFAS No. 123, Accounting for Stock-Based Compensation.  Under this method, the Company measures stock-based compensation for option grants to employees assuming that options granted at market price at the date of grant have no intrinsic value.  No compensation expense has been recognized for employee and director stock option-based incentive compensation plans.  Had compensation expense for the Company’s stock options under the incentive compensation plan been recognized based upon the fair value for awards granted, the Company’s net earnings or losses would have been changed to the following pro forma amounts for the quarters ended March 31, 2003 and 2002:

	2003	2002
Net earnings (loss), as reported	$(132,779)	$488,876
Stock option-based compensation expense determined under fair value-based method	127,064	68,327
Pro forma net earnings (loss)	$(259,843)	$420,549
Earnings per share:
As reported basic	$(0.01)	$0.03
As reported diluted	$(0.01)	$0.03
Pro forma basic	$(0.02)	$0.03
Pro forma diluted	$(0.02)	$0.03

The Company determined the fair value of stock options granted during the quarters ended March 31, 2003 and 2002 using the Black-Scholes option pricing model and the following assumptions:

Options Granted	2003	2002
Risk-free interest rate	2.81%	3.84%
Expected option life (years)	6.00	6.00
Dividend yield	0.00	0.00
Expected volatility	62%	67%

The weighted average fair value of options granted during the quarters ended March 31, 2003 and 2002 was approximately $0.79 and $0.85, respectively.

The Company granted 10,000 stock options on February 21, 2002 and 10,000 stock options on May 20, 2002 in exchange for advisory services from two non-employee consultants.  The February and May grants, respectively, oblige the Company to issue 10,000 common stock shares at $1.33 and $1.83, the market price on the dates of grant.  Both grants became fully vested one year after their date of issuance.  The re-measured fair value of the February and May grants on the final measurement date was determined to be $4,325 and $5,951, respectively, using the Black-Scholes option-pricing model.  The options were re-measured on February 28, 2003, the date the services were considered completed.  The assumptions, used in the model for re-measuring the February and May grants, were a risk-free interest rate of 2.81%, 62% stock price volatility, and no dividends over a one-year expected life.

10.       Related Party Disclosure

The Company holds a promissory note in the principal amount of $2,000,000 from Emerald Pharmaceutical L.P., which it received as partial consideration for the sale of its contract manufacturing operations in 2001.  The note is secured by the manufacturing assets sold and bears interest equal to the effective yield on the 10 Year U.S. Treasury Note, which is adjusted quarterly.  The yield for the quarter ended March 31, 2003 was 3.82%.  Emerald will begin making annual principal payments of $285,714 in July 2005.  The Company also received a minority limited partnership interest in Emerald as part of consideration received in the sale.  As part of the agreement, ProCyte leases a portion of its current 34,532 square foot leased facility, including existing leasehold improvements, to Emerald.  A portion of the proceeds from the sale in the amount of $1,627,906 has been determined to represent consideration for use of Emerald’s use of the leasehold improvements, and is being recognized over the term of the lease.  ProCyte engages Emerald Pharmaceutical L.P. to do certain manufacturing and other quality and analytical services.  Emerald billed ProCyte a total of $769,353 and $132,660 for the quarters ended March 31, 2003 and 2002, respectively, for such services.  ProCyte had trade payables to Emerald of $30,127 and $92,404 on March 31, 2003 and December 31, 2002, respectively.

One of the Company’s Directors also serves as Chairman and Chief Executive Officer of one of ProCyte’s customers.  ProCyte’s net sales to the customer were $187,764 and $217,442 for the three months ended March 31, 2003 and 2002, respectively.  The customer’s trade receivable balances were $119,390 and $172,145 on March 31, 2003 and December 31, 2002, respectively.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report Form 10-Q contains forward-looking statements. These statements relate to future events or future financial performance.  In some cases you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “intend,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “propose” or “continue,” the negative of these terms, or other terminology.  These statements are only predictions.  Actual events or results may differ materially.  In evaluating these statements, you should specifically consider various factors described below in the section entitled “Important Factors Regarding Forward-Looking Statements.” These factors may cause our actual results to differ materially from any forward-looking statement.

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

Critical Accounting Policies and Estimates

The “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as disclosures included elsewhere in this Form 10-Q, are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.  The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingencies.  On an ongoing basis, we evaluate the estimates used, including those related to impairment and useful lives of intangible assets, allowances for accounts receivable and notes receivable, and for excess and obsolete inventory.  We base our estimates on historical experience, current conditions and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources as well as identifying and assessing our accounting treatment with respect to commitments and contingencies.  Actual results may differ from these estimates under different assumptions or conditions.  We believe the following critical accounting policies involve the more significant judgments and estimates used in the preparation of the consolidated financial statements.

Product revenues are recognized when products are shipped, license fees are recognized over the term of the license agreement, and royalties are recognized when earned.  On occasion, the Company will receive advance deposits with customer purchase orders.  These deposits are reported as a deferred revenue liability, until the product is shipped to the customer.

Approximately 21% of ProCyte’s assets as of March 31, 2003 consisted of goodwill, most of which was acquired in business combinations and recorded based on the fair value of the common stock issued to effect those business combinations.  Under the guidance of SFAS 142 “Goodwill and Other Intangible Assets,” we analyze whether the fair value of recorded goodwill is impaired on an annual basis.  Our analysis of whether the fair value of recorded goodwill is impaired involved a substantial amount of judgment, as does establishing and monitoring estimated lives of amortizable intangible assets.  Future charges related to intangible assets could be material depending on future developments and changes in technology and our business.

We maintain an allowance for doubtful accounts for estimated losses resulting from the potential inability of our customers or other debtors to make required payments.  We believe such allowances are adequate as of March 31, 2003; however, if the financial condition of our customers or other debtors were to deteriorate, resulting in an impairment of their ability to make payments to us, additional allowances may be required.

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

Corporate Overview

ProCyte develops, manufactures and markets products for skin health, hair care and wound care, many of which incorporate its clinically tested and patented Copper Peptide technologies.  We have experienced annual revenue growth since 1997.  This growth is a result of our continued focus to expand product offerings as well as to develop additional markets and distribution channels through strategic partners.  ProCyte receives revenue from the sale of products via its U.S. sales force, distributors and international customers, from royalties and the sale of Copper Peptide compounds under license and supply agreements, and from the manufacture and sale of private label products containing our technologies.

During the fourth quarter of 2002, ProCyte initiated work on an infomercial, a form of direct-to-consumer distribution, which will sell a new brand of anti-aging and skin care products called VitalCopper™.  Many of the initial VitalCopper™ products include GHK Copper Peptide compounds. Production and filming were completed in January 2003, and the initial market test began in selected markets during March 2003.  Continuation of the market test was placed on hold as public and media attention focused on the Iraq conflict.  We currently expect to restart the market test in the summer of 2003 and, pending results of the market test, evaluate the national rollout planned for the later part of 2003.  However, the actual timing of additional test marketing and actual release of the infomercial will depend on our assessment of the ability to capture public attention during the aftermath of the conflict and in light of world and national affairs at any given time.  As a result of required accounting practices for an infomercial, development and production costs totaling $540,000 were expensed and included under marketing and selling upon first run of the infomercial in the first quarter of 2003.

Revenues

The Company’s total revenue for the first quarter of 2003 increased 10% to $3.3 million from $3.0 million reported in the first quarter 2002.  The Company experienced growth in both product sales and licensing and royalties revenue over the same quarter in the prior year.

Product sales, which include the sale of Copper Peptide compounds under license and supply agreements, increased 5% in the first quarter to $2,881,916, from $2,753,400 reported in the same period a year earlier.  This increase includes sales to physicians and distributors, which increased 4% over the prior year quarter.  Within this category, domestic physician and distributor sales were down slightly from the prior year quarter, reflecting the impact that severe winter weather and the soft economy had on our customers; however, the decline was more than offset by an increase in international distributor sales.  Sales of Copper Peptide compounds increased 6% in the current year quarter as compared to the same period in the prior year.  Contributing to the growth in 2003 was Neutrogena’s increased demand for our Copper Peptide compound, which more than offset the larger amount of Copper Peptide compound purchased by American Crew in the first quarter of 2002 to support its initial market launch.

Licensing and royalties revenue increased 61% in the first quarter of 2003 over the same period in 2002. This is due to the fact that our license partners were at the very early stages of product introduction in the 2002 period.  Royalty revenues may fluctuate from quarter to quarter, due to the licensees’ timing of new market launches, special promotions and other factors beyond the Company’s control.

Gross Profit

In the first quarter of 2003, gross profit increased 2% to $2,163,201 as compared to $2,116,319 reported for the same quarter in 2002.  Gross margin was 65% in 2003 as compared to 70% reported in the year earlier period.  ProCyte experiences fluctuating gross margins from quarter to quarter based on the revenue mix of packaged products, licensee purchases of Copper Peptide compounds and royalty revenue.  The decrease in gross margin in the first quarter of 2003 was a result of changes in the mix from the prior period.

Expenses

Total operating expenses increased 41% in the first quarter of 2003 to $2,366,603 from $1,674,241 reported for the same quarter in 2002.  Certain reclassifications have been made to operating expenses reported in the prior year to conform to the current year’s presentation.

Marketing and selling expenses, which included a $540,000 charge for the development and production of an infomercial, increased 81% over the same quarter in 2002.  The infomercial expense represented 86% of this increase.  Excluding the aforementioned infomercial expense item, marketing and selling expenses increased 11% in the 2003 quarter as compared to the 2002 period.  The increase is primarily due to the addition of a Director of Business Development in the first quarter of 2003, increased advertising expenditures as well as costs to develop a web site for its Vital Copper™ product line in the 2003 period.

Research, general and administrative expenses increased 7% to $967,028 in the 2003 quarter as compared to $902,456 in the corresponding 2002 period.  This is due to increased salaries and benefits related to the inclusion of a Chief Financial Officer in the 2003 period, increased legal and audit fees incurred for compliance with new corporate governance and reporting standards, and increased legal fees related to actions initiated by ProCyte to enforce its rights under certain agreements.  These increases were partially offset by decreases in recruiting expenses.

Interest and other income for the first quarter of 2003 increased 92% to $88,123 as compared to $46,797 earned in the same quarter in 2002.  The Company received a one-time termination settlement from Merck KGaA for $50,000 in the first quarter of 2003.  For the quarter ended March 31, 2003, ProCyte received interest payments of $18,828 from Emerald Pharmaceutical L.P. on a $2,000,000 promissory note as compared to $24,756 received for the comparable quarter in 2002.

Income Taxes

As of March 31, 2003 the Company’s U.S. federal net operating loss and general business tax credit carry forwards for income tax purposes were approximately $68.0 million and $1.6 million, respectively.  The Company has not yet recognized the benefit of these tax expense savings for future period earnings.  The

Company has had net operating losses since inception, with the exception of net income reported for the first time in 2002.  Thus, sufficient uncertainty still exists regarding the realizability of using the deferred tax assets in future periods.  If not utilized, the federal net operating loss carry forward and tax credit carry forwards will expire between 2004 and 2021.

A provision for state income tax was made for California income tax in the quarter ended March 31, 2003.  The Company has a net operating loss carry forward for California state income tax of $350,000, however in the fourth quarter of 2002 the State of California temporarily suspended the use of the net operating loss carry forward deduction for 2002 and 2003.  As a result, the Company is recognizing $17,500 related to state income taxes in the first quarter of 2003.

Net Income (Losses)

ProCyte reported a net loss of $132,779 for the first quarter of 2003 as compared to net income of $488,876 in the same quarter in 2002.  The Company’s loss in the first quarter of 2003 was due to the aforementioned $540,000 charge for developing and producing an infomercial.  At March 31, 2003, the Company’s accumulated deficit was approximately $73.6 million.

Liquidity and Capital Resources

The Company has relied primarily on equity financing, revenue, interest income and corporate partnerships to fund its operations and capital expenditures.  At March 31, 2003, the Company had approximately $4.4 million in cash and cash equivalents, compared to $4.6 million at December 31, 2002.  The net change in cash and cash equivalents during the quarter ended March 31, 2003 reflects a net use of cash of $168,000. The significant components of this decease are disbursements related to the infomercial and 2002 management bonuses, which were partially offset by a customer deposit received during the quarter.  We expect to see fluctuations in cash flows from operations in future periods as they depend in large part on the timing of deposits received from our strategic partners and their initiation of new product introductions.

The Company believes that its existing cash and cash equivalents and interest thereon, will be sufficient to meet its working capital requirements for at least the next two years.  However, there can be no assurance that the underlying assumed levels of revenue and expense will prove accurate.  The Company’s actual cash requirements will depend upon numerous factors, including actions by regulatory authorities, the levels of resources that the Company devotes to taking advantage of strategic acquisitions and/or establishing and maintaining marketing, sales and distribution capabilities, the emergence of competitive products and other adverse market developments, the timing and amount of revenues and expense reimbursements resulting from relationships with third parties, our degree of success in commercializing new products and the cost of preparing, filing, prosecuting, maintaining and enforcing patent claims and intellectual property rights.  The Company will depend on product revenues, royalties and license fees, interest income, equity financing, and funding from corporate partnerships to meet its future capital needs.  See “Important Factors Regarding Forward-Looking Statements – Need for Additional Capital.”

Important Factors Regarding Forward-Looking Statements

Loss of or Reduction in Orders by Significant Customers Could Adversely Affect Our Net Revenues and Results of Operations

Although the Company’s customer base is made up of a large number of customers, our top three customers comprised approximately 51 percent of net revenues during the first quarter of 2003, one of which accounted for approximately 41 percent of the Company’s net revenue.  Any decrease in or loss of revenues from these customers could have an adverse effect on our net revenues and results of operations or impair our ability to increase net revenues.  We expect that we will continue to depend on revenue from larger customers, generally under multi-year license or supply agreements.  Such agreements can be terminated under certain circumstances, such as our inability to supply product within required time frames among others.  Any downturn in the business from these customers or the inability to renew or replace agreements with new customers as they expire could significantly decrease sales to such customers, which could adversely affect our net revenues and results of operations.

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

Dependence on and Management of Existing and Future Corporate Alliances

The successful commercialization of the Company’s existing and future products in the consumer and wound care markets will depend upon ProCyte’s ability to enter into and effectively manage corporate alliances.  There can be no assurance that the Company will be successful in establishing corporate alliances in the future, or that it will be successful in performing and maintaining existing or any future corporate alliances.  Moreover, there can be no assurance that the interests and motivations of any corporate partner, distributor or licensee would be or will remain consistent with those of the Company, or that the Company and such partners, distributors or licensees will successfully perform the necessary technology transfer, clinical development, regulatory compliance, manufacturing, marketing, commercialization and other obligations under their agreements. Any of these failures could have a material adverse effect on the Company’s business, financial condition and results of operations.

Recent Profitability; No Assurance of Achieving Consistent Profitable Earnings

The Company has been launching products based on its proprietary Copper Peptide technology since 1996.  In addition to sales of products based on its proprietary Copper Peptide technology, the Company’s revenues have historically included sales of non-proprietary products, license fees and royalties, revenue from contract manufacturing and interest income.  During 2002, the Company reported net profits and positive cash flow from operations for the first time in its operating history.  During the quarter ended March 31, 2003, however, the Company reported a net loss and negative cash flow from operations.  There can be no assurance that the Company can maintain a consistent, profitable level of operations.  Attaining consistent profitability is dependent upon a wide variety of factors, including successfully manufacturing and marketing of the Company’s products, entering into and maintaining agreements with corporate partners for commercialization of the Company’s products, and successfully licensing the Company’s products and technology.  Payments under corporate partnerships and licensing arrangements may be subject to fluctuations in both timing and amounts and therefore the level of profitability may vary significantly from quarter to quarter.

We Rely on Third Party Manufacturers for Our Products

We use third party manufacturers to make products. In many cases, third party manufacturers are not obligated under contracts that fix the term of their commitments and they may discontinue production upon little or no advance notice. Manufacturers also may experience problems with product quality or timeliness of product delivery. We rely on these manufacturers to comply with applicable current quality system regulations (“QSR”). The loss of a contract manufacturer may force us to shift production to in-house facilities and possibly cause manufacturing delays, disrupt our ability to fill orders, or require us to suspend production until we find another third party manufacturer. We are not able to control the manufacturing efforts of these third party manufacturers as closely as we control our business. Should any of these manufacturers fail to meet the applicable standards, we or our third-party manufacturers could face various enforcement actions which would have an adverse effect on the Company’s net revenues and results of operations.

Need for Additional Capital

The Company generated negative cash flows from operations in the first quarter ended March 31, 2003, but currently expects that it will generate positive cash flow from operations in 2003.  As of March 31, 2003, the Company had cash and cash equivalents of $4.4 million.  The Company estimates that, at its planned rate of spending, its existing cash and cash equivalents and the interest income thereon will be sufficient to meet its operating and capital requirements for at least the next two years.  There can be no assurance, however, that our underlying assumed levels of revenue and expense will prove accurate.  Whether or not these assumptions prove to be accurate, the Company may need to raise additional capital.  Furthermore, the Company may require additional funds to expand or enhance its sales and marketing activities, to accelerate product development, or to acquire a product line or company.  The Company may be required to seek this additional funding through public or private financing, including equity financing, or through collaborative arrangements.  Adequate funds for these purposes, whether obtained through financial markets or from collaborative or other arrangements with corporate partners or other sources, may not be available when needed or may not be available on terms favorable to the Company.  If we issue equity securities to raise additional funds, dilution to existing shareholders will result.  In addition, in the event that additional funds are obtained through arrangements with collaborative partners, such arrangements may require the Company to relinquish its rights to certain technologies or potential products that it would otherwise seek to develop or commercialize on its own.  If funding is insufficient at any time in the future, the Company may be required to: delay, scale back or eliminate some or all of its marketing and research and development programs; or license to third parties the rights to commercialize products or technologies that the Company would otherwise seek to develop on its own.  Furthermore, the terms of any such license agreements or asset sales might be less favorable than if the Company were negotiating from a stronger position.

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

ProCyte’s success depends, in part, upon its ability to protect its products and technology under intellectual property laws in the United States and abroad.  As of March 31, 2003, the Company had 21 issued U.S. patents expiring between 2005 and 2017 and numerous issued foreign patents and patent registrations.  The patents relate to use of the Company’s copper-based technology for a variety of healthcare applications, and to the composition of certain biologically active, synthesized compounds.  The Company’s strategy has been to apply for patent protection for certain compounds and their discovered uses that are believed to have potential commercial value in countries that offer significant market potential.  There can be no assurance that patent applications relating to the technology used by the Company will result in patents being issued.  Nor can there be any assurance that any patent issued to the Company will not be subjected to further proceedings limiting the scope of the rights under the patent or that such patent will provide a competitive advantage, will afford protection against competitors with similar technology, or will not be successfully challenged, invalidated or circumvented by competitors.

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

Uncertainty of Government Regulatory Requirements

The Federal Food, Drug and Cosmetic Act, and the regulations promulgated thereunder, and other federal and state statutes govern, among other things, the testing, manufacture, safety, labeling, storage, record-

keeping, advertising and promotion of cosmetic products and medical devices.  The Company’s products and product candidates may be regulated by any of a number of divisions of the FDA and in other countries by similar health and regulatory authorities.  The process of obtaining and maintaining regulatory approvals for the manufacturing or marketing of the Company’s existing and potential products is costly and time-consuming and is subject to unanticipated delays.  Regulatory requirements ultimately imposed could also adversely affect the ability of the Company to clinically test, manufacture or market products.

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

Product Liability Claims

The testing, manufacturing, marketing and sale of our products may subject the Company to product liability claims.  ProCyte maintains coverage against product liability risks.  However, continuing insurance coverage may not be available at an acceptable cost, if at all.  The Company may not be able to obtain insurance coverage that will be adequate to satisfy any liability that may arise.  Regardless of merit or eventual outcome, product liability claims may result in decreased demand for a product, injury to its reputation and loss of revenues.  As a result, regardless of whether the Company is insured, a product liability claim or product recall may result in losses that could be material to ProCyte.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

ProCyte did not own any derivative financial instruments as of March 31, 2003.  The Company is debt-free and is exposed to interest rate risk to the extent that it has invested idle cash balances and the promissory note receivable described below.  At March 31, 2003, the idle cash balances were invested in a United States Treasury money market fund.  ProCyte employs established policies and procedures to manage its exposure to changes in the market risk of its investments.  The Company believes that the market risk arising from holdings of its financial instruments is not material.  The Company holds a $2 million promissory note as a result of the sale of its contract manufacturing operation to Emerald Pharmaceutical L.P.  The note has a variable interest rate, adjusted quarterly, and is guaranteed by a security agreement giving ProCyte a first lien position on the assets sold to Emerald.

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

See Exhibit Index on page 25.

(b) Reports on Form 8-K

None.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ProCyte Corporation (Registrant)

Date: May 12, 2003	By:	/s/ John F. Clifford

John F. Clifford, Chairman and CEO

Date: May 12, 2003	By:	/s/ Robert W. Benson

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

Date: May 12, 2003	By:	/s/ John F. Clifford

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

Date: May 12, 2003	By:	/s/ Robert W. Benson

Robert W. Benson, Chief Financial Officer, ProCyte Corporation

Exhibit Index

Exhibit	Description	Note
3.1	Restated Articles of Incorporation of the Registrant	A
3.2	Restated Bylaws of the Registrant	A
4.1	Rights Agreement between the Registrant and American Securities Transfer and Trust as of December 7, 1994	G
10.1*	1987 Stock Benefit Plan of ProCyte Corporation	A
10.2*	ProCyte Corporation 1989 Restated Stock Option Plan	B
10.3*	ProCyte Corporation 1991 Restated Stock Option Plan for Non-employee Directors and amendments thereto	D
10.4†	Teachers Insurance & Annuity Association Lease dated as of October 1, 1993 and second amendment thereto dated February 28, 1997	D
10.5*	1996 Stock Option Plan	D
10.6*	ProCyte Corporation 1998 Non-employee Director Stock Plan	F
10.7*	Change of Control Agreement for Ms. Robin Carmichael	F
10.8*	Change of Control Agreement for Mr. John Clifford	D
10.13*	Form of Indemnity Agreement dated February 23, 1995 between the Registrant and each of Dr. Blake, Mr. Patterson and Mr. Clifford.	C
10.14*	Form of Indemnity Agreement between ProCyte Corporation and each of various of its Officers and Directors	F
10.15*	Form of Severance Agreement for Mr. John Clifford	D
10.16*	Form of Promissory Note between ProCyte Corporation and Mr. John Clifford	H
10.17†	License Agreement dated April 19, 2000 between ProCyte Corporation and Neutrogena Corporation	I
99.1	Certification of Periodic Report by Mr. John F. Clifford	J
99.2	Certification of Periodic Report by Mr. Robert W. Benson	J

*	Management contract or compensatory plan or arrangement.
†	Confidential treatment has been granted or requested with respect to portions of this exhibit.
A	Incorporated by reference to the Registrant’s Registration Statement of Form S-1 (No. 33-31353).
B	Incorporated by reference to the Registrant’s Registration Statement of Form S-1 (No. 33-46364).
C	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1994.
D	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1996.
F	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 1998.
G	Incorporated by reference to the Registrant’s Amended Annual Report on Form 10-K/A dated December 31, 1997.
H	Incorporated by reference to the Registrant’s Amended Annual Report on Form 10-K/A dated December 31, 1998.
I	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the Quarter ended March 31, 2000.
J	Filed herewith.