Form 10-Q
period 2003-06-30
PROCYTE CORP /WA/
filed 2003-08-14
CIK 856072

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934.

For the Quarterly Period Ended June 30, 2003

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

As of August 8, 2003, there were issued and outstanding 15,774,507 shares of common stock, par value $.01 per share.

ProCyte Corporation

Part I - Financial Information

Item 1. Condensed Consolidated Financial Statements (unaudited)

Balance Sheets - as of June 30, 2003 and December 31, 2002 (unaudited)

(in thousands)

	June 30, 2003	December 31, 2002
ASSETS
Cash and cash equivalents	$4,482	$4,556
Accounts receivable, net of allowance for doubtful accounts	1,176	1,328
Inventory	2,103	1,718
Prepaid expenses	157	326
Other current assets	105	3
Total current assets	8,023	7,931
Property and equipment, net	1,188	1,286
Intangible assets, net	2,895	2,903
Note due from sale of contract manufacturing operations, net	1,841	1,826
Other assets	40	143
Total Assets	$13,987	$14,089

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable, trade	$325	$277
Accrued salaries and benefits	278	404
Other accrued liabilities	196	260
Deferred revenue	19	21
Total current liabilities	818	962
Other liabilities	94	91
Deferred proceeds on sale of contract manufacturing operations	1,083	1,217
Total Liabilities	1,995	2,270
Common stock and additional paid-in-capital	85,339	85,312
Deferred compensation	—	(11)
Accumulated deficit	(73,347)	(73,483)
Stockholders’ Equity	11,992	11,818
Total Liabilities and Stockholders’ Equity	$13,987	$14,089

See notes to condensed consolidated financial statements

Statements of Operations - Three & Six Months Ended June 30, 2003 and 2002 (unaudited)

(in thousands, except per share amounts)

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
Revenues
Product sales	$2,313	$2,915	$5,195	$5,669
Licenses and royalties	319	348	783	637
Total revenues	2,632	3,263	5,978	6,306
Cost of product sales	619	1,096	1,802	2,023
Gross profit	2,013	2,167	4,176	4,283
Operating Expenses
Marketing and selling	814	779	2,213	1,550
Research, general, and administrative	967	899	1,934	1,802
Total operating expenses	1,781	1,678	4,147	3,352
Operating income	232	489	29	931
Interest and other income	37	46	125	93
Net income before tax	269	535	154	1,024
Provision for income tax	—	—	(18)	—
Net income	$269	$535	$136	$1,024
Net earnings per share
Basic	$0.02	$0.03	$0.01	$0.07
Diluted	$0.02	$0.03	$0.01	$0.06
Shares used in per share computation
Basic	15,765	15,705	15,755	15,694
Diluted	16,040	16,061	15,979	16,016

See notes to condensed consolidated financial statements

Statements of Cash Flows – Six Months Ended June 30, 2003 and 2002 (unaudited)

(in thousands)

	Six months ended June 30,
	2003	2002
Operating Activities
Net income	$136	$1,024
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	153	157
Amortization of deferred proceeds	(134)	(134)
Non-cash expense related to stock-based compensation	24	24
Amortization of promissory note discount	(16)	(16)
Amortization of deferred compensation	4	2
Change in operating assets and liabilities:
Accounts receivable	152	(888)
Inventory	(385)	418
Prepaid expenses	169	(61)
Other current assets	2	14
Accounts payable, trade	48	(568)
Accrued salaries and benefits	(126)	111
Other accrued liabilities	(64)	169
Deferred revenue	(2)	560
Other liabilities	2	(12)
Net cash provided by (used in) operating activities	(37)	800
Financing Activities
Proceeds from issuance of common stock	10	22
Investing Activities
Purchase of property and equipment	(47)	(10)
Decrease in deposits	—	45
Net cash provided by (used in) investing activities	(47)	35
Net increase (decrease) in cash and cash equivalents	(74)	857
Cash and Cash Equivalents
At beginning of period	4,556	3,003
At end of period	$4,482	$3,860

See notes to condensed consolidated financial statements

Statements of Stockholders’ Equity – Six Months Ended June 30, 2003 (unaudited)

(in thousands)

	Common Stock			Additional Paid-in Capital	Deferred Compensation	Accumulated Deficit	Total

	Shares	Par Value

Balance – December 31, 2002	15,734	$158		$85,154	$(11)	$(73,483)	$11,818

Shares issued under non-employee director stock plan	19	(*	)	24	—	—	24

Shares issued upon exercise of options	12	(*	)	10	—	—	10

Re-measurement of stock options granted to non-employees	—	—		(7)	7	—	—

Amortization of deferred compensation	—	—		—	4	—	4

Net income for six months ended June 30, 2003	—	—		—	—	136	136

Balance – June 30, 2003	15,765	$158		$85,181	$—	$(73,347)	$11,992

(*) rounds to less than $1,000

See notes to condensed consolidated financial statements

ProCyte Corporation

Notes to Condensed Consolidated Financial Statements (unaudited)

1.     Basis of Presentation

The accompanying condensed consolidated financial statements (unaudited) include the accounts of ProCyte Corporation and its wholly-owned, subsidiaries NextDerm, Inc. (a Delaware corporation) and NextDerm, Inc. (a Washington corporation incorporated February 28, 2003) (collectively “ProCyte” or the “Company”) for the three and six month periods ended June 30, 2003 and 2002 have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X.  Pursuant to such rules and regulations, the consolidated condensed financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for audited financial statements.  Accordingly, this financial information should be read in conjunction with the complete audited financial statements, including the notes thereto, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.  In the opinion of management, all material adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial statements have been included.  Interim results are not necessarily indicative of the results that may be expected for the year.

Stock Based Compensation

The Company follows the intrinsic value-based accounting method for stock options contained in APB Opinion No. 25, Accounting for Stock Issued to Employees, as permitted by SFAS No. 123, Accounting for Stock-Based Compensation.  Under this method, no compensation expense has been recognized as the exercise price of options granted equals the fair value on the date of grant.  Had compensation expense for the Company’s stock options under the incentive compensation plan been recognized based upon the fair value for awards granted, the Company’s net earnings or losses would have been changed to the following pro forma amounts for the three and six months ended June 30, 2003 and 2002:

	(in thousands, except per share amounts)
	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
Net income, as reported	$269	$535	$136	$1,024
Stock option-based compensation expense determined under fair value-based method	90	115	217	184
Pro forma net income (loss)	$179	$420	$(81)	$840
Earnings per share:
As reported basic	$0.02	$0.03	$0.01	$0.07
As reported diluted	$0.02	$0.03	$0.01	$0.06
Pro forma basic	$0.01	$0.03	$(0.01)	$0.05
Pro forma diluted	$0.01	$0.03	$(0.01)	$0.05

The Company determined the fair value of stock options granted during the three and six months ended June 30, 2003 and 2002 using the Black-Scholes option pricing model and the following assumptions:

	Three months ended June 30,		Six months ended June 30,
Options Granted	2003	2002	2003	2002
Risk-free interest rate	2.58%-2.69%	3.84%-3.92%	2.58%-2.81%	3.84%-3.92%
Expected option life (years)	6.00	6.00	6.00	6.00
Dividend yield	0.00	0.00	0.00	0.00
Expected volatility	59%-62%	61%-67%	59%-62%	61%-67%

Recent accounting pronouncements

In November 2002, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF Issue No. 00-21, Revenue Arrangements with Multiple Deliverables.  This issue addresses certain aspects of the accounting by a company for arrangements under which it will perform multiple revenue-generating activities.  In applying this issue, generally, separate contracts with the same customer that are entered into at or near the same time are presumed to have been negotiated as a package and should, therefore, be evaluated as a single contractual arrangement.  This issue also addresses how contract consideration should be measured and allocated to the separate deliverables in the arrangement.  This issue is applicable to revenue arrangements entered into in fiscal periods beginning after June 15, 2003.  The Company believes current revenue recognition accounting is consistent with the provisions of EITF Issue No. 00-21.  Therefore, the Company does not believe that adopting the provisions of EITF Issue No. 00-21 will have a material effect on its financial position or results of operations.

2.     Accounts Receivable

Customers, which represented greater than 10% of the net accounts receivable balance at June 30, 2003 and December 31, 2002, are as follows:

	June 30, 2003	December 31, 2002
Customer A	30%	44%
Customer B	11%	13%
Customer C	12%	—

The Company provided an allowance for uncollectable receivables in the amount of $89,000 and $68,000 at June 30, 2003 and December 31, 2002, respectively.  The bad debt expense, net of recoveries of $3,000 in 2003 and $25,000 in 2002, was $19,000 and $(12,000) for the three months ended June 30, 2003 and 2002, respectively.  The bad debt expense, net of recoveries of $5,000 in 2003 and $27,000 in 2002, was $29,000 and $(7,000) for the six months ended June 30, 2003 and 2002, respectively.  Accounts written off to the allowance account amounted to less than $1,000 and $0 for the three months period ended June 30, 2003 and 2002, respectively.  Accounts written off to the allowance account amounted to $13,000 and $180,000 for the six months period ended June 30, 2003 and 2002, respectively.

3.     Inventory

Inventory consisted of the following:

	(in thousands)
	June 30, 2003	December 31, 2002
Finished Goods	$1,548	$1,254
Work in process	292	228
Raw materials	263	236
Total	$2,103	$1,718

4.     Property and Equipment

Property and equipment consisted of the following:

	(in thousands)
	June 30, 2003	December 31, 2002
Equipment	$379	$333
Leasehold improvements	4,029	4,029
Less accumulated depreciation & amortization	(3,220)	(3,076)
Property and equipment, net	$1,188	$1,286

5.     Intangible Assets

Intangible assets include patents of $78,000 and $86,000 at June 30, 2003 and December 31, 2002, respectively.  Patents are shown net of accumulated amortization of $213,000 and $205,000, at June 30, 2003 and December 31, 2002, respectively.  Patents are amortized over the term of the patent and the amortization expense related thereto was $4,000 for each of three-month periods ended June 30, 2003 and 2002, respectively, and $8,000 for each of the six-month periods ended June 30, 2003, respectively.  Patent amortization expense is expected to be $16,000 for each of the years ending December 31, 2003 through 2007 and $6,000 for the year ending December 31, 2008.

Intangible assets also include goodwill of $2.8 million at June 30, 2003 and at December 31, 2002.  Under the guidance of Statement of Financial Accounting Standards (SFAS) No. 142 “Goodwill and Other Intangible Assets,” the Company performed an annual test on the value of certain intangibles such as goodwill on March 31, 2003.  The Company tested whether there was an indication of goodwill impairment, and concluded that goodwill was not impaired.  There were no events since March 31, 2003, which would cause the Company to change its valuation as of June 30, 2003.  The Company determined that it has one reportable unit, therefore, all of goodwill is deemed to be associated with ProCyte’s overall business operations.

6.     Federal and State Income Taxes

No provision was made for federal income taxes for the three and six months ended June 30, 2003 and 2002.  At June 30, 2003 and December 31, 2002, the Company provided a full valuation allowance for its net deferred tax assets.  The Company believes sufficient uncertainty exists regarding the realizability of the deferred tax assets.  The net changes in the valuation allowance during the six months ended June 30, 2003 and the year ended December 31, 2002, were $(125,000) and $(627,000), respectively.

A provision for state income tax was made for California state income tax in the quarter ended March 31, 2003.  The Company has a net operating loss carry forward for California state income tax of $350,000, however in the fourth quarter of 2002 the State of California temporarily suspended the use of the net operating loss carry forward deduction for 2002 and 2003.  As a result, the Company recognized $18,000 related to state income taxes in the first six months of 2003.

As of June 30, 2003, the Company’s U.S. federal net operating loss and general business credit carry forward for income tax purposes were approximately $68.0 million and $1.6 million, respectively.  If not utilized, the federal net operating loss carry forward and tax credits carry forward will expire between 2004 and 2021.  Changes in ownership, as defined by Section 382 of the IRC, may limit the amount of net operating loss carry forward used in any one year.

7.     Earnings per share

Basic and diluted per share results for all periods presented were computed based on the net earnings for the respective periods.  The weighted average number of common shares outstanding during the period was used in the calculation of basic earnings per share.  In accordance with FAS 128, “Earnings Per Share,” the weighted average number of common shares used in the calculation of diluted per share amounts is adjusted for the dilutive effects of stock options based on the treasury stock method only if an entity records earnings from operations, as such adjustments would otherwise be anti-dilutive to earnings per share from operations.  For the three months ended June 30, 2003 and 2002, 275,342 and 356,565 dilutive stock options, respectively, were included in the calculation of average number of common shares outstanding for diluted computations.  For the three months ended June 30, 2003 and 2002, options and warrants to purchase 982,508 shares and 454,167 shares, respectively, of common stock with exercise prices greater than the average fair market value of our stock for the period of $1.16 and $1.82, respectively, were not included in the computation of diluted earnings per share because the effect would have been antidilutive.  For the six months ended June 30, 2003 and 2002, 223,502 and 321,884 dilutive stock options, respectively, were included in the calculation of average number of common shares outstanding for diluted computations. For the six months ended June 30, 2003 and 2002, options to purchase 982,508 shares and 454,167 shares, respectively, of common stock with exercise prices greater than the average fair market value of our stock for the period of $1.21 and $1.69, respectively, were not included in the computation of diluted earnings per share because the effect would have been antidilutive.

8.     Warrants to Acquire Common Stock

The Company issued three common stock purchase warrants totaling 100,000 shares on May 26, 1999 in exchange for services.  The three warrants oblige the Company to issue 33,334 shares at $0.6875 per share, the market price on the grant date, 33,333 shares at $1.6875 and 33,333 shares at $2.6875.  Each of the warrants has a five-year life and is fully vested. The fair value of these warrants was determined to be $90,000 using the Black-Scholes option-pricing model and was expensed in 1999.  The assumptions used in the model were a risk-free interest rate of 4.08%, an expected life of five years, 98% stock price volatility and no dividends over the expected life.  On January 2, 2002, the first warrant for 33,334 shares was exercised in a net exercise, as provided by the terms of the warrant, resulting in the issuance of 18,549 shares.

9.     Stock Options

Information relating to stock options granted, exercised, canceled and currently exercisable is as follows:

	Shares Subject to Option	Weighted Average Exercise Price
Outstanding, January 1, 2002	2,087,002	$1.57
Granted	286,000	$1.78
Exercised	(24,503)	$0.90
Canceled or expired	(294,498)	$1.90
Outstanding, June 30, 2002	2,054,001	$1.56

	Shares Subject to Option	Weighted Average Exercise Price
Outstanding, January 1, 2003	2,185,335	$1.57
Granted	157,500	$1.30
Exercised	(12,000)	$0.86
Canceled or expired	(85,001)	$3.76
Outstanding, June 30, 2003	2,255,834	$1.47
Exercisable, June 30, 2003	1,639,514	$1.52

The weighted average fair value of options granted during the three months ended June 30, 2003 and 2002 were approximately $0.74 and $1.36, respectively.  The weighted average fair value of options granted during the six months ended June 30, 2003 and 2002 were approximately $0.77 and $1.32, respectively.

The Company granted 10,000 stock options on February 21, 2002 and 10,000 stock options on May 20, 2002 in exchange for advisory services from two non-employee consultants.  The February and May grants, respectively, oblige the Company to issue 10,000 common stock shares at $1.33 and $1.83, the market price on the dates of grant.  Both grants became fully vested one year after their date of issuance.  The re-measured fair value of the February and May grants on the final measurement date was determined to be $4,000 and $6,000, respectively, using the Black-Scholes option-pricing model.  The options were re-measured on February 28, 2003, the date the services were considered completed.  The assumptions, used in the model for re-measuring the February and May grants, were a risk-free interest rate of 2.81%, 62% stock price volatility, and no dividends over a one-year expected life.

10.  Related Party Disclosure

The Company holds a promissory note in the principal amount of $2.0 million from Emerald Pharmaceutical L.P., which it received as partial consideration for the sale of its contract manufacturing operations in 2001.  The note is secured by the manufacturing assets sold and bears interest equal to the effective yield on the 10 Year U.S. Treasury Note, which is adjusted quarterly.  The yield for the quarter ended June 30, 2003 was 3.81%.  Emerald will begin making annual principal payments of $286,000 in July 2005.  The Company also received a minority limited partnership interest in Emerald as part of consideration received in the sale.  As part of the agreement, ProCyte leases a portion of its current 34,532 square foot leased facility, including existing leasehold improvements, to Emerald.  A portion of the proceeds from the sale in the amount of $1.7 million has been determined to represent consideration for Emerald’s use of the leasehold improvements, and is being recognized over the term of the lease.  ProCyte engages Emerald Pharmaceutical L.P. to do certain manufacturing and other quality and analytical services.  Emerald billed ProCyte for such services a total of $382,000 and $61,000 for the three months ended June 30, 2003 and 2002, respectively, and $1.2 million and $194,000 for the six months ended June 30, 2003 and 2002, respectively.  ProCyte had trade payables to Emerald of $14,000 and $92,000 on June 30, 2003 and December 31, 2002, respectively.

One of the Company’s Directors also serves as Chairman and Chief Executive Officer of one of ProCyte’s customers.  ProCyte’s net sales to the customer were $157,000 and $204,000 for the three months ended June 30, 2003 and 2002, respectively and $344,000 and $421,000 for the six months ended June 30, 2003 and 2002, respectively.  The customer’s trade receivable balances were $128,000 and $172,000 on June 30, 2003 and December 31, 2002, respectively.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains forward-looking statements. These statements relate to future events or future financial performance.  In some cases you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “intend,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “propose” or “continue,” the negative of these terms, or other terminology.  These statements are only predictions.  Actual events or results may differ materially.  In evaluating these statements, you should specifically consider various factors described below in the section entitled “Important Factors Regarding Forward-Looking Statements.” These factors may cause our actual results to differ materially from any forward-looking statement.

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

Approximately 20% of ProCyte’s assets as of June 30, 2003 consisted of goodwill, most of which was acquired in business combinations and recorded based on the fair value of the common stock issued to effect those business combinations.  Under the guidance of SFAS 142 “Goodwill and Other Intangible Assets,” we analyze whether the fair value of recorded goodwill is impaired on an annual basis.  Our analysis of whether the fair value of recorded goodwill is impaired involves a substantial amount of judgment, as does establishing and monitoring estimated lives of amortizable intangible assets.  Future charges related to intangible assets could be material depending on future developments and changes in technology and our business.

We maintain an allowance for doubtful accounts for estimated losses resulting from the potential inability of our customers or other debtors to make required payments.  We believe such allowances are adequate as of June 30, 2003; however, if the financial condition of our customers or other debtors were to deteriorate, resulting in an impairment of their ability to make payments to us, additional allowances may be required.

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

The Company has provided a full valuation reserve for tax benefits of net operating losses and research and development tax credit carry forwards due the uncertainty of realizing the tax benefits of the assets.  In evaluating the need for a reserve, each quarter we consider all positive and negative evidence to determine whether it is more likely than not that the deferred tax assets will be utilized.  In doing so we use judgment in considering the relative impact of negative and positive evidence and the weight given to this evidence is commensurate with the extent to which it can be objectively verified.

Corporate Overview

ProCyte develops, manufactures, distributes and markets products for skin health, hair care and wound care, many of which incorporate clinically tested technologies such as its patented Copper Peptide compounds.  ProCyte receives revenue from the sale of products via its U.S. sales force, distributors and international customers, from royalties and the sale of Copper Peptide compounds under license and supply agreements, and from the manufacture and sale of private label products containing our technologies.  We have experienced annual revenue growth since we introduced our first skin care products in 1997.  This growth is a result of product line expansion, creation and acquisition of additional brands, an expanding customer base and our development of additional distribution channels for our technologies.

Our growth strategy includes acquisition, licensing, and/or distribution of products that we believe have a demonstrated market and may require more directed marketing and promotional attention.  We have acquired, and intend to acquire, rights to manufacture and/or market products that studies have shown to be effective, but which are not actively promoted and where the surrounding competitive environment is conducive to our entry.  In addition to acquisitions, our growth strategy includes the introduction of new products developed through our research and development program.

During the fourth quarter of 2002, ProCyte initiated work on an infomercial, a form of direct-to-consumer distribution, with a new brand of anti-aging and skin care products called VitalCopper™.  Many of the initial VitalCopper™ products include GHK Copper Peptide compounds. First production and filming were completed in January 2003, and the initial market test began in selected markets during March 2003.  Continuation of the market test was placed on hold as public and media attention focused on the Iraq conflict.  A new multi-week market test program was initiated at the end of July 2003.  We expect it will require several weeks to completely analyze the test results in order to determine whether the Infomercial is ready to launch, requires additional adjustments, or should be terminated.

Revenues

The Company’s total revenue for the second quarter of 2003 decreased to $2.6 million as compared to $3.3 million reported in the same quarter in the prior year.  Revenues in the first half of 2003 decreased to $6.0 million from $6.3 million as compared to the first half of 2002.  The revenue decrease for the quarter and first half is largely attributable to lower shipments of ProCyte’s patented Copper Peptide compound to licensed partners during the second quarter.  The timing and amount of product shipments are dependent on customers’ production schedules and can fluctuate widely from quarter to quarter. In addition, product sales to physicians and distributors in the 2003 second quarter were lower than in the prior-year period, reflecting the effects of the soft economy, but were greater than the 2003 first quarter.  Royalty revenue was lower in the second quarter of 2003 as compared to the second quarter of 2002, but was higher for the first half of 2003 as compared to the same period in the prior year.

Product sales, which include the sale of Copper Peptide compounds under license and supply agreements, decreased 21 percent to $2.3 million in the second quarter as compared to $2.9 million reported in the 2002 second quarter.  Within this category, second quarter physician and distributor sales were down 9 percent from the prior year quarter while this same category was down 4 percent for the first half of 2003; both periods reflecting the impact that the soft economy had on our customers.  Sales of Copper Peptide compounds during the second quarter of 2003 were down 57 percent as compared to the second quarter of 2002 and were down 22 percent for the first six months.  Shipments of the Copper Peptide compounds are driven by the purchasing patterns of our largest licensing partner.  While volatile from quarter to quarter, sales to this partner for the first half of 2003 were 72 percent greater than the same period in 2002.  Offsetting this increase were zero purchases of Copper Peptide compound by the other licensing partners, who had purchased $940,000 during the same six-month period in 2002.  These prior period shipments were related to the other licensing partners’ inventory build up for their initial market launches.  Follow on sales to consumers were much slower than they anticipated, thereby eliminating their need for material in the first half of 2003 and reducing the related royalty revenue earned by the Company as noted below.  It is not known when or if shipments to these others partners will resume and the Company is currently evaluating its alternatives with these licensees.

For the quarter ended June 30, 2003, licensing and royalties revenue decreased 8 percent as compared to the same period in 2002, but the first half of 2003 reflects a 23 percent increase as compared to the first half of 2002.  Royalty revenues may fluctuate from quarter to quarter, due to the licensees’ timing of new market launches, special promotions and other factors beyond the Company’s control.  For the first six months of 2003 as compared to the same period in 2002, the Company’s largest licensing partner represented a 43% increase in royalty revenue which was partially offset by a decline in royalty revenues of 92 percent from the other licensing partners noted above. The Company is currently evaluating its alternatives with these other licensees.

Gross Profit

In the second quarter of 2003, gross profit decreased 7 percent to $2.0 million as compared to $2.2 million reported in same quarter in 2002.  The decline in gross profit was due to lower revenues, which was mostly offset by higher gross margin products.  Gross margin for the second quarter of 2003 was 76.5 percent as compared to 66.4 percent in the second quarter of 2002, which is primarily attributable to the higher ratio of product sales and royalty income versus Copper Peptide compound sales during the quarter.  For the first half of 2003, gross profit was down 2.5 percent as compared to the comparable year earlier period.  This decline was likewise due to the lower revenues as compared to the year earlier period, partially offset by the stronger gross margins.  Gross margins for the first half of 2003 were 69.9 percent as compared to 67.9 percent report for the same six-month period in 2002.  Gross margin is sensitive to the revenue mix of packaged products, licensee purchases of Copper Peptide compounds and royalty revenue and will vary from period to period as a result.

Expenses

Total operating expenses increased 6 percent to $1.8 million in the second quarter of 2003 from $1.7 million reported for the same quarter in 2002.  Certain reclassifications have been made to operating expenses reported in the prior year to conform to the current year’s presentation.

Marketing and selling expenses for the quarter, which increased 5 percent to $814,000 as compared to $789,000 for the second quarter of 2002, included expenses related to the market testing and post-production work of the infomercial in 2003 along with an increase in advertising expenses.  The expenses were partially offset by lower sales commissions and compensation expenses, which were primarily due to the lower physician sales.  Year to date, marketing and selling expenses increased $600,000 to $2.2 million from $1.6 million in the first half of 2002.  Marketing expenses for the first half of 2003 included $687,000 in infomercial related production costs and other expenses and an increase in advertising expenses which were partially offset by the aforementioned lower sales commissions and compensation expense.

Research, general and administrative expenses increased 7 percent to $966,000 in the second quarter of 2003 as compared to $899,000 in the corresponding 2002 period.  The expenses also increased 7 percent to $1.9 million in the first half of 2003 as compared to $1.8 million in the same period in 2002.  This is due to increased salaries and benefits related to the addition of a Chief Financial Officer in the 2003 period, increased legal and audit fees incurred for compliance with new corporate governance and reporting standards, and increased legal fees related to actions initiated by ProCyte to enforce its rights under certain agreements.  These increases were partially offset by decreases in recruiting expenses.

Interest and Other Income

Interest and other income earned during the second quarter of 2003 decreased 21 percent to $37,000 as compared to $46,000 earned in the same quarter in 2002.  The decline in the quarterly income was primarily due to declining short term interest rates.  For the six months ended June 30, 2003, the Company reported a 34 percent increase in interest and other income as compared to the same six-month period in 2002, primarily due to receiving a one-time termination settlement from Merck KGaA for $50,000, which was partially offset by the lower interest rates.

Income Taxes

As of June 30, 2003 the Company’s U.S. federal net operating loss and general business tax credit carry forwards for income tax purposes were approximately $68.0 million and $1.6 million, respectively.  The Company has not yet recognized the benefit of these tax expense savings for future period earnings.  The Company has had net operating losses since inception, with the exception of net income reported for the first time in 2002.  Thus, sufficient uncertainty still exists regarding the realizability of using the deferred tax assets in future periods.  If not utilized, the federal net operating loss carry forward and tax credit carry forwards will expire between 2004 and 2021.

A provision for state income tax was made for California income tax in the first six months of the year.  The Company has a net operating loss carry forward for California state income tax of $350,000, however in the fourth quarter of 2002 the State of California temporarily suspended the use of the net operating loss carry forward deduction for 2002 and 2003.  As a result, the Company recognized $18,000 related to state income taxes for the six months ended June 30, 2003.

Net Income

For the quarter ended June 30, 2003, ProCyte reported net income of $269,000 as compared to net income of $535,000 in the same quarter in 2002.  This decrease was primarily due to the lower revenues and the aforementioned increase in operating expenses during the second quarter of 2003.  For the six months ended June 30, 2003, the Company reported net income of $136,000 as compared to $1.0 million reported for the same period in 2002.  The Company’s decline in net income for the six-month period was due to the lower revenues from 2002 to 2003 and the aforementioned $687,000 expense for developing and testing an infomercial and other related expenses.  At June 30, 2003, the Company’s accumulated deficit was approximately $73.3 million.

Liquidity and Capital Resources

The Company has relied primarily on equity financing, cash flow from operations, interest income and corporate partnerships to fund its operations and capital expenditures.  At June 30, 2003, the Company had approximately $4.5 million in cash and cash equivalents, compared to $4.6 million at December 31, 2002.  The net change in cash and cash equivalents during the first half of 2003 reflects a net use of cash of $74,000. The significant components of this decrease are disbursements related to the infomercial, payment of 2002 management bonuses and the updating of the Company’s computer and network systems, which were mostly offset by collections on the first quarter’s receivables.  We expect to see fluctuations in cash flows from operations in future periods as they depend in large part on the timing of deposits received from our strategic partners and their initiation of new product introductions.

The Company believes that its existing cash and cash equivalents and interest thereon, will be sufficient to meet its working capital requirements for at least the next two years.  However, there can be no assurance that the underlying assumed levels of revenue and expense will prove accurate.  The Company’s actual cash requirements will depend upon numerous factors, including actions by regulatory authorities, the levels of resources that the Company devotes to taking advantage of strategic acquisitions and/or establishing and maintaining marketing, sales and distribution capabilities, the emergence of competitive products and other adverse market developments, the timing and amount of revenues and expense reimbursements resulting from relationships with third parties, our degree of success in commercializing new products and the cost of preparing, filing, prosecuting, maintaining and enforcing patent claims and intellectual property rights.  The Company will depend on product revenues, royalties and license fees, interest income, equity financing, and funding from corporate partnerships to meet its future capital needs.  See “Important Factors Regarding Forward-Looking Statements — Need for Additional Capital.”

Important Factors Regarding Forward-Looking Statements

Loss of or Reduction in Orders by Significant Customers Could Adversely Affect Our Net Revenues and Results of Operations

Although the Company’s customer base is made up of a large number of customers, our top three customers comprised approximately 42 percent of net revenues during the first half of 2003, one of which accounted for approximately 33 percent of the Company’s net revenue.  Any decrease in or loss of revenues from these customers could have an adverse effect on our net revenues and results of operations or impair our ability to increase net revenues.  We expect that we will continue to depend on revenue from larger customers, generally under multi-year license or supply agreements.  Such agreements can be terminated under certain circumstances, including our inability to supply product within required time frames.  Any downturn in the business from these customers or the inability to renew or replace agreements with new customers as they expire could significantly decrease sales to such customers, which could adversely affect our net revenues and results of operations.

Furthermore, we do not have a substantial non-cancelable backlog of orders; our customers can generally cancel or reschedule orders upon short notice.  Variations in the timing of these orders can cause significant fluctuations in our quarterly operating results, and the cancellation or deferral of product orders or overproduction due to the failure of anticipated orders to materialize could result in the Company holding excess or obsolete inventory, which has resulted and could again in the future result in write-downs of inventory that would have a material adverse effect on our operating results.

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

Recent Profitability; No Assurance of Achieving Consistent Profitable Earnings

The Company has been launching products based on its proprietary Copper Peptide technology since 1996.  In addition to sales of products based on its proprietary Copper Peptide technology, the Company’s revenues have historically included sales of non-proprietary products, license fees and royalties, revenue from contract manufacturing and interest income.  During 2002, the Company reported net income and positive cash flow from operations for the first time in its operating history.  During the six months ended June 30, 2003, however, the Company reported a net income and a slight net use of cash from operations.  There can be no assurance that the Company can maintain a consistent, profitable level of operations.  Attaining consistent profitability is dependent upon a wide variety of factors, including successfully manufacturing and marketing of the Company’s products, entering into and maintaining agreements with corporate partners for commercialization of the Company’s products, and successfully licensing the Company’s products and technology.  Payments under corporate partnerships and licensing arrangements may be subject to fluctuations in both timing and amounts and therefore the level of profitability may vary significantly from quarter to quarter.

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

Need for Additional Capital

As of June 30, 2003, the Company had cash and cash equivalents of $4.5 million.  The Company estimates that, at its planned rate of spending, its existing cash and cash equivalents and the interest income thereon will be sufficient to meet its operating and capital requirements for at least the next two years.  There can be no assurance, however, that our underlying assumed levels of revenue and expense will prove accurate.  Whether or not these assumptions prove to be accurate, the Company may need to raise additional capital.  Furthermore, the Company may require additional funds to expand or enhance its sales and marketing activities, to accelerate product development, or to acquire a product line or company.  The Company may be required to seek this additional funding through public or private financing, including equity financing, or through collaborative arrangements.  Adequate funds for these purposes, whether obtained through financial markets or from collaborative or other arrangements with corporate partners or other sources, may not be available when needed or may not be available on terms favorable to the Company.  If we issue equity securities to raise additional funds, dilution to existing shareholders will result.  In addition, in the event that additional funds are obtained through arrangements with collaborative partners, such arrangements may require the Company to relinquish its rights to certain technologies or potential products that it would otherwise seek to develop or commercialize on its own.  If funding is insufficient at any time in the future, the Company may be required to: delay, scale back or eliminate some or all of its marketing and research and development programs; or license to third parties the rights to commercialize products or technologies that the Company would otherwise seek to develop on its own.  Furthermore, the terms of any such license agreements or asset sales might be less favorable than if the Company were negotiating from a stronger position.

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

ProCyte’s success depends, in part, upon its ability to protect its products and technology under intellectual property laws in the United States and abroad.  As of June 30, 2003, the Company had 21 issued U.S. patents expiring between 2005 and 2017 and numerous issued foreign patents and patent registrations.  The patents relate to use of the Company’s copper-based technology for a variety of healthcare applications, and to the composition of certain biologically active, synthesized compounds.  The Company’s strategy has been to apply for patent protection for certain compounds and their discovered uses that are believed to have potential commercial value in countries that offer significant market potential.  There can be no assurance that patent applications relating to the technology used by the Company will result in patents being issued.  Nor can there be any assurance that any patent issued to the Company will not be subjected to further proceedings limiting the scope of the rights under the patent or that such patent will provide a competitive advantage, will afford protection against competitors with similar technology, or will not be successfully challenged, invalidated or circumvented by competitors.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

ProCyte did not own any derivative financial instruments as of June 30, 2003.  The Company is debt-free and is exposed to interest rate risk to the extent that it has invested idle cash balances and the promissory note receivable described below.  At June 30, 2003, the idle cash balances were invested in a United States Treasury money market fund.  ProCyte employs established policies and procedures to manage its exposure to changes in the market risk of its investments.  The Company believes that the market risk arising from holdings of its financial instruments is not material.  The Company holds a $2.0 million promissory note as a result of the sale of its contract manufacturing operation to Emerald Pharmaceutical L.P.  The note has a variable interest rate, adjusted quarterly, and is guaranteed by a security agreement giving ProCyte a first lien position on the assets sold to Emerald.

Item 4.  Controls and Procedures

Under the supervision of and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness and design and operation of its disclosure controls and procedures as of the end of the quarter covered by this report, and, based on their evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that these disclosure controls and procedures are effective in ensuring that all material information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 have been made know to them in a timely fashion.  There were no changes in the Company’s internal controls over financial reporting that occurred during the quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Part II - Other Information

Item 1.  Legal Proceedings

Not applicable.

Item 2.  Changes in Securities and Use of Proceeds

Not applicable.

Item 3.  Defaults Upon Senior Securities

Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

The annual meeting of the shareholders of the Company was held on May 20, 2003.  Two matters were submitted to the shareholders for a vote:  the election of directors and ratifying the appointment of Deloitte & Touche LLP as independent auditors of the Company for the year ending December 31, 2003.  As of April 8, 2003, the record date, there were 15,764,687 shares eligible to vote at the meeting, of which, 92.45% or 14,574,567 were represented at the meeting, constituting a quorum.

The five nominees for election as directors were elected to serve until the 2004 annual meeting of the shareholders, and until the election and qualification of their respective successors.  The vote for each director follows:

Directors	For	Withheld
John F. Clifford	14,345,929	228,638
Matt L. Leavitt	14,345,779	228,788
Glenn A. Oclassen	14,345,929	228,638
Robert E. Patterson	14,345,929	228,638
John M. Hammer	14,345,929	228,638

The other proposal was approved by the shareholders.  The vote was as follows:

Proposal	For	Against	Abstain
Ratified the appointment of Deloitte & Touche LLP as independent auditors of the Company for the year ended December 31, 2003	14,505,537	32,875	36,155

Item 5.  Other Information

Not applicable.

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits

See Exhibit Index below.

(b) Reports on Form 8-K

Current Report on Form 8-K filed on April 24, 2003, reporting the Company’s earnings for the first quarter of 2003.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ProCyte Corporation (Registrant)

Date: August 13, 2003	By:	/s/ John F. Clifford
John F. Clifford, Chairman and CEO

Date: August 13, 2003	By:	/s/ Robert W. Benson
Robert W. Benson, Chief Financial Officer

Exhibit Index

Exhibit	Description	Note
3.1	Restated Articles of Incorporation of the Registrant	A
3.2	Restated Bylaws of the Registrant	A
4.1	Rights Agreement between the Registrant and American Securities Transfer and Trust as of December 7, 1994	G
10.1*	1987 Stock Benefit Plan of ProCyte Corporation	A
10.2*	ProCyte Corporation 1989 Restated Stock Option Plan	B
10.3*	ProCyte Corporation 1991 Restated Stock Option Plan for Non-employee Directors and amendments thereto	D
10.4†	Teachers Insurance & Annuity Association Lease dated as of October 1, 1993 and second amendment thereto dated February 28, 1997	D
10.5*	1996 Stock Option Plan	D
10.6*	ProCyte Corporation 1998 Non-employee Director Stock Plan	F
10.7*	Change of Control Agreement for Ms. Robin Carmichael	F
10.8*	Change of Control Agreement for Mr. John Clifford	D
10.13*	Form of Indemnity Agreement dated February 23, 1995 between the Registrant and each of Dr. Blake, Mr. Patterson and Mr. Clifford.	C
10.14*	Form of Indemnity Agreement between ProCyte Corporation and each of various of its Officers and Directors	F
10.15*	Form of Severance Agreement for Mr. John Clifford	D
10.16*	Form of Promissory Note between ProCyte Corporation and Mr. John Clifford	H
10.17†	License Agreement dated April 19, 2000 between ProCyte Corporation and Neutrogena Corporation	I
31.1	Certification of President and Chief Executive Officer pursuant to Rule 13a-14a	J
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14a	J
32.1	Certification of President and Chief Executive Officer pursuant to 18 USC Section 1350	J
32.2	Certification of Chief Financial Officer pursuant to 18 USC Section 1350	J

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