Form 10-Q
period 2003-09-30
PROCYTE CORP /WA/
filed 2003-11-14
CIK 856072

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934.

For the Quarterly Period Ended September 30, 2003

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

As of November 7, 2003, there were issued and outstanding 15,782,602 shares of common stock, par value $.01 per share.

ProCyte Corporation

Part I - Financial Information

Item 1. Condensed Consolidated Financial Statements (unaudited)

Balance Sheets - as of September 30, 2003 and December 31, 2002 (unaudited)

(in thousands)

	September 30, 2003	December 31, 2002
ASSETS
Cash and cash equivalents	$4,456	$4,556
Accounts receivable, net of allowance for doubtful accounts	1,122	1,328
Inventory	2,600	1,718
Prepaid expenses	196	326
Other current assets	105	3
Total current assets	8,479	7,931
Property and equipment, net	1,106	1,286
Intangible assets, net	2,891	2,903
Note due from sale of contract manufacturing operations, net	1,849	1,826
Other assets	40	143
Total Assets	$14,365	$14,089

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable, trade	$290	$277
Accrued salaries and benefits	261	405
Other accrued liabilities	191	260
Deferred revenue	249	21
Total current liabilities	991	963
Other liabilities	93	91
Deferred proceeds on sale of contract manufacturing operations	1,016	1,217
Total Liabilities	2,100	2,271
Common stock and additional paid-in-capital	85,351	85,312
Deferred compensation	—	(11)
Accumulated deficit	(73,086)	(73,483)
Stockholders’ Equity	12,265	11,818
Total Liabilities and Stockholders’ Equity	$14,365	$14,089

See notes to condensed consolidated financial statements

Statements of Operations - Three & Nine Months Ended September 30, 2003 and 2002 (unaudited)

(in thousands, except per share amounts)

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
Revenues
Product sales	$2,286	$2,735	$7,481	$8,404
Licenses and royalties	437	391	1,220	1,028
Total revenues	2,723	3,126	8,701	9,432
Cost of product sales	675	1,285	2,477	3,308
Gross profit	2,048	1,841	6,224	6,124

Operating Expenses
Marketing and selling	1,024	728	3,237	2,279
Research, general, and administrative	797	840	2,731	2,642
Total operating expenses	1,821	1,568	5,968	4,921
Operating income	227	273	256	1,203
Interest and other income	34	49	159	142
Net income before tax	261	322	415	1,345
Provision for income tax	—	—	(18)	—
Net income	$261	$322	$397	$1,345

Net earnings per share
Basic	$0.02	$0.02	$0.03	$0.09
Diluted	$0.02	$0.02	$0.02	$0.08

Shares used in per share computation
Basic	15,774	15,722	15,761	15,703
Diluted	15,974	16,031	15,973	16,996

See notes to condensed consolidated financial statements

Statements of Cash Flows – Nine Months Ended September 30, 2003 and 2002 (unaudited)

(in thousands)

	Nine months ended September 30,
	2003	2002
Operating Activities
Net income	$397	$1,345
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	244	236
Amortization of deferred proceeds	(201)	(201)
Non-cash expense related to stock-based compensation	36	36
Amortization of promissory note discount	(23)	(23)
Amortization of deferred compensation	4	4
Change in operating assets and liabilities:
Accounts receivable	206	(502)
Inventory	(882)	349
Prepaid expenses	130	(103)
Other current assets	2	12
Accounts payable, trade	13	(427)
Accrued salaries and benefits	(144)	(218)
Other accrued liabilities	(69)	334
Deferred revenue	228	(41)
Other liabilities	2	(13)
Net cash provided by (used in) operating activities	(57)	788
Financing Activities
Proceeds from issuance of common stock	10	26
Investing Activities
Purchase of property and equipment	(53)	(16)
Decrease in other assets	—	45
Net cash provided by (used in) investing activities	(53)	29
Net increase (decrease) in cash and cash equivalents	(100)	843
Cash and Cash Equivalents
At beginning of period	4,556	3,003
At end of period	$4,456	$3,846

See notes to condensed consolidated financial statements

Statements of Stockholders’ Equity – Nine Months Ended September 30, 2003 (unaudited)

(in thousands)

	Common Stock			Additional Paid-in Capital	Deferred Compen- sation	Accumulated Deficit	Total
	Shares	Par Value

Balance – December 31, 2002	15,734	$158		$85,154	$(11)	$(73,483)	$11,818

Shares issued under non-employee director stock plan	29	(*	)	36	—	—	36

Shares issued upon exercise of options	12	(*	)	10	—	—	10

Re-measurement of stock options granted to non-employees	—	—		(7)	7	—	—

Amortization of deferred compensation	—	—		—	4	—	4

Net income for nine months ended September 30, 2003	—	—		—	—	397	397

Balance – September 30, 2003	15,775	$158		$85,193	$—	$(73,086)	$12,265

(*) rounds to less than $1,000

See notes to condensed consolidated financial statements

ProCyte Corporation

Notes to Condensed Consolidated Financial Statements (unaudited)

1.              Basis of Presentation

The accompanying condensed consolidated financial statements (unaudited) include the accounts of ProCyte Corporation and its wholly-owned, subsidiaries NextDerm, Inc. (a Delaware corporation) and NextDerm, Inc. (a Washington corporation incorporated February 28, 2003) (collectively “ProCyte” or the “Company”), for the three and nine month periods ended September 30, 2003 and 2002 have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X.  Pursuant to such rules and regulations, the consolidated condensed financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for audited financial statements.  Accordingly, this financial information should be read in conjunction with the complete audited financial statements, including the notes thereto, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.  In the opinion of management, all material adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial statements have been included.  Interim results are not necessarily indicative of the results that may be expected for the year.

Stock Based Compensation

The Company follows the intrinsic value-based accounting method for stock options contained in APB Opinion No. 25, Accounting for Stock Issued to Employees, as permitted by SFAS No. 123, Accounting for Stock-Based Compensation.  Under this method, no compensation expense has been recognized as the exercise price of options granted equals the fair value on the date of grant.  Had compensation expense for the Company’s stock options under the incentive compensation plan been recognized based upon the fair value for awards granted, the Company’s net earnings would have been changed to the following pro forma amounts for the three and nine months ended September 30, 2003 and 2002:

	(in thousands, except per share amounts)
	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
Net income, as reported	$261	$322	$397	$1,345
Stock option-based compensation expense determined under fair value-based method	(97)	(115)	(224)	(184)
Pro forma net income	$164	$207	$173	$1,161
Earnings per share:
As reported basic	$0.02	$0.02	$0.03	$0.09
As reported diluted	$0.02	$0.02	$0.02	$0.08
Pro forma basic	$0.01	$0.01	$0.01	$0.07
Pro forma diluted	$0.01	$0.01	$0.01	$0.07

The Company determined the fair value of stock options granted during the three and nine months ended September 30, 2003 and 2002 using the Black-Scholes option pricing model and the following assumptions:

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
Options Granted
Risk-free interest rate	2.35%	3.30%	2.35%-2.81%	3.30%-3.92%
Expected option life (years)	6.00	6.00	6.00	6.00
Dividend yield	0.00	0.00	0.00	0.00
Expected volatility	60%	64%	59%-62%	61%-67%

Recent accounting pronouncements

In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities (SFAS No. 149). SFAS No. 149 amends and clarifies financial reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The Company believes adoption of SFAS No. 149 will not have a material effect on the financial condition, results of operations, or liquidity of the Company.

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (SFAS No. 150). SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity, and is effective for financial instruments entered into after May 31, 2003. The Company believes it does not have any financial instruments with characteristics of both liabilities and equity and that adoption of SFAS No. 150 will not have a material effect on the financial condition, results of operations, or liquidity of the Company.

2.              Accounts Receivable

Customers, which represented greater than 10% of the net accounts receivable balance at September 30, 2003 and December 31, 2002, are as follows:

	September 30, 2003	December 31, 2002
Customer A	30%	44%

Customer B	14%	13%

Customer C	10%	—

The Company provided an allowance for uncollectable receivables in the amount of $104,000 and $68,000 at September 30, 2003 and December 31, 2002, respectively.  The bad debt expense, net of recoveries of $1,000 in 2003 and $1,000 in 2002, was $15,000 and $12,000 for the three months ended September 30, 2003 and 2002, respectively.  The bad debt expense, net of recoveries of $6,000 in 2003 and $28,000 in 2002, was $44,000 and $5,000 for the nine months ended September 30, 2003 and 2002, respectively.  Accounts written off to the allowance account amounted to $1,000 and $6,000 for the three months period ended September 30, 2003 and 2002, respectively.  Accounts written off to the allowance account amounted to $14,000 and $186,000 for the nine month periods ended September 30, 2003 and 2002, respectively.

3.              Inventory

Inventory consisted of the following:

	(in thousands)
	September 30, 2003	December 31, 2002
Finished Goods	$2,077	$1,254

Work in process	375	228

Raw materials	148	236

Total	$2,600	$1,718

4.              Property and Equipment

Property and equipment consisted of the following:

	(in thousands)
	September 30, 2003	December 31, 2002
Equipment	$385	$333

Leasehold improvements	4,029	4,029

Less accumulated depreciation & amortization	(3,308)	(3,076)

Property and equipment, net	$1,106	$1,286

5.              Intangible Assets

Intangible assets include patents of $74,000 and $86,000 at September 30, 2003 and December 31, 2002, respectively.  Patents are shown net of accumulated amortization of $217,000 and $205,000, at September 30, 2003 and December 31, 2002, respectively.  Patents are amortized over the term of the patent and the amortization expense related thereto was $4,000 for each of three-month periods ended September 30, 2003 and 2002, respectively, and $12,000 for each of the nine-month periods ended September 30, 2003 and 2002, respectively.  Patent amortization expense is expected to be $16,000 for each of the years ending December 31, 2003 through 2007 and $6,000 for the year ending December 31, 2008.

Intangible assets also include goodwill of $2.8 million at September 30, 2003 and at December 31, 2002.  Under the guidance of Statement of Financial Accounting Standards (SFAS) No. 142 “Goodwill and Other Intangible Assets,” the Company performed an annual impairment test on the value of certain intangibles such as goodwill on March 31, 2003, and concluded that goodwill was not impaired.  There were no events since March 31, 2003, which would cause the Company to change its valuation as of September 30, 2003.  The Company determined that it has one reportable unit, therefore, all of goodwill is deemed to be associated with ProCyte’s overall business operations.

6.              Federal and State Income Taxes

No provision was made for federal income taxes for the three and nine months ended September 30, 2003 and 2002.  At September 30, 2003 and December 31, 2002, the Company provided a full valuation allowance for its net deferred tax assets.  The Company believes sufficient uncertainty exists regarding the realizability of the deferred tax assets.  The net changes in the valuation allowance during the nine months ended September 30, 2003 and the year ended December 31, 2002, due primarily to short term timing differences, were a reduction of $206,000 and $627,000, respectively.

A provision for state income tax was made for California state income tax in the quarter ended March 31, 2003.  The Company has a net operating loss carry forward for California state income tax of $350,000, however in the fourth quarter of 2002 the State of California temporarily suspended the use of the net operating loss carry forward deduction for 2002 and 2003.  As a result, the Company recognized $18,000 related to state income taxes in the first quarter of 2003.

As of September 30, 2003, the Company’s U.S. federal net operating loss and general business credit carry forward for income tax purposes were approximately $68.0 million and $1.6 million, respectively.  If not utilized, the federal net operating loss carry forward and tax credits carry forward will expire between 2004 and 2021.  Changes in ownership, as defined by Section 382 of the IRC, may limit the amount of net operating loss carry forward used in any one year.

7.              Earnings per share

Basic and diluted per share results for all periods presented were computed based on the net earnings for the respective periods.  The weighted average number of common shares outstanding during the period was used in the calculation of basic earnings per share.  In accordance with FAS 128, “Earnings Per Share,” the weighted average number of common shares used in the calculation of diluted per share amounts is adjusted for the dilutive effects of stock options based on the treasury stock method only if an entity records earnings from operations, as such adjustments would otherwise be anti-dilutive to earnings per share from operations.  For the three months ended September 30, 2003 and 2002, 200,823 and 309,740 dilutive stock options, respectively, were included in the calculation of average number of common shares outstanding for diluted computations.  For the three months ended September 30, 2003 and 2002, options and warrants to purchase 1,043,007 shares and 487,500 shares, respectively, of common stock with exercise prices greater than the average fair market value of our stock for the period of $1.16 and $1.49, respectively, were not included in the computation of diluted earnings per share because the effect would have been antidilutive.  For the nine months ended September 30, 2003 and 2002, 203,565 and 292,666 dilutive stock options, respectively, were included in the calculation of average number of common shares outstanding for diluted computations. For the nine months ended September 30, 2003 and 2002, options to purchase 981,342 shares and 487,500 shares, respectively, of common stock with exercise prices greater than the average fair market value of our stock for the period of $1.19 and $1.62, respectively, were not included in the computation of diluted earnings per share because the effect would have been antidilutive.

8.              Stock Options

Information relating to stock options granted, exercised, canceled and currently exercisable is as follows:

	Shares Subject to Option	Weighted Average Exercise Price
Outstanding, January 1, 2002	2,087,002	$1.57
Granted	294,500	$1.77
Exercised	(28,837)	$0.89
Canceled or expired	(323,164)	$1.84
Outstanding, September 30, 2002	2,029,501	$1.57

	Shares Subject to Option	Weighted Average Exercise Price
Outstanding, January 1, 2003	2,185,335	$1.57
Granted	169,500	$1.29
Exercised	(12,000)	$0.86
Canceled or expired	(149,835)	$2.74
Outstanding, September 30, 2003	2,193,000	$1.47
Exercisable, September 30, 2003	1,633,179	$1.51

The weighted average fair value of options granted during the three months ended September 30, 2003 and 2002 were approximately $0.51 and $1.14, respectively.  The weighted average fair value of options granted during the nine months ended September 30, 2003 and 2002 were approximately $0.76 and $1.32, respectively.

9.              Related Party Disclosure

The Company holds a promissory note in the principal amount of $2.0 million from Emerald Pharmaceutical L.P., which it received as partial consideration for the sale of its contract manufacturing operations in 2001.  The note is secured by the manufacturing assets sold and bears interest equal to the effective yield on the 10 Year U.S. Treasury Note, which is adjusted quarterly.  The yield for the quarter ended September 30, 2003 was 3.51%.  Emerald will begin making annual principal payments of $286,000 in July 2005.  The Company also received a minority limited partnership interest in Emerald as part of consideration received in the sale.  As part of the agreement, ProCyte leases a portion of its current 34,532 square foot leased facility, including existing leasehold improvements, to Emerald.  A portion of the proceeds from the sale in the amount of $1.7 million has been determined to represent consideration for Emerald’s use of the leasehold improvements, and is being recognized over the term of the lease.  ProCyte engages Emerald Pharmaceutical L.P. to do certain manufacturing and other quality and analytical services.  Emerald billed ProCyte for such services a total of $415,000 and $643,000 for the three months ended September 30, 2003 and 2002, respectively, and $1.6 million and $837,000 for the nine months ended September 30, 2003 and 2002, respectively.  ProCyte had trade payables to Emerald of $20,000 and $18,000 on September 30, 2003 and December 31, 2002, respectively.

One of the Company’s Directors also serves as Chairman and Chief Executive Officer of one of ProCyte’s customers.  ProCyte’s net sales to the customer were $248,000 and $298,000 for the three months ended September 30, 2003 and 2002, respectively and $593,000 and $607,000 for the nine months ended September 30, 2003 and 2002, respectively.  The customer’s trade receivable balances were $158,000 and $274,000 on September 30, 2003 and December 31, 2002, respectively.

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

Critical Accounting Policies and Estimates

The “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as disclosures included elsewhere in this Form 10-Q, are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.  The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingencies.  On an ongoing basis, we evaluate the estimates used, including those related to impairment and useful lives of intangible assets, allowances for accounts receivable and notes receivable, and for excess and obsolete inventory.  We base our estimates on historical experience, current conditions and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources as well as identifying and assessing our accounting treatment with respect to commitments and contingencies.  Actual results may differ from these estimates under different assumptions or conditions.  We believe the following critical accounting policies involve the more significant judgments and estimates used in the preparation of the consolidated financial statements.

Product revenues are recognized when products are shipped, license fees are recognized over the term of the license agreement, and royalties are recognized when earned.  On occasion, the Company will receive advance deposits with customer purchase orders.  These deposits are reported as a deferred revenue liability, until the product is shipped to the customer.

Approximately 20% of ProCyte’s assets as of September 30, 2003 consisted of goodwill, most of which was acquired in business combinations and recorded based on the fair value of the common stock issued to effect those business combinations.  Under the guidance of SFAS 142 “Goodwill and Other Intangible Assets,” we analyze whether the fair value of recorded goodwill is impaired on an annual basis.  Our analysis of whether the fair value of recorded goodwill is impaired involves a substantial amount of judgment, as does establishing and monitoring estimated lives of amortizable intangible assets.  Future charges related to intangible assets could be material depending on future developments and changes in technology and our business.

We maintain an allowance for doubtful accounts for estimated losses resulting from the potential inability of our customers or other debtors to make required payments.  We believe such allowances are adequate as of September 30, 2003; however, if the financial condition of our customers or other debtors were to deteriorate, resulting in an impairment of their ability to make payments to us, additional allowances may be required.

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

During the fourth quarter of 2002, ProCyte initiated work on an infomercial, a form of direct-to-consumer distribution, with a new brand of anti-aging and skin care products called VitalCopper™.  Many of the initial VitalCopper™ products include GHK Copper Peptide compounds. First production and filming were completed in January 2003, and the initial market test began in selected markets during March 2003.  Continuation of the market test was placed on hold as public and media attention focused on the Iraq conflict.  During this hold period, based upon expert feedback, a number of changes were made to content, style and approach and a new multi-week market test program was initiated at the end of July 2003.  The new market test results indicated that additional modification and testing cycles would be required.  While this test, modify and retest methodology in not unusual for infomercials, management believes that additional investment would not produce as much return as other opportunities available to the Company.  Therefore all activities related to the infomercial have been suspended.  ProCyte will continue to market the VitalCopper™ brand products to consumers through the VitalCopper™ web site, selected print advertising catalog sales and specialty retail.  As a result of required accounting practices for an infomercial, development and production costs totaling $540,000 were expensed and included under marketing and selling in the first quarter of 2003, when the first infomercial test ran.  For the nine months ended September 30, 2003, expenses included in marketing and selling related to the infomercial were $770,000, or approximately $0.05 per share.

Revenues

Total revenue for the third quarter of 2003 decreased to $2.7 million as compared to $3.1 million reported in the same quarter of the prior year.  Revenues in the first nine months of 2003 decreased to $8.7 million from $9.4 million as compared to the comparable 2002 period.  The revenue decrease for the quarter and first nine months is due to lower shipments of ProCyte’s patented Copper Peptide compound to licensed partners during the second and third quarters.  The timing and amount of product shipments are dependent on customers’ production schedules and can fluctuate widely from quarter to quarter.  However, revenue from Copper Peptide compound is expected to remain at the current period level into the fourth quarter of 2003 and therefore is expected to remain below the prior comparable period level. Product sales to physicians and distributors in the 2003 third quarter and nine-month periods were even with the prior-year periods. Royalty revenue was higher in the third quarter and nine-month periods of 2003 as compared to the 2002 periods.

Product sales, which include the sale of Copper Peptide compounds under license and supply agreements, decreased 16 percent to $2.3 million in the third quarter as compared to $2.7 million reported in the third quarter of 2002.  Within this category, physician and distributor sales for the third quarter improved 3 percent from the prior year quarter while this same category was down 1 percent for the first nine-months of 2003; an improvement from the second quarter and first six months of 2003, which were lower than the 2002 comparable periods and reflects the action taken late in the second quarter to focus on the company’s core customer base.  Sales of Copper Peptide compounds during the third quarter of 2003 were down 58 percent as compared to the third quarter of 2002 and were down 35 percent for the first nine months.  Shipments of the Copper Peptide compounds are driven by the purchasing patterns of our largest licensing partner, Neutrogena.  While volatile from quarter to quarter, and lower in the second and third quarters, sales to this partner for the first nine months of 2003 were still 5 percent greater than the same period in 2002.  Offsetting this nine month increase were zero purchases of Copper Peptide compound by the other licensing partners, who had purchased $1.0 million during the first nine-months of 2002.  These prior period shipments were related to the other licensing partners’ inventory build up for their initial market launches.  The Company has been advised that follow on sales to consumers were much slower than these other licensing partners anticipated, thereby eliminating their need for material in the first nine months of 2003, and reducing the related royalty revenue earned by the Company as noted below.  It is not known when or whether shipments to these others partners will resume, and the Company is currently evaluating its alternatives with these licensees.

For the quarter ended September 30, 2003, licensing and royalties revenue increased 11 percent as compared to the same period in 2002 and 19 percent in the first nine months as compared to the same period in 2002.  Royalty revenues may fluctuate from quarter to quarter, due to the licensees’ timing of new market launches, special promotions and other factors beyond the Company’s control.  For the nine months of 2003 as compared to the same period in 2002, the Company’s largest licensing partner represented a 30 percent increase in royalty revenue, which was partially offset by a decline in royalty revenues of 85 percent from the other licensing partners noted above.

Gross Profit

In the third quarter of 2003, gross profit increased 11 percent to $2.0 million as compared to $1.8 million reported in same quarter in 2002.  The related gross margin for the third quarter of 2003 was 75 percent as compared to 59 percent in the third quarter of 2002.  The increase was primarily attributable to the revenue mix having greater product sales and royalty income versus Copper Peptide compound sales during the quarter and from realizing an improved gross profit on the sale of the Company’s Copper Peptide compound as compared to the year earlier period.  For the first nine months of 2003, gross profit was up 2 percent as compared to the comparable year earlier period for the same reasons. Gross margin is sensitive to the revenue mix of packaged products, licensee purchases of Copper Peptide compounds and royalty revenue and will vary from period to period as a result.

Expenses

Total operating expenses increased 16 percent to $1.8 million in the third quarter of 2003 from $1.6 million reported for the same quarter in 2002.  For the nine months ended, expenses were up 21 percent to $6.0 million from $4.9 million reported in the same period in 2002.

Marketing and selling expenses for the third quarter increased by $296,000 to $1.0 million as compared to $728,000 for the prior year quarter of which $83,000 related to the additional market testing and modification of the infomercial in the 2003 third quarter. In addition sales training, sales force compensation, selling aids and advertising expenses increased as more resources were invested in these areas.  Year to date, marketing and selling expenses were $3.2 million as compared to $2.3 million in the first nine months of 2002, an increase of $958,000 of which $770,000 were infomercial related expenses.  The rest of the increase results from the above increased sales and advertising expenses and the addition of a Director of Business Development in February 2003, which were partially offset by lower sales commissions and sales compensation expense in the first half of 2003.

Research, general and administrative expenses declined 5 percent to $797,000 in the third quarter of 2003 as compared to $840,000 in the corresponding 2002 period.  The decline was due to a reduction in legal and consulting services during the 2003 quarter and, as a result of lower revenues and net income performance, not accruing any estimated bonus expense during the 2003 third quarter.  This decline in expenses was partially offset by an increase in salary and benefits related to the addition of the Chief Financial Officer in October 2002 and retainer fees paid to the company’s investment bank in the 2003 quarter.  Expenses for the nine months of 2003 increased 3 percent to $2.7 million as compared to $2.6 million in the same period in 2002.  The increase for the nine months is due to increased salaries and benefits related to the addition of a Chief Financial Officer in the 2003 period, increased legal and audit fees incurred for compliance with new corporate governance and reporting standards, and increased legal fees related to actions initiated by ProCyte to enforce its rights under certain agreements.  These increases were partially offset by decreases in consulting and recruiting expenses and the aforementioned lower accrual for the management bonus plan.

Interest and Other Income

Interest and other income earned during the third quarter of 2003 decreased 31 percent to $34,000 as compared to $49,000 earned in the same quarter in 2002.  The decline in the quarterly income was primarily due to declining short-term interest rates.  For the nine months ended September 30, 2003, the Company reported a 12 percent increase in interest and other income as compared to the same nine-month period in 2002, primarily due to receiving a one-time termination settlement from Merck KGaA for $50,000, which was partially offset by the lower interest rates.

Income Taxes

As of September 30, 2003 the Company’s U.S. federal net operating loss and general business tax credit carry forwards for income tax purposes were approximately $68.0 million and $1.6 million, respectively.  The Company has not yet recognized the benefit of these tax expense savings for future period earnings.  The Company has had net operating losses since inception, with the exception of net income reported for the first time in 2002.  Thus, sufficient uncertainty still exists regarding the realizability of using the deferred tax assets in future periods.  If not utilized, the federal net operating loss carry forward and tax credit carry forwards will expire between 2004 and 2021.

A provision for state income tax was made for California income tax in the first nine months of the year.  The Company has a net operating loss carry forward for California state income tax of $350,000, however in the fourth quarter of 2002 the State of California temporarily suspended the use of the net operating loss carry forward deduction for 2002 and 2003.  As a result, the Company recognized $18,000 related to state income taxes for the nine months ended September 30, 2003.

Net Income

For the quarter ended September 30, 2003, ProCyte reported net income of $261,000 as compared to net income of $322,000 in the same quarter in 2002.  This decrease was primarily due to the increase in operating expenses that were partially offset by the higher gross profit during the third quarter of 2003.  For the nine months ended September 30, 2003, the Company reported net income of $397,000 as compared to $1.3 million reported for the same period in 2002.  This $948,000 decrease in net income for the nine-month period was primarily due to the aforementioned $770,000 infomercial related expenses, increased investment in the Company’s sales activities and advertising which were partially offset by an improvement in gross profit in the 2003 period.

Liquidity and Capital Resources

The Company has relied primarily on cash flow from operations, interest income and equity financing to fund its operations and capital expenditures.  At September 30, 2003, the Company had approximately $4.5 million in cash and cash equivalents, compared to $4.6 million at December 31, 2002.  The net change in cash and cash equivalents during the first nine months of 2003 reflects a net use of cash of $100,000. The significant components of this net use of cash are disbursements related to the infomercial, an increase in Copper Peptide compound inventory which is partially offset by a related customer deposit, the payment of 2002 management bonuses in 2003 and capital expenditures primarily related to updating the Company’s computer and network systems.  These outflows were mostly offset by positive cash generated by operations during the nine month period.  We may see fluctuations in cash flows in future periods as they depend in large part on the timing of deposits received from our strategic partners and their initiation of new product introductions.

Effective October 14, 2003 ProCyte entered into non-binding Letter of Intent with Annette Hanson to acquire the principal assets of her product distribution business for approximately $730,000 in cash.  Ms. Hanson’s business, focused on the spa and salon markets, has sold products containing ProCyte’s technology under the Simple Solutions® brand since April 2002.  Included in the proposed purchase are receivables, inventory, selected equipment, brand names and trademarks.  Annualized revenues of the existing business are approximately $1 million.  If completed, the proposed acquisition is expected to allow ProCyte to expand into targeted retail distribution and leverage its Copper Peptide technology and sales and marketing expertise.  ProCyte believes that significant product synergies would also occur as a result of the proposed acquisition.  Based upon such assumptions and subject to due diligence, ProCyte believes the acquisition will be accretive in 2004 and, due to the short revenue period remaining in 2003 after the closing, may be slightly dilutive in the fourth quarter.

Completion of the transaction is subject to the completion of due diligence, negotiation and execution of the definitive agreements, including a consulting contract with Ms. Hanson, and satisfaction of customary conditions of closing and Board approval.  ProCyte currently believes that these requirements will be successfully satisfied and expects that the proposed acquisition will close in the fourth quarter.

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

Important Factors Regarding Forward-Looking Statements

Loss of or Reduction in Orders by Significant Customers Could Adversely Affect Our Net Revenues and Results of Operations

Although the Company’s customer base is made up of a large number of customers, our top three customers comprised approximately 41 percent of net revenues during the first nine months of 2003, one of which accounted for approximately 29 percent of the Company’s net revenue.  Any decrease in or loss of revenues from these customers could have an adverse effect on our net revenues and results of operations or impair our ability to increase net revenues.  We expect that we will continue to depend on revenue from larger customers, generally under multi-year license or supply agreements.  Such agreements can be terminated under certain circumstances, including our inability to supply product within required time frames.  Any downturn in the business from these customers or the inability to renew or replace agreements with new customers as they expire could significantly decrease sales to such customers, which could adversely affect our net revenues and results of operations.

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

Recent Profitability; No Assurance of Achieving Consistent Profitable Earnings

The Company has been launching and marketing products based on its proprietary Copper Peptide technology since 1996.  In addition to sales of products based on its proprietary Copper Peptide technology, the Company’s revenues have historically included sales of non-proprietary products, license fees and royalties, revenue from contract manufacturing and interest income.  During 2002, the Company reported net income and positive cash flow from operations for the first time in its operating history.  During the nine months ended September 30, 2003, the Company reported a net income and a slight net use of cash from operations.  There can be no assurance that the Company can maintain a consistent, profitable level of operations.  Attaining consistent profitability is dependent upon a wide variety of factors, including successfully manufacturing and marketing of the Company’s products, entering into and maintaining agreements with corporate partners for commercialization of the Company’s products, and successfully licensing the Company’s products and technology.  Payments under corporate partnerships and licensing arrangements may be subject to fluctuations in both timing and amounts and therefore the level of profitability may vary significantly from quarter to quarter.

We Rely on Third Party Manufacturers for Our Products

We use third party manufacturers to make products. In many cases, third party manufacturers are not obligated under contracts that fix the term of their commitments and they may discontinue production upon little or no advance notice. Manufacturers also may experience problems with product quality or timeliness of product delivery. We rely on these manufacturers to comply with applicable current quality system regulations (“QSR”). The loss of a contract manufacturer may force us to shift production to in-house facilities and possibly cause manufacturing delays, disrupt our ability to fill orders, or require us to suspend production until we find another third party manufacturer. We are not able to control the manufacturing efforts of these third party manufacturers as closely as we control our business. Should any of these manufacturers fail to meet the applicable standards, we, or our third-party manufacturers, could face various enforcement actions, which would have an adverse effect on the Company’s net revenues and results of operations.

Need for Additional Capital

As of September 30, 2003, the Company had cash and cash equivalents of $4.5 million.  The Company estimates that, exclusive of possible acquisitions not yet identified and at its planned rate of spending, its existing cash and cash equivalents and the interest income thereon will be sufficient to meet its operating and capital requirements for at least the next two years.  There can be no assurance, however, that our underlying assumed levels of revenue and expense will prove accurate.  Whether or not these assumptions prove to be accurate, the Company may need to raise additional capital.  Furthermore, the Company may require additional funds to expand or enhance its sales and marketing activities, to accelerate product development, or to acquire a product line or company.  The Company may be required to seek this additional funding through public or private financing, including equity financing, or through collaborative arrangements.  Adequate funds for these purposes, whether obtained through financial markets or from collaborative or other arrangements with corporate partners or other sources, may not be available when needed or may not be available on terms favorable to the Company.  If we issue equity securities to raise additional funds, dilution to existing shareholders will result.  In addition, in the event that additional funds are obtained through arrangements with collaborative partners, such arrangements may require the Company to relinquish its rights to certain technologies or potential products that it would otherwise seek to develop or commercialize on its own.  If funding is insufficient at any time in the future, the Company may be required to: delay, scale back or eliminate some or all of its marketing and research and development programs; or license to third parties the rights to commercialize products or technologies that the Company would otherwise seek to develop on its own.  Furthermore, the terms of any such license agreements or asset sales might be less favorable than if the Company were negotiating from a stronger position.

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

ProCyte’s success depends, in part, upon its ability to protect its products and technology under intellectual property laws in the United States and abroad.  As of September 30, 2003, the Company had 21 issued U.S. patents expiring between 2005 and 2017 and numerous issued foreign patents and patent registrations.  The patents relate to use of the Company’s copper-based technology for a variety of healthcare applications, and to the composition of certain biologically active, synthesized compounds.  The Company’s strategy has been to apply for patent protection for certain compounds and their discovered uses that are believed to have potential commercial value in countries that offer significant market potential.  There can be no assurance that patent applications relating to the technology used by the Company will result in patents being issued.  Nor can there be any assurance that any patent issued to the Company will not be subjected to further proceedings limiting the scope of the rights under the patent or that such patent will provide a competitive advantage, will afford protection against competitors with similar technology, or will not be successfully challenged, invalidated or circumvented by competitors.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

ProCyte did not own any derivative financial instruments as of September 30, 2003.  The Company is debt-free and is exposed to interest rate risk to the extent that it has invested idle cash balances and the promissory note receivable described below.  At September 30, 2003, the idle cash balances were invested in a United States Treasury money market fund.  ProCyte employs established policies and procedures to manage its exposure to changes in the market risk of its investments.  The Company believes that the market risk arising from holdings of its financial instruments is not material.  The Company holds a $2.0 million promissory note as a result of the sale of its contract manufacturing operation to Emerald Pharmaceutical L.P.  The note has a variable interest rate, adjusted quarterly, and is guaranteed by a security agreement giving ProCyte a first lien position on the assets sold to Emerald.

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

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits

See Exhibit Index below.

(b) Reports on Form 8-K

Current Report on Form 8-K filed on July 24, 2003, reporting the Company’s earnings for the second quarter of 2003.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ProCyte Corporation (Registrant)

Date: November 13, 2003	By:	/s/ John F. Clifford

John F. Clifford, Chairman and CEO

Date: November 13, 2003	By:	/s/ Robert W. Benson

Robert W. Benson, Chief Financial Officer

Exhibit Index

Exhibit	Description	Note
3.1	Restated Articles of Incorporation of the Registrant	A
3.2	Restated Bylaws of the Registrant	A
4.1	Rights Agreement between the Registrant and American Securities Transfer and Trust as of December 7, 1994	G
10.1*	1987 Stock Benefit Plan of ProCyte Corporation	A
10.2*	ProCyte Corporation 1989 Restated Stock Option Plan	B
10.3*	ProCyte Corporation 1991 Restated Stock Option Plan for Non-employee Directors and amendments thereto	D
10.4†	Teachers Insurance & Annuity Association Lease dated as of October 1, 1993 and second amendment thereto dated February 28, 1997	D
10.5*	1996 Stock Option Plan	D
10.6*	ProCyte Corporation 1998 Non-employee Director Stock Plan	F
10.7*	Change of Control Agreement for Ms. Robin Carmichael	F
10.8*	Change of Control Agreement for Mr. John Clifford	D
10.13*	Form of Indemnity Agreement dated February 23, 1995 between the Registrant and each of Dr. Blake, Mr. Patterson and Mr. Clifford.	C
10.14*	Form of Indemnity Agreement between ProCyte Corporation and each of various of its Officers and Directors	F
10.15*	Form of Severance Agreement for Mr. John Clifford	D
10.16*	Form of Promissory Note between ProCyte Corporation and Mr. John Clifford	H
10.17†	License Agreement dated April 19, 2000 between ProCyte Corporation and Neutrogena Corporation	I
31.1	Certification of President and Chief Executive Officer pursuant to Rule 13a-14a	J
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14a	J
32.1	Certification of President and Chief Executive Officer pursuant to 18 USC Section 1350	J
32.2	Certification of Chief Financial Officer pursuant to 18 USC Section 1350	J

*	Management contract or compensatory plan or arrangement.
†	Confidential treatment has been granted or requested with respect to portions of this exhibit.
A	Incorporated by reference to the Registrant’s Registration Statement of Form S-1 (No. 33-31353).
B	Incorporated by reference to the Registrant’s Registration Statement of Form S-1 (No. 33-46364).
C	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1994.
D	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1996.
F	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 1998.
G	Incorporated by reference to the Registrant’s Amended Annual Report on Form 10-K/A dated December 31, 1997.
H	Incorporated by reference to the Registrant’s Amended Annual Report on Form 10-K/A dated December 31, 1998.
I	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the Quarter ended March 31, 2000.
J	Filed herewith.