Form 10-K
period 2003-12-31
PROCYTE CORP /WA/
filed 2004-03-30
CIK 856072

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the fiscal year ended December 31, 2003	Commission file number 0-18044

PROCYTE CORPORATION
(exact name of registrant as specified in its charter)

Washington	91-1307460
(State of incorporation)	(I.R.S. Employer Identification No.)

8511 154th Avenue N.E., Building A, Redmond, WA	98052-3557
(Address of principal executive offices)	(Zip Code)

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

The aggregate market value of common stock held by non-affiliates as of March 19, 2004 was $18,235,517, based upon the average of the closing high and low prices of such stock as reported on the NASD OTC bulletin board.  The aggregate market value of common stock held by non-affiliates as of June 30, 2003 was $18,815,000, based upon the average of the closing high and low prices of such stock as reported on the NASD OTC bulletin board.

As of March 19, 2004 there were issued and outstanding 15,791,190 shares of common stock, par value $.01 per share.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Registrant’s 2004 Annual Meeting of Shareholders scheduled to be held May 19, 2004 are incorporated by reference in Part III of this Form 10-K.

PROCYTE CORPORATION

2003 Form 10-K

PART I

Item 1.        Business

This Annual Report on Form 10-K contains forward-looking statements. These statements relate to future events or future financial performance.  In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “intend,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “propose” or “continue,” the negative of these terms, or other terminology.  These statements are only predictions. Actual events or results may differ materially. In evaluating these statements, you should specifically consider various factors described below in the section entitled “Additional Information About the Company’s Business; Risk Factors.” These factors may cause our actual results to differ materially from any forward-looking statement.

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

ProCyte’s focus since 1996 has been to bring unique products, primarily based upon patented technologies such as GHK and AHK copper peptide technologies, to selected markets.  ProCyte currently sells its products directly to the dermatology, plastic and cosmetic surgery, and spa markets.  The Company has also expanded the use of its novel copper peptide technologies into the mass retail market for skin and hair care through specifically targeted technology licensing and supply agreements.    To augment our technology portfolio we obtained the rights to market and sell current and future products containing the patent-pending Quadrinone® technology from Cutanix Corporation in June 2003.

Products

The Company’s products address the growing demand for skin health and hair care products, including products designed to address the effects aging has on the skin and hair and to enhance appearance.  The Company’s products are formulated, branded for and targeted at specific markets.  The Company’s initial products in this area addressed the dermatology, plastic and cosmetic surgery markets for use following various procedures.  Anti-aging skin care products were added to expand into a comprehensive approach for incorporation into a patients skin care regimen.  Certain of these products incorporated our patented technologies, while others complement the product line such as our advanced sunscreen products that reduce the effects of sun damage and aging on the skin.

Dermatology, Plastic and Cosmetic Surgery and Skin Care

ProCyte’s products are well suited for use in the medical specialties of dermatology, plastic and cosmetic surgery.  Many of the products developed by ProCyte incorporate the Company’s clinically tested copper peptide technologies.  Several recent studies presented at the American Academy of Dermatology and other medical symposia have confirmed the advantages of products containing copper peptide technologies versus materials such as tretinoin, vitamin C, and other popular anti-aging and skin rejuvenation products.  The actions of copper peptide-containing wound care gels and creams have been documented in the scientific literature for their ability to stimulate collagen synthesis, new blood vessel growth and tissue repair.  This has lead to the development of a variety of products designed to treat the skin following certain cosmetic procedures such as microdermabrasion, laser resurfacing and hair transplantation.  There are an increasing number of these cosmetic procedures performed each year as the baby boomer population ages and has a strong desire to look good and feel good.  ProCyte has a series of products tailored to the needs of these types of procedures, including the GraftCyte® System and the Complex Cu3®

System, and has developed a series of daily use products that contain the Company’s patented copper peptide compounds to aid in maintaining the quality of the skin and hair following the procedures.

ProCyte’s GraftCyte® System was created to address the special tissue repair needs of patients following hair transplant surgery.  This system continues to be the only complete solution addressing post procedure care in the hair restoration market.  The Company has continued to emphasize its Complex Cu3® Post Laser Lotion, Intensive Repair Creme, Cleanser and Hydrating Gel products used to treat patients following chemical peels, microdermabrasion and laser treatments.  The Complex Cu3® products provide a comprehensive approach to post-procedure care and allow the Company to differentiate its line of skin care products on the basis of its proprietary copper peptide technologies.  Studies have indicated that the skin heals more quickly with the use of copper peptide compounds.

The Company launched its successful Neova® Therapy line of anti-aging products in response to demand from physician customers for a comprehensive approach to medically directed skin care.  The Neova® Therapy line of GHK Copper Peptide Complex® products showcase elegant moisturizers and serums complemented by supporting cleansers, toners, and masks for an integrated approach to anti-aging skin care. Each year the Company has added new products to the product line including Neova® Microdermabrasion Scrub and Neova® Therapy Crème de la Copper added in 2003 and the Neova® Therapy Dual Action Lotion, a combination of GHK Copper Peptide Complex® + Retinol in March 2004.  The Neova® Therapy line is designed to offer high performance, cosmetically elegant lifestyle products that are premium priced in the market.

The Company’s line of advanced sun protection products, marketed under the brand names of Ti-Silc® and Z-Silc®, are recommended by dermatologists and plastic surgeons to assist in the prevention of sun exposure that can lead to a number of problems including age spots, hyperpigmentation, premature aging and melanoma.  To complement the current line of sunscreen products the Company will extend the product line with the planned launch of Ti-Silc® Scalp Defense™ sunscreen in April 2004.

In June 2003, ProCyte increased its product portfolio by obtaining the rights to market and sell current and future products containing the patent-pending Quadrinone® technology from Cutanix Corporation.  Under terms of the agreement, ProCyte has the distribution rights for the medical and spa markets within the United States, Canada and Puerto Rico for a two-year period with options to extend it up to five years, subject to meeting certain minimums.  The Cutanix Dramatic Relief™ product line incorporates Quadrinone® technology in a variety of therapeutic moisturizing bases and cleansers.  The Quadrinone® technology has demonstrated promising results in pre-clinical and initial clinical studies as a safe and effective anti-inflammatory, and has been shown in controlled studies to provide symptomatic relief for sufferers of patients with rosacea and eczema prone skin. Rosacea alone affects more than 14 million people in the U.S.  ProCyte sells Dramatic Relief™ products primarily through its direct sales force.

Hair Care

The Company introduced its Tricomin® line of Triamino Copper Complex™-containing hair care products to physicians’ offices in the third quarter of 1998.  Tricomin® Shampoos, Conditioners and Follicle Therapy Solution are positioned to participate in the rapidly growing $20 billion worldwide hair care market as a program for the maintenance of thinning hair in men and women.  Hair follicles require high concentrations of biological copper and the Tricomin® products deliver copper along with amino acids for nourishing and stimulating the hair and scalp for improved health, strength and appearance.  These products provide physicians with a non-drug alternative to the problem of thinning hair care for their patients.  The Company also sells Tricomin® products directly via their www.tricomin.com website.  The Company is currently working on the next generation of products to increase the effectiveness of the Triamino Copper Nutritional Complex™ delivery.

Chronic Wound Care

The Company’s chronic wound care product, marketed under the Iamin® name, has met with varying degrees of market success.  The wound care market is highly fragmented, with many competitors, price constraints, and inadequate Medicare reimbursement.  The wound care market also requires a significant investment in supporting a large sales organization.  For these reasons, ProCyte has historically attempted to collaborate with partners to market its chronic wound care product and will continue to do so.  Additionally, the Company has looked for other methods of distribution and includes Iamin® as one of the products in the GraftCyte® System used by patients following hair transplant surgery.  A number of other programs have been initiated in an effort to increase utilization of the Iamin® product; however none have resulted in meaningful revenue increases to date.

Markets and Distribution

 The markets for skin care, hair care and wound care products are global.  There are numerous distinct markets where we have a presence through our own direct sales efforts or through agreements with others.  These include dermatology, plastic and cosmetic surgery, spa, catalog, and direct mail.  The Company sells its products to its customers utilizing a direct sales force and also generates revenues from technology licensing.

Direct Sales

The Company’s primary method of distribution is to sell its branded products through dermatology, cosmetic and plastic surgery practices that ProCyte services with a direct sales force and third party distributors, supported by telemarketing and customer mailings.  Domestically, the national sales force, led by a Director of Sales, consists of two sales Regional Managers and geographically targeted Sales Representatives, all of whom are employees of the Company.  To expand the commercialization of our technologies beyond the dermatology and cosmetic surgery markets, the Company recently acquired a spa products distribution business that will allow for the direct participation in this fast growing market.  With the acquisition of the spa distribution business, sales representatives are being hired as spa specialists in the largest potential markets.  The Company has primarily utilized independent distributors to market its products in certain foreign countries and a Director of International Sales is responsible for expanding this market.

The Company emphasizes high quality products and services, technical knowledge, and responsiveness to customer needs in its marketing activities. The Company educates its distributors, customers and prospective customers about ProCyte’s products through a series of detailed marketing brochures, technical bulletins and pamphlets, presentations, news releases and direct mail pieces. ProCyte also conducts a series of one-day educational symposia around the country to provide product updates and marketing ideas to current and potential physician customers.  These activities are supplemented by advertising in industry publications, technical presentations, and exhibitions at over 30 local, national and international trade shows.  In 2004 the Company plans to participate in eight to twelve spa industry trade shows and expects to conduct separate professional educational programs at most of these shows.

During the fourth quarter of 2002, ProCyte contracted with a company experienced in the design, development, production and rollout of health and beauty infomercials with the expectation of creating an infomercial for a line of anti-aging and skin care products to be marketed under the new brand VitalCopper™.  Many of the initial VitalCopper™ products included GHK Copper Peptide compounds.  Production and filming were completed in January 2003 and the initial market test began in selected markets during March 2003.  Based on the results of the initial market test a number of changes were made in the infomercial, some of which required re-shooting a limited number of segments modifying the theme and testing different price and offer structures.  Despite these changes the results of the second market test were similar to those of the first test.  After consultation with several outside experts in the field the decision was made in October 2003 to discontinue all further work on the infomercial.  As a result of required accounting practices for production and development costs associated with the infomercial, all of the infomercial’s development costs were expensed in the first half of 2003.  VitalCopper™ continues to be a brand that is being used for direct to consumer marketing and may be found at www.vitalcopper.com and will be launched internationally in the spring of 2004 in a prestige direct to consumer catalog.

Technology Licensing

Technology licensing generated 32 percent, 39 percent and 33 percent of the Company’s total revenues in 2003, 2002 and 2001, respectively.  We are continuously seeking partners in the prestige, direct to consumer, specialty retail and home shopping categories.  ProCyte’s strategy is to identify skin care markets that would be best served by more established companies and then target a significant partner in each market to license its technology.

In April 2000, ProCyte entered a long-term worldwide license agreement with Neutrogena Corporation, a Johnson & Johnson Company (“Neutrogena”), for worldwide use of the Company’s patented copper peptide technology in products for skin health in the mass retail market.  Neutrogena develops, manufactures and markets skin and hair care products domestically and internationally.  Neutrogena launched its two initial products using our technology under the brand name of Visibly Firm™ with Active Copper™ in April 2001.  Since that time, it has continued to add new products using ProCyte’s patented copper peptide technology.  Neutrogena began expanding the sale of these products into some of its international markets during 2003 and has indicated plans to continue such expansion. The Company receives royalty payments, based on product sales by Neutrogena and revenue from the sale of the copper peptide compound used in Neutrogena’s products.

During 2001, the Company completed license and supply agreements with Creative Nail Design and American Crew, both of which are part of the Colomer Group based in Barcelona, Spain.  These agreements provide worldwide rights for use of the copper peptide technology in products sold to the salon and spa markets for their respective lines of business.  The Company receives royalties, based on sales of licensed product, and revenue from the sale of the copper peptide compounds used in such products.  The initial products were introduced in mid-year 2002 with generally positive reviews.  Revenues to date have been disappointing and management has continued to discuss this matter with each of the partners and intends to continue to monitor their progress during 2004.  Revenue during the first half of 2002 was substantially higher than expected as American Crew built inventories of copper peptide compound in preparation for the initial product launch.  They experienced unexpected competitive pressures and were forced to re-launch the products in the later part of 2002.  American Crew did not place any orders for the copper peptide in 2003 and we do not anticipate any orders for 2004.  However, American Crew did make the minimum royalty payment required to maintain its rights to the technology for 2004.

Other Business Relationships

In addition to licensing others to make and distribute products based upon copper peptide compounds, ProCyte has from time to time entered into a limited number of private label manufacturing agreements. Under such agreements, the Company receives revenue from the sale of products that it develops specifically for the customer.  This is a small part of the Company’s business; however, it provides opportunities to increase the profit margin on the sale and possibly benefit from larger production runs and efficiencies of scale with our third party manufacturers.

ProCyte intends to identify and enter into distribution or other strategic agreements with parties that it believes are capable of penetrating targeted markets and obtaining any required international registrations for the sale of the Company’s copper peptide-based skin care, hair care and wound care products and technologies.

Contract Manufacturing Services

Prior to July 2001, the Company provided contract manufacturing services.  In July 2001, the Company sold its pharmaceutical contract manufacturing operations to Emerald Pharmaceuticals, L.P., a Delaware limited partnership.  ProCyte received $250,000 in cash, a $2 million senior secured promissory note and an 18.75 percent limited partner voting interest in the partnership.  Emerald also subleased 19,770 square feet of ProCyte’s current 34,532 square foot leased facility.  In late January 2004, the General Partner of Emerald Pharmaceutical LP, informed the Company that Emerald had experienced significant customer imposed delays in current and expected contracts and that revenues from its remaining near term contract manufacturing orders were not going to provide sufficient cash to last beyond the March 2004 quarter.  After an extensive review of the options available, including approaching current customers to help provide funding, Emerald decided in early February 2004 to suspend operations, terminate all employees and seek partners to operate or purchase the facility.

ProCyte is working directly with Emerald’s general and limited partners to ensure that ProCyte’s collateral on the note is protected, to ensure that the facility is properly maintained and to provide any assistance needed in marketing the facility to prospective partners.  If Emerald is unsuccessful in returning to operations, ProCyte management believes that the facility has significant value to other contract manufacturing organizations and biotechnology companies and can be re-leased or re-sold after an appropriate marketing period.  After review of the facts currently available at the time of this filing, management has determined that it is probable that certain assets have been impaired.  Therefore, the Company has recorded a charge to fourth quarter 2003 earnings of $637,000.  See also “Significant Events Effecting Operations in 2003” and “Liquidity and Capital Resources” under Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and “Note 16 of Notes To Consolidated Financial Statements.”

Additional Information about the Company’s Business; Risk Factors

Loss of or Reduction in Orders by Significant Customers Could Adversely Affect Our Net Revenues and Results of Operations

Although the Company’s customer base is made up of a large number of customers, Neutrogena accounted for approximately 31 percent of the Company’s net revenue during 2003 and our top 10 customers comprised approximately 46 percent of net revenues during 2003.  Any decrease in or loss of revenues from these customers could have an adverse effect on our net revenues and results of operations or impair our ability to increase net revenues.  The Neutrogena technology license agreement expires in April 2010, however the royalty payments related to each territory continue for a period not less than a five-years from the date products were first sold in each territory, which may extend the royalty period beyond 2010 for certain territories.  Royalty revenue from the Neutrogena license agreement accounted for 14 percent, 10 percent and 11 percent of the Company’s total revenues in 2003, 2002 and 2001, respectively.  The patent related to the Neutrogena license agreement expires February 5, 2005, the effect of which will be a reduction in the percentage paid as royalty during the remaining royalty period as set forth in the agreement.  Revenues from sale of copper peptide compound to Neutrogena pursuant to a related supply agreement, accounted for 17 percent, 20 percent and 22 percent of total revenues in 2003, 2002, and 2001, respectively. The supply agreement expires in April 2005, with extensions for additional two-year terms by mutual consent of the parties up to April 2010.  Their can be no assurance that this agreement will be extended beyond April 2005, or if extended, that it will be extended to April 2010.  Also, the timing of copper peptide compound shipments are driven by Neutrogena’s purchasing patterns, which can vary based upon production cycles, adjustments in safety stock and other factors beyond our control, causing the revenue from copper peptide compound sales to fluctuate from quarter to quarter.

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

Furthermore, we ship most orders when received.  Virtually all orders are shipped within 48 hours and therefore do not have a substantial non-cancelable backlog of orders.  Variations in the timing of orders can cause significant fluctuations in our quarterly operating results, and the cancellation or deferral of product orders or overproduction due to the failure of anticipated orders to materialize could result in us holding excess or obsolete inventory, which has resulted and could again in the future result in write-downs of inventory that would have a material adverse effect on our operating results.

Dependence on and Management of Existing and Future Corporate Alliances

The successful commercialization of the Company’s existing and future products in the mass retail, prestige, specialty retail, and home shopping categories and wound care markets will depend upon ProCyte’s ability to enter into and effectively manage corporate alliances.  There can be no assurance that the Company will be successful in establishing corporate alliances in the future, or that it will be successful in performing and maintaining existing or any future corporate alliances.  Moreover, there can be no assurance that the interests and motivations of any corporate partner, distributor or licensee would be or remain consistent with those of the Company, or that the Company and such partners, distributors or licensees will successfully perform the necessary technology transfer, clinical development, regulatory compliance, manufacturing, marketing, commercialization and other obligations under their agreements. Any of these failures could have a material adverse effect on the Company’s business, financial condition and results of operations.

Recent Profitability; Profitability May Fluctuate in Future Periods

The Company has been marketing products based on its proprietary copper peptide technology since 1996.  In addition to sales of products based on its proprietary copper peptide technology, the Company’s revenues have historically included sales of non-proprietary products, license fees and royalties, revenue from contract manufacturing and interest income.  The contract manufacturing operation was sold in July 2001.  During 2002, the Company reported net profits and positive cash flow from operations for the first time in its operating history.  During 2003, the Company reported net income before tax benefit and break even cash flow from operations.

Attaining consistent profitability is dependent upon a wide variety of factors, including successfully manufacturing and marketing of the Company’s products, entering into and maintaining agreements with corporate partners for commercialization of the Company’s products, successfully licensing the Company’s products and technology and general economic conditions, including those which affect demand for the services of our dermatologist, plastic and cosmetic surgery customers.  Payments under corporate partnerships and licensing arrangements may be subject to fluctuations in both timing and amounts and therefore the level of profitability may vary significantly from quarter to quarter.

We Rely On Third Party Manufacturers For Our Products

We use third party manufacturers to make products. In many cases, third party manufacturers are not obligated under contracts that fix the term of their commitments and they may discontinue production upon little or no advance notice.  Manufacturers also may experience problems with product quality or timeliness of product delivery.  We rely on these manufacturers to comply with applicable current quality system regulations (“QSR”).  The loss of a contract manufacturer may force us to shift production to in-house facilities and possibly cause manufacturing delays, disrupt our ability to fill orders, or require us to suspend production until we find another third party manufacturer.  We are not able to control the manufacturing efforts of these third party manufacturers as closely as we control our business.  Should any of these manufacturers fail to meet the applicable standards, we or our third-party manufacturer could face various enforcement actions, which would have an adverse effect on our net revenues and results of operations.

Need for Additional Capital

The Company generated a break even cash flow from operations in 2003 and had a decrease in cash balances as the Company used $713,000 in cash for the acquisition of the spa products distribution business.  The Company currently expects that it will generate positive cash flow from operations in 2004.  As of December 31, 2003, the Company had cash, and cash equivalents of $3.8 million.  The Company estimates that, at its planned rate of spending, its existing cash and cash equivalents and the interest income thereon will be sufficient to meet its operating and capital requirements for at least the next two years.  There can be no assurance, however, that our underlying assumed levels of revenue and expense will prove accurate.  Whether or not these assumptions prove to be accurate, the Company may need to raise additional capital.  Furthermore, the Company may require additional funds to expand or enhance its sales and marketing activities, to accelerate product development, or acquire a product line or company.  The Company may be required to seek this additional funding through public or private financing, including equity financing, or through collaborative arrangements.  Adequate funds for these purposes, whether obtained through financial markets or from collaborative or other arrangements with corporate partners or other sources, may not be available when needed or may not be available on terms favorable to the Company.  If we issue equity securities to raise additional funds, dilution to existing shareholders will result.  If funding is insufficient at any time in the future, the Company may be required to: delay, scale back or eliminate some or all of its marketing and research and development programs; or license to third parties the rights to commercialize products or technologies that the Company would otherwise seek to develop on its own.  Furthermore, the terms of any such license agreements or asset sales might be less favorable than if the Company were negotiating from a stronger position.

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

ProCyte’s success depends, in part, upon its ability to protect its products, technology and trademarks under intellectual property laws in the United States and abroad.  The Company receives a significant amount of its revenue from technology licensing agreements, which are dependent upon patents, and expects to continue licensing its technology for certain markets.  Royalty revenue from the Neutrogena license agreement accounted for 14 percent, 10 percent and 11 percent of the Company’s total revenues in 2003, 2002 and 2001, respectively and is based upon Neutrogena’s applicable sales, as set forth in the agreement, multiplied by specified royalty percentages.

The patent related to the Neutrogena license agreement expires February 5, 2005.  Upon expiration of this patent, the agreement specifies that lower royalty percentages be used for the remaining term, the impact of which is a reduction in the average effective royalty rate of approximately 32 percent.  The actual amount of royalty income recognized in future periods is dependent upon the royalty percentages in effect during the period and the actual applicable sales reported by Neutrogena, which can vary from quarter to quarter.    The expiration of the patent would also allow others, including Neutrogena, to manufacture the compound.  The supply agreement expires in April 2005, with extensions for additional two-year terms by mutual consent of the parties up to April 2010.  There can be no assurance that this agreement will be extended beyond April 2005, or if extended, that it will be extended to April 2010.

As of March 19, 2004, the Company had 21 issued US patents expiring between 2005 and 2017, numerous issued foreign patents and patent registrations, and 10 patents applied for of which 3 were published and pending action by the United States Patent & Trademark Office.  The patents relate to use of the Company’s copper peptide-based technology for a variety of healthcare applications, and to the composition of certain biologically active, synthesized compounds.  The Company’s strategy has been to apply for patent protection for certain compounds and their discovered uses that are believed to have potential commercial value in countries that offer significant market potential.  There can be no assurance that patent applications relating to the technology used by the Company will result in patents being issued.  Nor can there be any assurance that any patent issued to the Company will not be subject to further proceedings limiting the scope of the rights under the patent or that such patent will provide a competitive advantage, will afford protection against competitors with similar technology, or will not be successfully challenged, invalidated or circumvented by competitors.

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

Intense Competition

Competition in the wound care, skin health and hair care markets is intense.  The Company’s competitors include well-established pharmaceutical, cosmetic and healthcare companies such as Obagi, La Roche Posay, Allergan, Pevonia, Declore and Murad.  These competitors have substantially more financial and other resources, larger research and development staffs, and more experience and capabilities in researching, developing and testing products in clinical trials, in obtaining FDA and other regulatory approvals and in manufacturing, marketing and distribution than the Company.  In addition, a number of smaller companies are developing or marketing competitive products.  The Company’s competitors may succeed in developing and commercializing products or obtaining patent protection or other regulatory approvals for products more rapidly than the Company.  In addition, competitive products may be manufactured and marketed more successfully than the Company’s potential products.  Such developments could render the Company’s existing or potential products less competitive or obsolete and could have a material adverse effect on the Company’s business, financial condition and results of operations.

Product Liability Claims

The testing, manufacturing, marketing and sale of our products may subject the Company to product liability claims.  ProCyte maintains insurance coverage against product liability risks up to an aggregate annual limit of $10 million.  However, continuing insurance coverage may not be available at an acceptable cost, if at all.  The Company may not be able to obtain insurance coverage that will be adequate to satisfy any liability that may arise.  Regardless of merit or eventual outcome, product liability claims may result in decreased demand for a product, injury to its reputation, withdrawal of clinical trial volunteers and loss of revenues.  As a result, regardless of whether the Company is insured, a product liability claim or product recall may result in losses that could be material to ProCyte.

Potential Volatility of Stock Price; Bulletin Board Listing

The market prices for securities of healthcare, pharmaceutical and biotechnology companies are subject to volatility, and the market has from time to time experienced significant fluctuations that are unrelated to the operations of the Company.  ProCyte’s market price has fluctuated over a wide range since the Company’s initial public offering in 1989, and since March 25, 1999, the Company’s common stock has traded on the NASD OTC bulletin board.  Because real-time price information may not be easily available for bulletin board securities, an investor is likely to find it more difficult to dispose of, or to obtain accurate quotations on the market value of, the Company’s securities than if they were listed on a the Nasdaq or a national exchange.  In addition, purchases and sales of the Company’s securities may become subject to Rule 15g-9 of the Securities Exchange Act of 1934, which imposes various sales practice requirements on broker-dealers, or to the “penny stock” rules, either of which would likely reduce the level of trading activity in the secondary market for the Company’s securities and make selling the securities more difficult for an investor.

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

Employees

At December 31, 2003, the Company had 43 full-time employees, of whom one holds a Ph.D. degree.  At year-end 29 were engaged in marketing and sales, one in product development, five in operations and eight in finance and administration.  The Company plans to employe additional sales representatives specializing in spa sales, and otherwise does not expect to significantly increase its staff in 2004.  The Company believes that it has good relations with its employees.

Where You Can Find More Information

ProCyte files annual, quarterly and current reports, as well as registration and proxy statements and other information, with the Securities and Exchange Commission.  These documents may be read and copied at the SEC’s public reference rooms in Washington, DC, New York, NY and Chicago, IL.  Please call the SEC at 1-800-SEC-0330 for further information on the public reference rooms. Our SEC filings also are available to the public at the Internet website maintained by the SEC at www.sec.gov.  The Company’s Form 10-Ks and Form 10-Qs and amendments thereto filed with the SEC after January 1, 2002, also are available on our website, www.procyte.com.  The information contained in our web site does not constitute part of, nor is it incorporated by reference into, this Annual Report.  We will provide paper copies of our Form 10-Ks, Form 10-Qs, Form 8-Ks and other SEC filings free of charge upon request.

Item 2.        Properties

As of December 31, 2003, the Company leased approximately 34,532 square feet in Redmond, Washington in which ProCyte occupied 14,762 square feet of warehouse and office space and subleased 19,770 square feet to Emerald Pharmaceutical L.P. at its facility in Redmond, Washington under a ten-year lease, which expires on June 30, 2007.  Effective January 1, 2004, as part of the purchase of the spa products distribution business, the Company assumed the lease for a 2,500 square foot warehouse located in Keyport, New Jersey that expires on February 28, 2006.  The Company expects to fulfill spa orders from this location.  The Company believes that its facilities have adequate capacity for its present needs.

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

	High	Low
2002
First quarter	$2.01	$1.24
Second quarter	2.17	1.32
Third quarter	1.65	1.25
Fourth quarter	1.47	0.95

2003
First quarter	$1.39	$1.05
Second quarter	1.40	0.95
Third quarter	1.60	1.00
Fourth quarter	1.25	0.98

2004
Through March 19	$1.36	$1.02

At the close of business on March 19, 2004, there were 385 holders of record of the Company’s common stock.  This does not include the number of persons, whose stock is in nominee or “street name” accounts through brokers.  ProCyte has not paid any cash dividends on its common stock and does not intend to pay cash dividends in the foreseeable future.

Item 6.        Selected Financial Data

The following tables show selected financial data.  It is important to read this selected financial data along with the “Consolidated Financial Statements and Supplementary Data” and the “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Selected Quarterly Financial Data (unaudited) Quarter Ended
	(in thousands, except per share amounts)
Year ended December 31	March 31	June 30	September 30	December 31
2003
Revenue	$3,346	$2,632	$2,723	$2,837
Gross profit	2,163	2,013	2,048	2,113
Operating expenses	2,366	1,781	1,821	2,304
Income (loss) from operations	(203)	232	227	(191)
Interest and other income	88	37	34	35
Income tax (expense) benefit	(18)	—	—	7,100
Net income (loss)	$(133)	$269	$261	$6,944
Net earnings (loss) per common share
Basic	$(0.01)	$0.02	$0.02	$0.44
Diluted(a)	$(0.01)	$0.02	$0.02	$0.43
Weighted average common shares used in per share computation
Basic	15,746	15,765	15,774	15,783
Diluted	15,746	16,040	15,974	15,975

2002
Revenue	$3,043	$3,263	$3,126	$3,305
Gross profit	2,116	2,167	1,841	1,907
Operating expenses	1,675	1,678	1,568	1,640
Income from operations	441	489	273	267
Interest and other income	47	46	49	57
Provision for income taxes	—	—	—	—
Net income	$488	$535	$322	$324
Net earnings per share
Basic	$0.03	$0.03	$0.02	$0.02
Diluted(a)	$0.03	$0.03	$0.02	$0.02
Shares used in per share computation
Basic	15,682	15,705	15,722	15,732
Diluted	16,001	16,061	16,031	16,019

(a)           Net income per diluted share of common stock for the twelve months is determined by computing a year-to-date weighted average of the number of incremental shares included in each quarterly diluted net income per share calculation. As a result, the sum of net income per share for the four quarterly periods may not equal the net income per share for the years ended December 31, 2003 and 2002.

	Selected Annual Financial Data Year Ended December 31,
	(in thousands, except per share amounts)
	2003	2002	2001	2000	1999
Revenue	$11,538	$12,737	$9,712	$6,615	$4,695
Gross profit	8,337	8,031	6,128	5,116	3,319
Operating expenses	8,272	6,561	7,188	7,481	8,883
Income (loss) from operations	65	1,470	(1,060)	(2,365)	(5,564)
Interest and other income	194	199	153	222	249
Income tax benefit	7,082	—	—	—	—
Net income (loss)	$7,341	$1,669	$(907)	$(2,143)	$(5,315)
Net earnings (loss) per share
Basic	$0.47	$0.11	$(0.06)	$(0.14)	$(0.35)
Diluted	$0.46	$0.10	$(0.06)	$(0.14)	$(0.35)
Shares used in per share computation
Basic	15,767	15,710	15,610	15,481	14,999
Diluted	15,997	16,179	15,610	15,481	14,999

Cash and cash equivalents	$3,796	$4,556	$3,003	$2,773	$3,883
Current assets	8,363	7,931	6,506	6,451	5,454
Total assets	20,003	14,089	12,811	12,185	13,447
Current liabilities	692	963	1,147	1,179	416
Total liabilities	785	2,271	2,743	1,324	558
Stockholders’ equity	$19,218	$11,818	$10,068	$10,861	$12,889

Item 7.        Management’s Discussion and Analysis of Financial Condition and Results of Operations

General Overview

ProCyte develops, manufactures and markets products for skin health, hair care and wound care, many of which incorporate its clinically tested and patented copper peptide technologies.  Our primary products are targeted at reducing the impact that age and exposure have on the appearance of skin and hair.  ProCyte generates revenue from two primary sources: the sale of products it makes or acquires from others and amounts earned from licensing agreements.  Our products are sold primarily via our US sales force directly to the dermatology, plastic and cosmetic surgery and spa markets.  License agreements with large personal care product companies provide revenue from the supply of our patented compounds and royalties based upon the sales revenue generated by these licensees.  The Company also received revenue in the past from its contract manufacturing operation, which was sold to Emerald Pharmaceuticals L.P. in July 2001.

As demonstrated by growth in product revenues in 2001 and 2002, ProCyte products are sold into markets that are normally recession resistant; however, the combination of the deepening post 9-11 and Enron recession, concern over SARs, the initiation of the Iraq war, and unusually severe winter weather in first half of 2003 caused a slowdown in patient traffic for dermatologists, plastic surgeons and hair transplant clinics.  As these professional practices are the principle customer for our products, ProCyte experienced a decrease in product revenue for the first six months of 2003 as compared to 2002.  However, these customers reported increasing traffic in the latter half of 2003 and by the end of 2003, we reported increases in product sales that were enough to offset the decreases of the first half and bring product sales for 2003 back even with 2002.

Improvement in product sales can come from new product introductions, a net increase in the customer base, expansion of the sales force and expansion into new domestic and international markets.  Between July 2003 and March 2004, we introduced 3 new products and will introduce one more in April 2004.  We have additional products undergoing testing and expect to introduce approximately 2 to 3 more new skin care products later this year.  To expand our markets, we acquired a spa products distribution business on December 30, 2003 that included two existing brands and a customer base.  We believe this acquisition will provide additional revenue opportunities for 2004 and beyond.  We also realigned some of our sales territories and will expand the number of territories only when the revenue potential supports such investment.

Our growth strategy also includes the acquisition, licensing, and/or distribution of products that we believe have a demonstrated market.  We have acquired, and intend to continue seeking to acquire, rights to manufacture and/or market products that studies have shown to be effective, but which are not actively promoted and where the surrounding competitive environment appears conducive to our entry.  Additionally, our growth strategy includes continuing the introduction of new products developed through our efforts.

The other significant revenue source is from licensing agreements, of which ProCyte currently has three, provide the licensees with exclusive rights to specified markets for the term of the agreements.  The agreements with American Crew and Creative Nail Design were not significant contributors in 2003 and the company does not expect significant improvement in 2004.  The third licensee, Neutrogena, has continued to add new products and expand them into new territories, as defined in the license agreement, increasing the related royalties.  This license agreement expires in 2010, however the royalty streams related to each territory continue for not less than a five-year period from the date product was first sold therein, which may extend the royalty period beyond 2010 for certain territories.  Royalty revenue from the Neutrogena license agreement accounted for 14 percent, 10 percent and 11 percent of the Company’s total revenues in 2003, 2002 and 2001, respectively.  The patent related to the Neutrogena license agreement expires February 5, 2005, the effect of which will be a reduction in the percentage paid as royalty during the remaining royalty period as set forth in the agreement.  Revenues from sale of copper peptide compound to Neutrogena pursuant to a related supply agreement, accounted for 17 percent, 20 percent and 22 percent of total revenues in 2003, 2002, and 2001, respectively. The supply agreement expires in April 2005, with extensions for additional two-year terms by mutual consent of the parties up to April 2010.  The can be no assurance that this agreement will be extended beyond April 2005, or if extended, that it will be extended to April 2010.

Significant events effecting operations in 2003

During the fourth quarter of 2002, ProCyte initiated work on an infomercial, a form of direct-to-consumer distribution, with a new brand of anti-aging and skin care products called VitalCopper™.  Many of the initial VitalCopper™ products include GHK Copper Peptide compounds. First production and filming were completed in January 2003, and the initial market test began in selected markets during March 2003.  Continuation of the market test was placed on hold as public and media attention focused on the Iraq conflict.  During this hold period, based upon expert feedback, a number of changes were made to content, style and approach and a new multi-week market test program was initiated at the end of July 2003.  The new market test results indicated that additional modification and testing cycles would be required.  While this test, modify and retest methodology in not unusual for infomercials, management believes that additional investment would not produce as much return as other opportunities available to the Company.  Therefore all activities related to the infomercial were suspended in October 2003.  ProCyte will continue to market the VitalCopper™ brand products through the VitalCopper™ web site, selected print advertising catalog sales and specialty retail.  As a result of required accounting practices for an infomercial, development and production costs totaling $770,000 were expensed and included under marketing and selling for the full 2003 year.

On December 30, 2003 ProCyte completed the purchase of the principal assets of Annette Hanson, Inc., for approximately $772,000 in cash and forgiveness of receivable.  Ms. Hanson’s business, focused on the spa and salon markets, has sold products containing ProCyte’s technology under the Simple Solutions® brand since April 2002.  Included in the purchase were receivables, inventory, selected equipment, brand names, trademarks, the customer list and the assumption of a facility lease.  ProCyte believes that the acquisition will enable the Company to leverage its copper peptide technology and sales and marketing expertise into the spa products market.  Based on the historical annualized revenues of Ms. Hanson’s spa products distribution business before the acquisition and assuming that expected product synergies occur as a result of the acquisition, ProCyte believes the acquisition will be accretive by the second half of 2004.

Until the fourth quarter of 2003, ProCyte provided a full valuation allowance offsetting its deferred tax assets for timing differences and net operating tax loss carry forwards.  Based upon a review of historical operating performance and ProCyte’s expectation that it can generate sustainable consolidated net income for the foreseeable future, the Company now believes it is more likely than not that a portion of these deferred tax assets will be utilized.  ProCyte has therefore recognized an income tax benefit related to a reduction in its deferred tax asset valuation allowance, resulting in a non-cash increase in net income of approximately $7.1 million.  As a result of this reduction of the valuation allowance, ProCyte will begin to reflect income tax expense for financial reporting purposes in future periods.  As of December 31, 2003, a partial valuation reserve for tax benefits of net operating losses and research and development tax credit carry forwards totalling $19.1 million remains in place due to the uncertainty of realizing the full tax benefits of the related assets before the net operating loss and tax benefits expire.

In February 2004, the General Partner of Emerald Pharmaceutical LP (“Emerald”) informed the Company that Emerald had suspended operations and terminated all employees in an effort to conserve remaining capital while it sought other entities to operate or purchase the facility.  After review of the facts currently available, management has determined that it is probable that certain assets have been impaired.  Therefore, the Company recorded a charge to 2003 earnings of $637,000.  The charge is based upon estimates, which could vary significantly, either favorably or unfavorably, from the amounts that the Company may ultimately realize for these assets if the actual events differ significantly from our estimates and expectations.  See “Note 16 of Notes to Consolidated Financial Statements” for additional information.

Results of Operations

Years Ended December 31, 2003 and 2002

Revenue

	Year Ended December 31,
	2003	2002	% Change
Products	$7,870	$7,825	1%
Copper peptide compound	1,993	3,531	(44)%
Royalties	1,675	1,381	21%
	$11,538	$12,737	(9)%

Product revenues for the first half of 2003 were lower than the first half of 2002 due to the slowdown in patient traffic experienced by our dermatology, plastic and cosmetic surgery customers at the beginning of the year.  Product revenues began recovering during the third quarter, in part reflecting actions taken late in the second quarter including changing our hiring profile, increasing sales training and expanding customer education programs. Product revenues continued to improve in the fourth quarter bringing total product revenue for 2003 back even with 2002.

Copper peptide compound shipments are driven by the purchasing patterns of our largest licensing partner, Neutrogena, which can vary based upon production cycles, adjustments in safety stock and other factors beyond our control.  Neutrogena ordered more copper peptide compound in the fourth quarter of 2002 and first quarter of 2003 than in any other quarter during the agreement.  Except for the first quarter, Neutrogena’s shipments were lower in 2003 bringing its total for the 2003 year below that of 2002.  Adding to this reduction was a continuing lack of orders from the other licensing partners, which had collectively purchased $1.0 million of compound during 2002.  The 2002 shipments were related to these other licensing partners’ inventory build up for their initial market launches.  The Company has been advised that follow-on sales to consumers were much slower than these other licensing partners anticipated, thereby eliminating their need for material in 2003, and reducing the related royalty revenue earned by the Company as noted below.  The Company continues to explore alternatives with these licensees however we expect these agreements will not be renewed when they expire at the end of this year.

Royalty revenue is based upon sales generated by our licensees.  Royalty revenues may fluctuate from quarter to quarter, due to the licensees’ timing of new market launches, special promotions and other factors beyond the Company’s control.  Royalties received from Neutrogena in 2003 grew 25 percent over the 2002 year, which was partially offset by the decrease in royalties received from the other licensees.  The Neutrogena increase is primarily attributable to growth in Neutrogena’s sales of the licensed technology in international markets.  Upon the expiration of the underlying patent in February 2005, the agreement specifies that lower royalty percentages be used for the remaining term, the impact of which is a reduction in the average effective royalty rate of approximately 32 percent. The actual amount of royalty income recognized in future periods is dependent upon the royalty percentages in effect during the period and the actual applicable sales reported by Neutrogena, which can vary from quarter to quarter.  Therefore the historical growth in royalty revenue may not be an indication of future results.

Gross Profit

While revenues for 2003 were less than 2002, gross profit for 2003 increased by $300,000, or 4 percent, to $8.3 million.  The related gross margin for the 2003 year was 72 percent as compared to 63 percent in 2002.  The increase in gross profit dollars was primarily attributable to lower cost of manufactured products and compounds in 2003.  The increase in gross margin is due both to the improved margins on lowered costs and the change in revenue mix in favor of having greater product sales and royalty income versus copper peptide compound sales.  Total gross margin is sensitive to the revenue mix of packaged products, copper peptide compound and royalty revenue and will vary from period to period as a result.

Operating Expenses

	Year Ended December 31,
	2003	2002	% Change
Research and Development	$191	$126	52%
Marketing and selling	4,139	3,090	34%
General and administrative	3,305	3,345	(1)%
Loss on asset impairment	637	—	—
Total operating expenses	$8,272	$6,561	28%

Research and Development is primarily development work on new formulations and studies related to new product introductions.  The slight increase in development expenses relates to additional efforts in developing new product combinations and the patent filings related to them.  These efforts resulted in two new product introductions in 2003 and contributed to two more new products being introduced within the first four months of 2004.

Marketing and selling expenses for 2003 increased due to $770,000 in costs related to the development of an infomercial, increases in salary and benefit costs due to higher headcount and increased compensation.  Additionally, advertising and sales support expenses increased in the second half of 2003 as more resources were invested in these areas.  These increases were partially offset by lower sales incentive and compensation expense in the first half of 2003.

General and administrative expenses were materially the same in 2003 and 2002.  This resulted from a reduction in legal, consulting and recruiting services during the 2003 year and, as a result of lower revenues and net income performance, significantly lower incentive compensation expense.  This decline in expenses was generally offset by an increase in salary and benefits related to the addition of the Chief Financial Officer in October 2002, outside professional services and increased audit fees incurred for compliance with new corporate governance and reporting standards.

Loss on asset impairment relates to Emerald Pharmaceutical LP (“Emerald”), which purchased our manufacturing facility in 2001.  In February 2004, the General Partner of Emerald informed us that Emerald had suspended operations and terminated all employees in an effort to conserve remaining capital while it sought other entities to operate or purchase the facility.  As a result of Emerald’s action and a review of the facts currently available, it is probable that ProCyte will not be able to collect all amounts contractually due under its $2.0 million secured note receivable from Emerald and that certain assets have been impaired resulting in a charge to fourth quarter and full year earnings of $637,000.  Emerald has not made a rental payment since January 2004 and has not paid interest due on the note receivable since December 2003 that are due under its agreements and it is uncertain as to when, if ever, Emerald will be able to resume such payments.  Therefore, until such time as Emerald can resume making payments or the matter is otherwise resolved through sale or replacement sub lessee, 2004 expenses are expected to increase by $50,000 per month beginning in February 2004.  In addition, if Emerald should liquidate, ProCyte will incur additional operating expenses for electrical, maintenance and security costs associated with the portion of the facility it subleases to Emerald, which management currently estimates could be approximately $5,000 per month.  ProCyte may also be required to take back the facility to protect the Company’s collateral and other interests.  If this action becomes necessary, ProCyte may, based on information currently available, incur additional expenses between $35,000 and $115,000.  See “Note 16 of Notes to Consolidated Financial Statements” for additional information.

Interest and other income

Interest and other income earned during 2003 decreased 2 percent to $194,000 primarily due to declining short-term interest rates, which was partially offset by a one-time termination settlement of $50,000 received from Merck KGaA.

Income Taxes.

Until the fourth quarter of 2003, ProCyte provided a full valuation allowance against its deferred tax assets. Based upon a recent review of historical operating performance and ProCyte’s expectation that it can generate sustainable consolidated net income for the foreseeable future, the Company now believes it is more likely than not that a portion of these deferred tax assets will be utilized.  ProCyte has recognized an income tax benefit related to a reversal of a portion of its valuation allowance to properly reflect its deferred tax asset related to the estimated future benefit of net operating tax loss carry forwards more likely than not to be utilized, resulting in a non-cash increase in net income of approximately $7.1 million. The deferred tax assets primarily represent the estimated future income tax benefit of net operating losses (NOL’s) that the Company has incurred since inception.  Accordingly, ProCyte will reflect income tax expense for financial reporting purposes in future reporting periods.

Net Income

For the year ended December 31, 2003, ProCyte reported net income of $7.3 million as compared to net income of $1.7 million for 2002.  This increase was primarily due to the $7.1 million income tax benefit recognized upon partial reversal of the deferred tax asset valuation allowance, which was partially offset by the $770,000 infomercial related expenses and $637,000 Emerald related charge recognized in 2003.

Years Ended December 31, 2002 and 2001

Revenues

	Year Ended December 31,
	2002	2001	% Change
Products	$7,825	$6,289	24%
Copper peptide compound	3,531	2,112	67%
Royalties	1,381	1,115	24%
	12,737	9,516	34%
Contract Manufacturing	—	196	—
	$12,737	$9,712	31%

Product revenue increased in 2002 at a rate consistent with that of 2001. The 2002 increase was generally due to additional penetration by the US sales force into the physician customer base, the addition of a distributor for hair products and the addition of an international distributor. These results reflect the continued market acceptance and success of the Company’s Neova®, GraftCyte®, Tricomin® and sun protection product lines.

Copper peptide compound sales to ProCyte’s licensing partners increased primarily due to increased purchases by Neutrogena, which expanded its products containing ProCyte’s patented copper peptide compound into international markets and American Crew’s inventory build in the first half of 2002 in preparation for its initial product launch.

Royalty revenue increased principally due to Neutrogena, which expanded its products containing ProCyte’s patented copper peptide compound into international markets during 2002.  Royalty revenues will fluctuate from quarter to quarter, due to the licensees’ timing of new market launches, special promotions and other factors beyond the Company’s control.

Contract manufacturing revenue represents contract fees earned in 2001 prior to the sale of the Company’s contract manufacturing operations to Emerald Pharmaceutical L.P. in July 2001.

Gross Profit

For the 2002 year, gross profit increased $1.9 million to $8.0 million, a 31 percent increase over 2001 while the corresponding gross margins were 63percent for both 2002 and 2001.  While gross margins for the years ended 2002 and 2001 were the same lower cost of manufactured products and compounds, which improved gross margins in 2002, was offset by a change in the mix of revenues resulting from the significant increase in copper peptide compound sales in 2002.  Total gross margin is sensitive to the revenue mix of packaged products, copper peptide compound and royalty revenue and will vary from period to period as a result.

Operating Expenses

	Year Ended December 31,
	2002	2001	% Change
Research and Development	$126	$745	(83)%
Marketing and selling	3,090	3,133	(1)%
General and administrative	3,345	3,116	7%
Loss on sale of contract manufacturing operations	—	194	—
Total operating expenses	$6,561	$7,188	(9)%

Research and development expenses decreased in 2002 primarily due to a decrease in fixed overhead expenses and personnel related to the contract manufacturing operations that was sold in July 2001.  As a result of the sale, the Company subleased its research lab facility to Emerald Pharmaceutical L.P. and realized expense reductions in direct research labor and fixed facility expenses.

Marketing and selling expenses for 2002 were relatively unchanged from the comparable 2001 period.  Marketing and selling expenses remain consistent with the prior years, as the Company continued to leverage more revenue out of its existing expenditure level.

General and administrative expenses decreased in the 2002 year as certain expenses declined as a result of the sale of the contract manufacturing operations during 2001 and write downs of inventory and reserves for doubtful accounts related to contract terminations in the amount of $255,000 taken in 2001.  These savings were offset by increased legal and professional fees related to increased efforts to file new patents and other corporate activities.  The Company also experienced higher compensation costs in 2002 related to hiring new talent into the Company, and in paying higher incentive bonuses to the management team for meeting objectives and helping the Company achieve its first profitable year.

Loss on sale of contract manufacturing operations was recognized on the disposition of the contract manufacturing operation completed in July 2001.

Interest and Other income

Interest and other income for 2002 increased 30 percent to $199,000 primarily due to the interest payments collected on the Company’s $2,000,000 promissory note from Emerald Pharmaceutical L.P.  For the year ended December 31, 2002, ProCyte received interest payments of $94,000 from Emerald Pharmaceutical L.P., representing a full year of interest as compared to $45,000 for a partial year in 2001.  This was partially offset by decreasing market yields realized on the Company’s cash reserves in 2002 as compared to 2001 as interest rates generally declined.

Net Income (loss)

The Company reported net income of $1.7 million for the 2002 year as compared to a net loss of $907,000 for the 2001 year.  For the first time in its history, the Company reported net earnings per share for four consecutive quarters, mainly due to continued revenue growth in all four quarters and general operating expense reductions.  Prior to 2002, the Company had incurred operating losses each year since its inception due to the costs of supporting research, development, clinical studies and establishing a sales force for its proprietary technology.  The Company sold its contract manufacturing operations in July 2001, which has helped it reduce related annual operating expenses by approximately $1 million.

Liquidity and Capital Resources

The Company has relied primarily on cash flow from operations, interest income and equity financing to fund its operations and capital expenditures.  At December 31, 2003, the Company had approximately $3.8 million in cash and cash equivalents, compared to $4.6 million at December 31, 2002.  The net change in cash and cash equivalents during 2003 reflects a net use of cash of $760,000. The significant components of this net use of cash are disbursements related to the acquisition of certain assets of Annette Hanson, Inc, expenditures for an infomercial, an increase in copper peptide compound inventory, the payment of 2002 management bonuses in 2003 and capital expenditures primarily related to updating the Company’s computer and network systems.  Positive cash generated by operations during the year largely offset these outflows.  We may see fluctuations in cash flows in future periods as they depend in large part on the timing of deposits received from our strategic partners and their initiation of new product introductions.

ProCyte believes that this acquisition will enable the Company to leverage its copper peptide technologies and sales and marketing expertise into the spa products market.  Based on the historical annualized revenues of Ms. Hanson’s spa products distribution business before the acquisition and assuming that expected product synergies occur as a result of the acquisition, ProCyte believes any additional cash needed to ramp the acquired business operations will not be material and that the spa products distribution operations could generate positive cash flow before the end of 2004.

As of February 2004, Emerald Pharmaceuticals, L.P. suspended operations and ProCyte has recorded an impairment related to its $2.0 million note receivable due to the uncertainty that the full amount will be collected.  Emerald also leases its facility from ProCyte under an operating sublease.  ProCyte is not receiving the interest and rental payments due under its agreements with Emerald and it is uncertain as to when, if ever, Emerald will be able to resume such payments.  Therefore, cash flow from operations will be reduced by $35,000 per month until such time as Emerald can resume making payments or the matter is otherwise resolved through sale or a replacement sub lessee.  In addition, if Emerald should liquidate, ProCyte will incur additional operating expenses for electrical, maintenance and security costs associated with the portion of the facility it subleases to Emerald, which management currently estimates to be $5,000 per month.  In addition, ProCyte may be required to take back the facility to protect the Company’s collateral and other interests.  If this action becomes necessary, ProCyte may, based on information currently available, incur additional expenses between $35,000 and $115,000.

The Company believes that its existing cash and cash equivalents and interest thereon, will be sufficient to meet its working capital requirements for at least the next two years.  However, there can be no assurance that the underlying assumed levels of revenue and expense will prove accurate.  The Company’s actual cash requirements will depend upon numerous factors, including, the levels of resources that the Company devotes to taking advantage of strategic acquisitions and/or establishing and maintaining marketing, sales and distribution capabilities, the emergence of competitive products and other adverse market developments, the timing and amount of revenues and expense reimbursements resulting from relationships with third parties, the Company’s degree of success in commercializing new products and the cost of preparing, filing, prosecuting, maintaining and enforcing patent claims and intellectual property rights, and actions by regulatory authorities.  The Company will depend on product revenues, royalties and license fees, interest income, equity financing, and funding from corporate partnerships to meet its future capital needs.  See “Additional Information About the Company’s Business; Risk Factors.”

Contractual Obligations

The following table provides a summary of our contractual obligations, excluding income from subleases, as of December 31, 2003 (in thousands):

	Payments due by period
	Total	Less than 1 year	1 – 3 years	4 – 5 years	More than 5 years
Operating lease obligations	$1,539	$437	$1,102	$—	$—
Purchase obligations	1,500	1,200	300	—	—
Total	$3,039	$1,637	$1,402	$—	$—

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

Under the guidance of SFAS 109, “Accounting for Income Taxes,” we review the Company’s net deferred tax assets to determine which amounts, if any, are “more likely than not” to be utilized in future periods.  Our analysis of whether these tax assets will be utilized involved a substantial amount of judgment related to the Company’s ability to generate taxable net income in future periods, including revenue trends, product mix, and estimated margins, the amount and timing of which impacts the amount of net operating tax losses that could be utilized prior to their expiration.  See “Note 7 of Notes to Consolidated Financial Statements” for additional information.

Product revenues are recognized when products are shipped, license fees are recognized over the term of the license agreement, and royalties are recognized when earned.  On occasion, the Company will receive advance deposits with customer purchase orders.  These deposits are reported as a deferred revenue liability, until the product is shipped to the customer.

Approximately 14 percent of ProCyte’s assets as of December 31, 2003 consisted of goodwill, most of which was acquired in business combinations and recorded based on the fair value of the common stock issued to effect those business combinations.  Under the guidance of SFAS 142 “Goodwill and Other Intangible Assets,” we analyze whether the fair value of recorded goodwill is impaired on an annual basis.  Application of the goodwill impairment test requires judgment, including the identification of reporting units, assigning assets and liabilities to reporting units, assigning goodwill to reporting units, and determining the fair value of each reporting unit. Significant judgments required to estimate the fair value of reporting units include estimating future cash flows, determining appropriate discount rates and other assumptions. Changes in these estimates and assumptions could materially affect the determination of fair value.

We maintain an allowance for doubtful accounts for estimated losses resulting from the potential inability of our customers or other debtors to make required payments.  The allowance is based upon historical experience and a review of individual customer balances.  If the financial condition of our customers or other debtors were to deteriorate, resulting in an impairment of their ability to make payments to us, additional allowances may be required.

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

The Company records impairment losses on long-lived assets used in operations when events and circumstances indicate that assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount of those assets such as assets related to Emerald Pharmaceuticals, LP.  Estimation of future values for the long-lived assets require a significant amount of judgment related to assessing the possible outcomes and the timing related to each outcome.  The adjustments are estimates, which could vary significantly, either favorably or unfavorably, from the amounts that the Company may ultimately realize for these assets if the actual events differ significantly from our estimates and expectations.

Recent Accounting Pronouncements

In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities.  This standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan.  Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity.  The Company’s adoption of SFAS No. 146, effective January 1, 2003, did not have a material effect on the financial position, results of operations or liquidity of the Company in 2003. The application of SFAS No. 146 may result in a 2004 charge related to the Company’s sublease with Emerald.

In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities (SFAS No. 149). SFAS No. 149 amends and clarifies financial reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities.  This statement is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003.  The Company does not have any derivative financial instruments.  The Company adoption of SFAS No. 149 did not have a material effect on the financial condition, results of operations, or liquidity of the Company.

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (SFAS No. 150). SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity, and is effective for financial instruments entered into after May 31, 2003.  The Company does not have any financial instruments with characteristics of both liabilities and equity and therefore the adoption of SFAS No. 150 did not have an effect on the financial condition, results of operations, or liquidity of the Company.

In November 2002, FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”) was issued. FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued.  It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee.  The initial recognition and initial measurement provisions of this Interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002.  The required disclosures are effective for financial statements of interim or annual periods ending after December 15, 2002.  The Company’s adoption of FIN 45 in 2003 did not have a material effect on the Company’s financial position or results of operations.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”) to clarify the conditions under which assets, liabilities and activities of another entity should be consolidated into the financial statements of a company.  FIN 46 requires the consolidation of a variable interest entity by a company that bears the majority of the risk of loss from the variable interest entity’s activities, is entitled to receive a majority of the variable interest entity’s residual returns, or both.  The provisions of FIN 46 are effective for all variable interest entities created or acquired after January 31, 2003.  The Company currently has no contractual relationship or other business relationship with a variable interest entity and therefore the adoption of FIN 46 did not have an effect on the Company’s financial position or results of operations.

Item 7a.      Quantitative and Qualitative Disclosures about Market Risk

ProCyte did not own any derivative financial instruments as of December 31, 2003.  The Company is debt-free and is exposed to interest rate risk to the extent that it has invested idle cash balances and the promissory note receivable described below.  At December 31, 2003, the idle cash balances were invested in a money market fund that invests primarily in commercial paper, bank obligations, short-term debt securities, including instruments issued by certain trusts or other special purpose issuers like pass-through certificates representing participations in, or instruments backed by, the securities and other assets owned by these issuers, short-term taxable municipal securities and repurchase agreements secured by first-tier securities, U.S. government obligations or U.S. Treasury obligations.  The fund may also invest in other money market funds, consistent with its investment objective and strategies.  When the fund trustee believes market conditions warrant, the fund may invest more than 25 percent of its assets in U.S. dollar denominated bank obligations, including obligations of U.S. banks, foreign branches of U.S. banks and U.S. branches of foreign banks.  Although the fund tries to maintain a share price of $1.00, an investment in the fund may lose money.  At December 31, 2003, $3.6 million was invested in the fund.  ProCyte employs established policies and procedures to manage its exposure to changes in the market risk of its investments.  The Company believes that the market risk arising from holdings of its financial instruments is not material.

Item 8.                       Consolidated Financial Statements and Supplementary Data

Index to Consolidated Financial Statements and Schedules
Balance Sheets as of December 31, 2003 and 2002
Statements of Operations for the years ended December 31, 2003, 2002 and 2001
Statements of Cash Flows for the years ended December 31, 2003, 2002 and 2001
Statements of Stockholders’ Equity for the years ended December 31, 2003, 2002 and 2001
Notes to Consolidated Financial Statements
Report of Independent Auditors

Note: All schedules have been omitted because of the absence of conditions under which they are required or because the required information is included in the Financial Statements or notes thereto.

ProCyte Corporation
Consolidated Balance Sheets

(in thousands)

	December 31, 2003	December 31, 2002
Assets
Current Assets
Cash and cash equivalents	$3,796	$4,556
Accounts receivable, net of allowance for doubtful accounts	1,336	1,328
Note due from officer	105	2
Inventory	2,942	1,718
Other	184	327
Total current assets	8,363	7,931

Property and Equipment
Equipment	315	333
Leasehold improvements	3,520	4,029
Less accumulated depreciation and amortization	(3,294)	(3,076)
Property and equipment, net	541	1,286

Intangible Assets
Patents, net of amortization	70	86
Goodwill	3142	2817
Intangible assets, net	3,212	2,903

Note due from sale of contract manufacturing operations, net of allowance	781	1,826
Note due from officer	—	104
Deferred tax asset	7,068	—
Other assets	38	39
Total Assets	$20,003	$14,089

Liabilities and stockholders’ equity
Current Liabilities
Accounts payable, trade	$147	$302
Accrued salaries and benefits	246	404
Other accrued liabilities	239	236
Deferred revenue	60	21
Total current liabilities	692	963

Other liabilities	93	91
Deferred proceeds on sale of contract manufacturing operations	—	1,217
Total Liabilities	785	2,271
Commitments (Note 15)

Stockholders’ Equity
Preferred stock $.01 par value: 2,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock $.01 par value: 30,000,000 shares authorized; 15,782,601 and 15,733,911 shares issued and outstanding at December 31, 2003 and 2002, respectively	158	158
Additional paid-in capital	85,261	85,154
Deferred compensation	(59)	(11)
Accumulated deficit	(66,142)	(73,483)
Total stockholders’ equity	19,218	11,818
Total Liabilities and Stockholders’ Equity	$20,003	$14,089

See notes to consolidated financial statements

ProCyte Corporation
Consolidated Statements of Operations

(in thousands, except per share amounts)

	Twelve Months Ended December 31,
	2003	2002	2001
Revenues
Product sales	$9,863	$11,356	$8,401
Licenses and royalties	1,675	1,381	1,115
Contract manufacturing	—	—	196
Total revenues	11,538	12,737	9,712
Cost of product sales	3,201	4,706	3,584
Gross profit	8,337	8,031	6,128

Operating Expenses
Research and development	191	126	745
Marketing and selling	4,139	3,090	3,133
General and administrative	3,305	3,345	3,116
Loss on asset impairment (2003) and loss on sale of contract manufacturing operations (2001)	637	—	194
Total operating expenses	8,272	6,561	7,188

Income (loss) from operations	65	1,470	(1,060)

Interest and other income	194	199	153

Net income (loss) before tax	259	1,669	(907)

Income tax benefit	7,082	—	—

Net income (loss)	$7,341	$1,669	$(907)

Earnings (loss) per common share (note 10)
Basic	$0.47	$0.11	$(0.06)
Diluted	$0.46	$0.10	$(0.06)
Weighted average common shares outstanding (note 10)
Basic	15,767	15,710	15,610
Diluted	15,997	16,179	15,610

See notes to consolidated financial statements

ProCyte Corporation
Consolidated Statements of Cash Flows

(in thousands)

	Twelve Months Ended December 31,
	2003	2002	2001
Operating Activities
Net income (loss)	$7,341	$1,669	$(907)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	336	307	386
Amortization of goodwill	—	—	245
Amortization of deferred proceeds	(268)	(277)	(134)
Non-cash expense related to stock-based compensation	45	48	48
Amortization of promissory note discount	(31)	(31)	(13)
Decrease in deferred tax asset valuation allowance	(7,100)	—	—
Amortization of deferred compensation	4	6	—
Provision for impairment of assets	637	—	—
Loss on sale of contract manufacturing operations	—	—	194
Change in operating assets and liabilities net of effects from purchase of spa products business:
Accounts receivable	(24)	(372)	283
Inventory	(849)	501	18
Other current assets	177	(162)	6
Note due from employee	1	12	(5)
Accounts payable, trade	(155)	(373)	427
Accrued salaries and benefits	(158)	186	89
Other accrued liabilities	4	44	(11)
Deferred revenue	38	(42)	(537)
Other liabilities	2	(10)	(43)
Net cash provided by operating activities	—	1,506	46
Financing Activities
Proceeds from issuance of common stock	10	27	66
Investing Activities
Purchase of property and equipment	(57)	(22)	(28)
Proceeds from sale of property and equipment	—	—	128
Investment in Emerald Pharmaceutical LLP	—	—	(1)
Acquisition of assets of Annette Hanson, Inc.	(713)	—	—
Decrease in other assets	—	42	19
Net cash provided by (used in) investing activities	(770)	20	118
Net increase (decrease) in cash and cash equivalents	(760)	1,553	230
Cash and Cash Equivalents:
At beginning of period	4,556	3,003	2,773
At end of period	$3,796	$4,556	$3,003

Supplemental Disclosure of Cash Flow Information
Cash paid for income taxes	$18	$—	$—

Supplemental Non-Cash Financing and Investing Activities
Promissory note received from sale of contract manufacturing operations	$—	$—	$2,000
Stock options granted to non-employees	52	17	—
Forgiveness of spa products business receivable	59	—	—

See notes to consolidated financial statements

ProCyte Corporation
Consolidated Statements of Stockholders’ Equity

(in thousands)

	Common Stock			Additional Paid-in Capital		Deferred Compen- sation	Accumulated Deficit	Total
	Shares	Par Value
Balance, December 31, 2000	15,515	$155		$84,950		$—	$(74,245)	$10,860
Shares issued under non-employee director stock plan	51	1		47		—	—	48
Shares issued upon exercise of options	88	1		65		—	—	66
Net loss	—	—		—		—	(907)	(907)
Balance, December 31, 2001	15,654	$157		$85,062		$—	$(75,152)	$10,067
Shares issued under non-employee director stock plan	31		(*)	48		—	—	48
Shares issued upon exercise of warrant issued in 1999	18		(*)		(*)	—	—	—
Shares issued upon exercise of options	31		(*)	27		—	—	27
Stock options granted to non-employees	—	—		17		(17)	—	—
Amortization of deferred compensation	—	—		—		6	—	6
Net income	—	—		—		—	1,669	1,669
Balance, December 31, 2002	15,734	$158		$85,154		$(11)	$(73,483)	$11,818
Shares issued under non-employee director stock plan	37		(*)	45		—	—	45
Shares issued upon exercise of options	12		(*)	10		—	—	10
Stock options granted to non-employees	—	—		59		(59)	—	—
Re-measurement of stock options granted to non-employees	—	—		(7)		7	—	—
Amortization of deferred compensation	—	—		—		4	—	4
Net income	—	—		—		—	7,341	7,341
Balance, December 31, 2003	15,783	$158		$85,261		$(59)	$(66,142)	$19,218

(*) rounds to less than $1,000

See notes to consolidated financial statements

ProCyte Corporation

Notes to Consolidated Financial Statements

Note 1.  Description of Business and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements include the accounts of ProCyte Corporation and its wholly owned, non-operating subsidiaries NextDerm, Inc. (a Delaware corporation) and NextDerm, Inc. (a Washington corporation incorporated February 28, 2003) (collectively “ProCyte” or the “Company”).

Summary of Significant Accounting Policies

Revenue recognition

Product revenues are recognized when products are shipped, license fees are recognized over the term of the license agreement, and royalties are recognized when earned.  Under certain agreements, the Company may receive advance deposits with customer purchase orders.  These deposits are reported as a deferred revenue liability, until the product is shipped to the customer. Contract manufacturing revenues, included in operations until the manufacturing operations were sold in July 2001, were recognized when services were performed.

Cost of product sales

Cost of product sales is recognized at the time the product is shipped and the revenue is recorded.  An automated inventory system is used and product purchases are recorded as inventory.  A significant portion of the inventory items are finished goods purchased from third-party vendors for resale.  Please see “Inventories” discussion below.

Advertising expense

The cost of advertising is expensed as incurred.  Advertising expense is included in marketing and selling expense and was $250,000 in 2003, $249,000 in 2002 and $212,000 in 2001.

Research and development

Research and development costs are expensed as incurred.  The Company enters into contracts with outside laboratories for certain studies and recognizes the expenses associated with these contracts when the related services are performed.

General and administrative

In 2001 General and administrative includes costs of $1.1 million associated with the contract manufacturing activities, which are not separately segregated.  The contract manufacturing business was sold in July 2001.

Financial Instruments

The Company’s financial instruments, consisting primarily of cash and cash equivalents, accounts receivable, accounts payable, when valued using market interest rates, would not be materially different from the amounts presented in the consolidated financial statements.

Inventories

Finished goods, raw materials and work in process inventories are stated at the lower of cost, as determined by the first in, first out method, or market.  Finished goods and work in process costs include material, direct labor and overhead. The Company reduces the value of inventory for slow moving, obsolete, non-salable or unusable items based upon a product level review.

Depreciation and amortization

Equipment is depreciated using the straight-line method over the estimated useful lives of the related assets, ranging from 3 to 20 years.  Leasehold improvements are amortized over the term of the facility lease.  Patent application costs are amortized on a straight-line basis over the estimated useful lives, which are generally 17 years from the date the patents are issued.

Goodwill

Goodwill arising from acquisitions represents the excess of the purchase price over the estimated fair value of the net assets acquired.  On January 1, 2002, the Company implemented the guidance of Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets, in recognizing certain intangibles as goodwill and assessing potential future impairments of goodwill and per the requirements set forth therein conducted a transitional goodwill impairment test as of January 1, 2002, which did not identify the need to recognize any transitional impairment.  The Company’s annual amortization expense for goodwill was $245,034 for the year ending December 31, 2001.  The net loss for 2001 would have been $662,160, or $0.04 net loss per share, if goodwill had not been amortized.

The Company has elected to perform its annual testing of goodwill impairment as of March 31. As of March 31, 2003 and 2002, the Company updated its testing of goodwill for impairment and determined that there was no impairment. There were no events since March 31, 2003, which would cause the Company to change its valuation as of December 31, 2003.

Long-lived assets

The Company reviews its long-lived assets for impairment to determine whether any events or circumstances indicate that the carrying amount of the assets may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted net cash expected to be generated by the asset.  If the carrying value is greater than the future undiscounted cash flows, an impairment loss is recorded to reduce the carrying value to fair value (See Note 16).

Federal income taxes

The Company uses the asset and liability method to account for income taxes as provided for in SFAS 109, Accounting for Income Taxes.  Under this method deferred tax assets and liabilities are recorded based on differences between basis for financial and tax reporting using the statutory rate in effect at the time the differences are expected to reverse.  The Company has provided a partial valuation reserve for tax benefits of net operating losses and a full valuation reserve for research and development tax credit carry forwards due to the uncertainty of realizing the tax benefits of the net operating losses and tax credits as a result of their expiration.

Cash and Cash equivalents

The Company considers all highly liquid investments purchased with maturities of three months or less to be cash equivalents.  Cash and cash equivalents are primarily held in a United States Treasury money market fund.

Stock based compensation

The Company follows the intrinsic value based accounting method for stock options contained in APB Opinion No. 25, Accounting for Stock Issued to Employees, as permitted by SFAS No. 123, Accounting for Stock-Based Compensation.  Under this method, no compensation expense has been recognized for employee incentive stock options, as the exercise price of options granted equaled the fair value on the date of grant.

The following table represents what the Company’s pro forma amounts of net income (loss) and net income (loss) per share would have been for the years ended December 31, 2003, 2002 and 2001, had compensation expense for the Company’s stock options granted under the incentive compensation plan been recognized based upon the fair value of the awards granted.

Subsequent to the issuance of the December 31, 2002 consolidated financial statements, the Company determined that it had incorrectly calculated its previously reported stock compensation amounts for its pro forma disclosure. The incorrect calculation had no effect on the Company’s previously reported consolidated balance sheets as of December 31, 2002 and 2001 and the consolidated statement of operations for the years ended December 31, 2002 and 2001. The following table summarizes changes in previously reported footnote information:

	(In thousands, except per share amounts)
		2002		2001
	2003	As previously reported	As revised	As previously reported	As revised
Net income (loss), as reported	$7,341	$1,669	$1,669	$(907)	$(907)
Stock option-based compensation expense determined under fair value based method	362	258	477	230	399
Pro forma net income (loss)	$6,979	$1,411	$1,192	$(1,137)	$(1,306)
Earnings per share:
As reported basic	$0.47	$0.11	$0.11	$(0.06)	$(0.06)
As reported diluted	$0.46	$0.10	$0.10	$(0.06)	$(0.06)
Pro forma basic	$0.44	$0.09	$0.08	$(0.08)	$(0.08)
Pro forma diluted	$0.43	$0.09	$0.07	$(0.08)	$(0.08)

The Company determined the fair value of stock options granted during 2003, 2002 and 2001 using the Black-Scholes option pricing model and the following assumptions:

Options Granted	2003	2002	2001
Risk-free interest rate	2.35%-2.81%	3.13%-3.92%	3.37%-4.45%
Expected option life (years)	6.00	6.00	5.81
Dividend yield	0.00	0.00	0.00
Expected volatility	55%-62%	61%-67%	94%-140%

Use of estimates in financial statements

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of revenues and expenses during the reporting period and the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements, particularly with respect to the valuation of inventory, notes receivable, goodwill, leasehold improvements and deferred tax assets.  Actual results could differ from those estimates.

Reclassifications

Certain reclassifications have been made to items reported in prior years to conform to the current year presentation.

Recent accounting pronouncements

In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities.  This standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan.  Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity.  The Company’s adoption of SFAS No. 146, effective January 1, 2003, did not have a material effect on the financial position, results of operations or liquidity of the Company.

In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities (SFAS No. 149). SFAS No. 149 amends and clarifies financial reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The Company does not have any derivative financial instruments.  The Company’s adoption of SFAS No. 149 did not have a material effect on the financial condition, results of operations, or liquidity of the Company.

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (SFAS No. 150). SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity, and is effective for financial instruments entered into after May 31, 2003. The Company does not have any financial instruments with characteristics of both liabilities and equity and therefore the adoption of SFAS No. 150 did not have an effect on the financial condition, results of operations, or liquidity of the Company.

In November 2002, FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”) was issued. FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued.  It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee.  The initial recognition and initial measurement provisions of this Interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002.  The required disclosures are effective for financial statements of interim or annual periods ending after December 15, 2002.  The Company’s adoption of FIN 45 in 2003 did not have a material effect on the Company’s financial position or results of operations.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”) to clarify the conditions under which assets, liabilities and activities of another entity should be consolidated into the financial statements of a company.  FIN 46 requires the consolidation of a variable interest entity by a company that bears the majority of the risk of loss from the variable interest entity’s activities, is entitled to receive a majority of the variable interest entity’s residual returns, or both.  The provisions of FIN 46 are effective for all variable interest entities created or acquired after January 31, 2003.  The Company currently has no contractual relationship or other business relationship with a variable interest entity and therefore the adoption of FIN 46 did not have any effect on the Company’s financial position or results of operations.

Note 2.  Acquisition of Spa Products Distribution Business

On December 30, 2003 the Company purchased substantially all of the assets of Annette Hanson, Inc., a private distributor of skin care products to the spa market.  ProCyte made a cash payment of $661,000 and forgave an outstanding receivable balance to Annette Hanson, Inc. of $59,000.  The related acquisition costs amounted to approximately $52,000.  As part of the purchase, the Company assumed the lease for a 2,500 square foot warehouse that expires on February 28, 2006.  Total consideration paid, including acquisition costs has been allocated among the assets acquired as follows:

(in thousands)
Trade receivables	$44
Inventory	375
Prepaids	2
Equipment	26
Goodwill and other intangibles	325
$772

ProCyte has also entered into a multi-year consulting agreement with the principal, Annette Hanson, which includes among other things annual payments of $150,000 for the years 2004 thru 2006, options to purchase

150,000 shares of common stock (See Note 13), and payments contingent on the amount of growth in spa product revenue.  The consulting agreement is for future services and is cancelable for cause.

Note 3.  Product and geographic information

Product revenue includes the Company’s skin health, hair care and wound care products, which are sold primarily to specialty distributors and physicians, and its patented copper peptide compound sold to its licensed partners.  One customer accounted for 10% or more of product and total revenue for each period reported, which represented 20%, 23% and 21% of the product revenues in 2003, 2002 and 2001, respectively.  The same customer accounted for 31%, 30% and 32% of the Company’s total revenues in 2003, 2002 and 2001, respectively.  The Company has not made significant sales outside of the United States and does not currently maintain discrete financial information to measure operating performance on a segment basis.

Product sales consisted of the following:

	(in thousands)
	Year Ended December 31,
	2003	2002	2001
Skin Health, Wound Care and Hair Care	$7,870	$7,825	$6,289
Copper peptide compound	1,993	3,531	2,112
	$9,863	$11,356	$8,401

Note 4.  Accounts Receivable

Two customers each represented greater than 10% of the net accounts receivable balance at December 31, 2003 and 2002 as follows:

	December 31, 2003	December 31, 2002
Customer A	46%	43%
Customer B	12%	13%

The Company provided an allowance for uncollectible receivables in the amount of $102,000 and $68,000 at December 31, 2003 and 2002, respective1y.  The bad debt expense, net of recoveries of $6,000 in 2003, $34,000 in 2002, and no recoveries in 2001, was $35,000, $3,000 and $188,000 for the years ended December 31, 2003, 2002 and 2001, respectively.  Accounts written off to the allowance amounted to $14,000, $213,000 and $37,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

Note 5.  Inventory

Inventory consisted of the following:

	(in thousands)
	December 31, 2003	December 31, 2002
Finished Goods	$2,235	$1,254
Work in process	406	228
Raw materials	301	236
Total	$2,942	$1,718

Note 6.  Intangible Assets

Intangible assets include patents of $70,000 and $86,000 at December 31, 2003 and 2002, respectively.  Patents are shown net of accumulated amortization of $221,000 and $205,000, at December 31, 2003 and 2002, respectively.  Patents are amortized over the term of the patent and the amortization expense related thereto was

$16,000 for each of the years ended December 31, 2003, 2002 and 2001.  Amortization expense is expected to be $16,000 for each of the years ending December 31, 2004 through 2007 and $6,000 for the year ending December 31, 2008.

Intangible assets also include goodwill of $3.1 million and $2.8 million at December 31, 2003 and 2002, respectively (Note 1).  The Company determined that it has one reporting unit, therefore, all of goodwill is deemed to be associated with ProCyte’s overall business operations.

Note 7.  Federal Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows:

	(in thousands)
	December 31, 2003	December 31, 2002
Current deferred tax asset:
Compensation accrual	$43	$112
Bad debt allowance	35	24
Inventory write downs	40	43
Current deferred asset	118	179
Valuation allowance	(86)	(179)
Net current deferred tax asset	$32	$—

Non-current deferred tax asset:
Net operating loss carry-forward	$22,929	$23,736
Tax credit carry-forward	1,609	1,678
Asset impairment write-downs	829	520
Depreciation	889	593
Deferred gain	—	426
Other	2	61
Total gross deferred tax asset	26,258	27,014
Deferred tax liabilities	(127)	(56)
Net deferred tax asset	26,131	26,958
Valuation allowance	(19,063)	(26,958)
Net non-current deferred tax asset	$7,068	$—

Until the fourth quarter of 2003, the Company provided a full valuation allowance offsetting its deferred tax assets for timing differences and net operating tax loss carry forwards.  Based upon a review of historical operating performance and management’s expectation that the Company can generate sustainable consolidated net income for the foreseeable future, the management now believes it is more likely than not that a portion of these deferred tax assets will be utilized.  The Company therefore recognized an income tax benefit related to a reduction in its deferred tax asset valuation allowance of approximately $7.1 million.  As of December 31, 2003, a partial valuation reserve for tax benefits of net operating losses and a full valuation reserve for research and development tax credit carry forwards remains in place due to the uncertainty of realizing the full tax benefits of the net operating losses and tax credits as a result of their expiration.  The net change in the valuation allowance during the years ended December 31, 2003 and 2002, was a reduction of $7.9 million and $627,000, respectively.

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to the net income or loss from operations. The sources and tax effects of the differences are as follows:

	(in thousands) Year ended December 31,
	2003	2002	2001
Income tax provision (benefit) at the Federal statutory rate of 34%	$88	$584	$(318)
Permanent tax/book differences	3	20	12
State taxes	12	—	—
Tax provision (benefit) before net operating loss carry forward	103	604	(306)
Change in valuation allowance	(7,100)	—	306
Net operating loss carry forward benefit	(85)	(604)	—
Net tax provision (benefit)	$(7,082)	$—	$—

A provision for state income tax was made for California state income tax in 2003.  The Company has a net operating loss carry forward for California state income tax of $350,000, however in the fourth quarter of 2002 the State of California temporarily suspended the use of the net operating loss carry forward deduction for 2002 and 2003.  As a result, the Company recognized $18,000 related to state income taxes in 2003.

The components of the provision for income taxes are as follows:

	(in thousands) Year ended December 31,
	2003	2002	2001
Current expense (benefit):
Federal	$123	$366	$410
State	18	14	11
Use of operating loss carry forward	(123)	(380)	(421)
	18	—	—
Deferred expense (benefit)
Federal	888	627	(1,264)
State	—	—	—
	888	627	(1,264)
Valuation allowance	(7,988)	(627)	1,264
Total	$(7,082)	$—	$—

As of December 31, 2003, the Company’s U.S. federal net operating loss and general business credit carry forward for income tax purposes were approximately $67.4 million and $1.6 million, respectively.  If not utilized, the federal net operating loss carry forward and tax credit carry forwards will expire between 2004 and 2021 as follows:

	(in thousands)
	Net operating loss	General business credits
2004	$—	$33
2005	2,002	178
2006	3,928	133
2007	5,173	158
2008	7,912	242
Thereafter	48,422	865
Total	$67,437	$1,609

Future changes in ownership, as defined by Section 382 of the IRC, may limit the amount of net operating loss carry forward used in any one year.

Note 8.  401(k) Plan

The Company sponsors the 1991 ProCyte Corporation Profit Sharing and Salary Deferral 401(k) Plan, which is funded by voluntary employee pretax salary deferrals to the extent permitted under law and provides for employer matching contributions at the discretion of the Board of Directors.  No employer contribution has been made since the adoption of the plan.

Note 9.  Note Due from Officer

At December 31, 2003 and 2002, an Officer owed the Company $105,000 and $106,000, respectively.  The original promissory note, dated December 16, 1998, bore interest at 4.28%, compounded semi-annually, which was payable at June 30, 2002.  In the first quarter of 2002, the Compensation Committee of the Board of Directors agreed to extend the note’s due date an additional two years to June 30, 2004.  The extended promissory note agreement, dated June 30, 2002, bears interest at the applicable federal short-term rate at June 30, 2002 of 2.91%, which is payable annually.

Note 10. Earnings (loss) per share

Basic and diluted per share results for all periods presented were computed based on the net earnings for the respective periods.  The weighted average number of common shares outstanding during the period was used in the calculation of basic earnings per share.  In accordance with FAS 128, “Earnings Per Share,” the weighted average number of common shares used in the calculation of diluted per share amounts is adjusted for the dilutive effects of stock options based on the treasury stock method only if an entity records earnings from operations, as such adjustments would otherwise be anti-dilutive to earnings per share from operations.  For the years ended December 31, 2003 and 2002, 230,645 and 468,519 dilutive stock options, respectively, were included in the calculation of average number of common shares outstanding for diluted computations.  As a result of reporting a net loss in 2001, the average number of common shares used in the calculation of the diluted loss per share, has not been adjusted for the effects of 182,460 of dilutive stock options since their impact would be anti-dilutive.  For the years ended December 31, 2003, 2002 and 2001, options and warrants to purchase 1,914,331 shares, 1,215,821 shares and 1,616,320 shares, respectively, of common stock with exercise prices greater than the average fair market value of our stock for the period of $1.16, $1.55 and $1.15, respectively, were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive.

Note 11.  Stockholders’ Equity

Non-employee Director Stock Plan

In June 1998, the shareholders approved the 1998 Non-employee Director Stock Plan, reserving 200,000 shares for issuance to directors.  200,000 additional shares were approved for issuance under the plan at the Company’s annual shareholders meeting on May 23, 2000. Under this plan, eligible directors receive all or a portion of their quarterly retainer fees in shares of the common stock of the Company.  The number of shares each eligible director receives is based on the average fair market value of the common stock for the last 20 business days of the fiscal quarter.  For the years ended December 31, 2003 and 2002, 36,690 shares and 31,316 shares were issued under the Plan, respectively.  Issuance of shares to non-employee directors are expensed.  After issuing 8,589 shares on January 9, 2004, the plan had 101,672 shares available for issuance.

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

Note 13.  Stock Options

The Company has stock option plans for directors, officers, employees and consultants that provide for grants of nonqualified and incentive stock options.  Options generally are granted at fair market value, expire between five and ten years from grant date and vest ratably over one to three years.

The following table summarizes information about stock option activity in 2003, 2002 and 2001:

	2003		2002		2001
Items	Number of Options	Wtd. Avg. Exercise Price	Number of Options	Wtd. Avg. Exercise Price	Number of Options	Wtd. Avg. Exercise Price
Outstanding, beginning of year	2,185,335	$1.57	2,087,002	$1.57	2,081,861	$1.63
Granted	550,000	$1.12	490,500	$1.67	440,500	$1.27
Exercised	(12,000)	$0.86	(30,504)	$0.89	(88,002)	$0.75
Canceled or expired	(153,168)	$2.71	(361,663)	$1.80	(347,357)	$1.73
Outstanding, end of year	2,570,167	$1.41	2,185,335	$1.57	2,087,002	$1.57
Exercisable, end of year	1,832,682	$1.47	1,457,014	$1.61	1,265,018	$1.89

The options outstanding at December 31, 2003 consisted of the following:

Range of exercise prices	Number of Options Outstanding	Wtd. Avg. Remaining Life	Wtd. Avg. Exercise Price	Number of Options Exercisable	Wtd. Avg. Exercise Price
$ 0.49 - $0.90	576,500	6.07	$0.74	576,500	$0.74
$ 0.91 - $1.15	532,500	8.77	$1.03	146,002	$0.99
$ 1.16 - $1.35	555,167	7.04	$1.28	375,171	$1.27
$ 1.36 - $1.99	522,500	7.81	$1.65	351,509	$1.67
$ 2.00 - $3.44	383,500	2.13	$2.78	383,500	$2.78
$ 0.49 - $3.44	2,570,167	6.61	$1.41	1,832,682	$1.47

At December 31, 2003 there were 67,495 shares reserved for issuance under the Company’s 1996 Stock Option Plan, which included the 750,000 shares approved for the plan at the Company’ annual shareholders meeting on May 21, 2002.

The weighted average fair value of options granted during 2003, 2002, and 2001 was approximately $0.51, $1.19 and $1.00, respectively.

On December 30, 2003 the Company granted options to purchase 150,000 shares of common stock to Annette Hanson as partial consideration for future services provided under a consulting agreement.  The options are exercisable at $1.01 per share, the market price on the date of grant, and vest ratably over three years from date of grant.  The fair value of the grant was determined to be $59,000 using the Black-Scholes option pricing model.  The assumptions used in the model were a risk-free interest rate of 2.72%, 59% stock price volatility, and no dividends over the three year expected life.  The options will be re-valued quarterly until the measurement date is reached upon completion of the services. The fair value is reported as deferred compensation in Stockholders’ Equity, and is being amortized as an operating expense over the expected life.

The Company granted 10,000 stock options on February 21, 2002 and 10,000 stock options on May 20, 2002 in exchange for advisory services from two non-employee consultants.  The February and May grants, respectively, oblige the Company to issue 10,000 common stock shares at $1.33 and $1.83, the market price on the dates of grant.  Both grants became fully vested one year after their date of issuance.  The re-measured fair value of the February and May grants on the final measurement date was determined to be $4,000 and $6,000, respectively, using the Black-Scholes option-pricing model.  The options were re-measured on February 28, 2003, the date the services were considered completed.  The assumptions used in the model for the re-measuring the February and May grants, were a risk-free interest rate of 2.81%, 62% stock price volatility, and no dividends over the one year expected life.

Note 14.  Related Party Disclosure

The Company holds a promissory note in the principle amount of $2.0 million from Emerald Pharmaceutical L.P. (“Emerald”), which it received as partial consideration for the sale of its contract manufacturing operations in 2001. The note is secured by the manufacturing assets sold and bears interest equal to the effective yield on the 10 Year US Treasury Note, which is adjusted quarterly.  The average yield for the year ended December 31, 2003 was 3.77%. Emerald is required to make annual principal payments of $286,000 in July 2005.  The Company also received a minority limited partnership interest in Emerald as part of consideration received in the sale. As part of the agreement, ProCyte leases a portion of its current 34,532 square foot leased facility, including existing leasehold improvements, to Emerald. A portion of the proceeds from the sale in the amount of $1.6 million has been determined to represent consideration for use of Emerald’s use of the leasehold improvements, and is being recognized over the term of the lease.

Until Emerald ceased operations (See Note 16), ProCyte engaged Emerald to manufacturing copper peptide compounds, and to perform incoming quality testing and other analytical services.  Emerald billed ProCyte a total of $1.9 million, $1.6 million and $175,000 for the years ended December 31, 2003, 2002 and 2001, respectively, for such product and services.  ProCyte has second sources for these products and services at prices that do not materially differ from those charged by Emerald.  ProCyte had no trade payables to Emerald at December 31, 2003 and $172,000 of trade payables at December 31, 2002.

One of the Company’s Directors also serves as Chairman and Chief Executive Officer of one of ProCyte’s customers.  ProCyte’s sales to the customer were $910,000, $901,000 and $554,000 for the years ended December 31, 2003, 2002 and 2001, respectively.  The customer’s trade receivable balances were $165,000 and $172,000 on December 31, 2003 and 2002, respectively.

Note 15.  Commitments

The Company presently leases 34,532 square feet of manufacturing, warehouse, laboratory, and administrative space in Redmond, Washington under a lease executed in August 1993.  The lease includes 1,782 additional square feet of office space in the same building, which was occupied in December 2002.  As amended, the lease term for 32,750 square feet extends through June 30, 2007, and contains a renewal option for the Company to extend the term by an additional five years.  The lease term for the new 1,782 square feet of office space is through November 2005.  As part of the acquisition agreement with Annette Hanson, Inc., effective December 30, 2003 the Company assumed a lease for a 2,500 square foot warehouse located in Keyport, New Jersey expiring February 28, 2006.

As a part of the sale of the contract manufacturing business in 2001, 19,770 square feet of the Redmond, Washington space was sub-leased to Emerald Pharmaceutical LP.  The sub-lease agreement reduced ProCyte’s net lease expense by $270,000, $278,000 and $131,000 in 2003, 2002 and 2001, respectively.  ProCyte remains the primary lessee and the payment obligation continues to belong to ProCyte.  Emerald suspended operations in February 2004 and has not paid sublease rent since January 2004.  See Note 16, Subsequent Event.

Future minimum annual lease payments, which are not reduced for sublease rent, are as follows:

(in thousands)
Lease commitment
2004	$437
2005	455
2006	432
2007	215
Total	$1,539

Net rent expense under these commitments in 2003, 2002, and 2001 was $149,000, $118,000 and $227,000, respectively.

Note 16.   Subsequent Event - Loss on Impairment of Asset

The Company holds a promissory note in the principal amount of $2 million from Emerald Pharmaceutical L.P. (“Emerald”), which it received as partial consideration for the sale of its contract manufacturing operations in 2001.  The note is secured by a security agreement covering all tangible assets and bears interest equal to the effective yield on the 10 Year US Treasury Note, which is adjusted quarterly.  The average yield for the year ended December 31, 2003 was 3.77%.  Emerald is required to make monthly interest-only payments until July 2005, when it is required to begin making annual principal payments of $286,000.  The Company also received a minority limited partnership interest in Emerald as part of consideration received in the sale.  As part of the agreement, ProCyte subleases a portion of its current 34,532 square foot leased facility, including existing leasehold improvements, to Emerald.  A portion of the proceeds from the sale in the amount of $1.6 million was determined to represent consideration for Emerald’s use of the leasehold improvements, and is being recognized over the term of the sublease.

In February 2004, the General Partner of Emerald informed the Company that Emerald suspended operations and terminated all employees in an effort to conserve remaining capital while it sought other entities to operate or purchase the facility.  If Emerald is unsuccessful in returning to operations, ProCyte management believes that the facility has significant value to other contract manufacturing organizations and biotechnology companies and can be re-leased or re-sold after an appropriate marketing period.  As a result of these developments, management determined that it is probable that the $2.0 million promissory note receivable from Emerald ($1.9 million at pre-impairment discounted value), leasehold improvements located in the space subleased to Emerald with a $949,000 net book value and the limited partnership interest at a cost of $1,000 have been impaired.

Management estimated the impairment of the note receivable to be $127,000 based upon probability weighted fair values of expected future cash flows discounted at the loan’s effective rate compared to the current value of the note after reducing the note by the $949,000 unamortized balance of deferred gain on the original sale.  Management estimated the impairment of the leasehold improvements to be $509,000 based upon their expected present values using multiple cash flow scenarios that reflected the range of possible outcomes at a risk free rate.  Management also determined that its partnership interest had no probable value and wrote off the $1,000 balance.

Therefore, the Company has recorded a charge to 2003 earnings of $637,000.  The adjustment is based upon estimates, which could vary significantly from the amounts that the Company may ultimately realize for these assets if the actual events differ significantly from our estimates and expectations.

ProCyte Corporation

Independent Auditors’ Report

Board of Directors

ProCyte Corporation

Redmond, Washington

We have audited the accompanying consolidated balance sheets of ProCyte Corporation (the Company) as of December 31, 2003 and 2002, and the related consolidated statements of operations, cash flows, and stockholders’ equity for each of the three years in the period ended December 31, 2003.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2003, and 2002, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for goodwill upon adoption of Statement of Financial Accounting Standards (SFAS) No. 142 “Goodwill and Other Intangible Assets” for the year ended December 31, 2002.

Also described in Note 1, the Company revised its SFAS No. 148 “Accounting for Stock-Based Compensation-Transition and Disclosure” pro-forma calculation disclosures for the years ended December 31, 2002 and 2001.

DELOITTE & TOUCHE LLP

/s/ Deloitte & Touche LLP

Seattle, Washington
March 25, 2004

Item 9.                       Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.              Controls and Procedures

As of the end of the period covered by this report, the Company conducted an evaluation, under the supervision and with the participation of its principal executive officer and principal financial officer, of the effectiveness and design of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)).  Based on this evaluation, the principal executive officer and principal financial officer concluded that these disclosure controls and procedures were effective as of December 31, 2003, in ensuring that all material information required to be disclosed in reports that the Company files or submits under the Exchange Act have been made known to them in a timely fashion.

There were no changes in the Company’s internal controls over financial reporting during the fourth quarter of 2003 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

Item 10.                Directors and Executive Officers of the Registrant

The information required under this item is included in the Company’s Proxy Statement relating to the Company’s annual meeting of shareholders, and is incorporated herein by reference.  Such Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the close of the Company’s fiscal year end, December 31, 2003.

Item 11.                Executive Compensation

The information required under this item is included in the Company’s Proxy Statement relating to the Company’s annual meeting of shareholders, and is incorporated herein by reference.  Such Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the close of the Company’s fiscal year end, December 31, 2003.

Item 12.                Security Ownership of Certain Beneficial Owners and Management

The information required under this item is included in the Company’s Proxy Statement relating to the Company’s annual meeting of shareholders, and is incorporated herein by reference.  Such Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the close of the Company’s fiscal year end, December 31, 2003.

Item 13.                Certain Relationships and Related Transactions

The information required under this item is included in the Company’s Proxy Statement relating to the Company’s annual meeting of shareholders, and is incorporated herein by reference.  Such Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the close of the Company’s fiscal year end, December 31, 2003.

Item 14.                Principal Accountant Fees and Services

The information required under this item is included in the Company’s Proxy Statement relating to the Company’s annual meeting of shareholders, and is incorporated herein by reference.  Such Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the close of the Company’s fiscal year end, December 31, 2003

PART IV

Item 15   Exhibits, Financial Statement Schedules, and Reports on Form 8-K

a.	List of documents filed as part of this report:

(1) Financial Statements and Supplementary Data Reference is made to the Index to Financial Statements and Schedules under Item 8 in Part II hereof, where such documents are listed.
(2) Exhibits – see (c) below

b.	Reports on Form 8-K

Form 8-K filed April 24, 2003 announcing the Company’s earnings for the first quarter ended March 31, 2003.

Form 8-K filed July 24, 2003 announcing the Company’s earnings for the second quarter ended June 30, 2003.

Form 8-K filed October 29, 2003 announcing the Company’s earnings for the third quarter ended September 30, 2003.

c.	Exhibits

Exhibit	Description	Note
3.1	Restated Articles of Incorporation of the Registrant	A
3.2	Restated Bylaws of the Registrant	A
4.1	Rights Agreement between the Registrant and American Securities Transfer and Trust as of December 7, 1994	G
10.1*	1987 Stock Benefit Plan of ProCyte Corporation	A
10.2*	ProCyte Corporation 1989 Restated Stock Option Plan	B
10.3*	ProCyte Corporation 1991 Restated Stock Option Plan for Non-employee Directors and amendments thereto	D
10.4†	Teachers Insurance & Annuity Association Lease dated as of October 1, 1993 and second amendment thereto dated February 28, 1997	D
10.5*	1996 Stock Option Plan	D
10.6*	ProCyte Corporation 1998 Non-employee Director Stock Plan	F
10.7*	Change of Control Agreement for Ms. Robin Carmichael	F
10.8*	Change of Control Agreement for Mr. John Clifford	D
10.13*	Form of Indemnity Agreement dated February 23, 1995 between the Registrant and each of Dr. Blake, Mr. Patterson and Mr. Clifford.	C
10.14*	Form of Indemnity Agreement between ProCyte Corporation and each of various of its Officers and Directors	F
10.15*	Form of Severance Agreement for Mr. John Clifford	D
10.16*	Form of Promissory Note between ProCyte Corporation and Mr. John Clifford	H
10.17†	License Agreement dated April 19, 2000 between ProCyte Corporation and Neutrogena Corporation	I
14.1	Code of Ethics for Senior Financial Officers	J
23.1	Consent of Deloitte & Touche LLP	J
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	J
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	J
32.1	Section 1350 Certification of Chief Executive Officer	J
32.2	Section 1350 Certification of Chief Financial Officer	J

*	Management contract or compensatory plan or arrangement.
†	Confidential treatment has been granted or requested with respect to portions of this exhibit.
A	Incorporated by reference to the Registrant’s Registration Statement of Form S-1 (No. 33-31353).
B	Incorporated by reference to the Registrant’s Registration Statement of Form S-1 (No. 33-46364).

Exhibit	Description	Note
C	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1994.
D	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1996.
F	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 1998.
G	Incorporated by reference to the Registrant’s Amended Annual Report on Form 10-K/A dated December 31, 1997.
H	Incorporated by reference to the Registrant’s Amended Annual Report on Form 10-K/A dated December 31, 1998.
I	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the Quarter ended March 31, 2000.
J	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PROCYTE CORPORATION
(REGISTRANT)

		By:	/s/ John F. Clifford
Date:	March 30, 2004		John F. Clifford
Chairman of the Board of Directors and Chief
Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ John F. Clifford	Chairman and Chief Executive Officer	March 30, 2004
John F. Clifford	(Principal Executive Officer)

/s/ John M. Hammer	Director	March 30, 2004
John Hammer

/s/ Matt L. Leavitt	Director	March 30, 2004
Matt L. Leavitt

/s/ Robert E. Patterson	Director	March 30, 2004
Robert E. Patterson

/s/ Robert W. Benson	Chief Financial Officer	March 30, 2004
Robert W. Benson	(Principal Financial Officer)