Form 10-Q
period 2004-03-31
PROCYTE CORP /WA/
filed 2004-05-17
CIK 856072

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934.

For the Quarterly Period Ended March 31, 2004

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

As of April 30, 2004, there were issued and outstanding 15,798,747 shares of common stock, par value $.01 per share.

ProCyte Corporation

Part I - Financial Information

Item 1. Condensed Consolidated Financial Statements (unaudited)

Balance Sheets - as of March 31, 2004 and December 31, 2003 (unaudited)

(in thousands)

	March 31, 2004	December 31, 2003
ASSETS
Current Assets
Cash and cash equivalents	$4,371	$3,796
Accounts receivable, net of allowance for doubtful accounts	1,516	1,336
Inventory	2,594	2,942
Prepaid and Other	230	289
Total current assets	8,711	8,363

Property and equipment
Equipment	322	315
Leasehold improvements	3,520	3,520
Less accumulated depreciation and amortization	(3,337)	(3,294)
Property and equipment, net	505	541

Intangible assets	3,212	3,212
Note due from related party, net	781	781
Deferred tax asset	7,042	7,068
Other assets	38	38
Total Assets	$20,289	$20,003

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable, trade	$509	$147
Accrued salaries and benefits	206	246
Other accrued liabilities	182	239
Deferred revenue	16	60
Total current liabilities	913	692
Other liabilities	93	93
Total Liabilities	1,006	785
Stockholders’ Equity
Common stock and additional paid-in-capital	85,434	85,419
Deferred compensation	(59)	(59)
Accumulated deficit	(66,092)	(66,142)
Stockholders’ Equity	19,283	19,218
Total Liabilities and Stockholders’ Equity	$20,289	$20,003

See notes to condensed consolidated financial statements

Statements of Operations - Three Months Ended March 31, 2004 and 2003 (unaudited)

(in thousands, except per share amounts)

	Three months ended March 31,
	2004	2003
Revenues
Product sales	$2,861	$2,882
Licenses and royalties	359	464
Total revenues	3,220	3,346
Cost of product sales	861	1,183
Gross profit	2,359	2,163

Operating Expenses
Marketing and selling	1,198	1,400
Research, general, and administrative	1,091	966
Total operating expenses	2,289	2,366

Operating income (loss)	70	(203)
Interest and other income	7	88

Net income before tax	77	(115)
Provision for income tax	(27)	(18)
Net income (loss)	$50	$(133)

Net earnings (loss) per share
Basic	$0.00	$(0.01)
Diluted	$0.00	$(0.01)

Shares used in per share computation
Basic	15,790	15,746
Diluted	16,048	15,746

See notes to condensed consolidated financial statements

Statements of Cash Flows – Three Months Ended March 31, 2004 and 2003 (unaudited)

(in thousands)

	Three months ended March 31,
	2004	2003
Operating Activities
Net income (loss)	$50	$(133)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	50	76
Amortization of deferred proceeds	—	(67)
Non-cash expense related to stock-based compensation	9	12
Amortization of promissory note discount	—	(8)
Change in deferred tax asset, net of change in valuation allowance	25	—
Amortization of deferred compensation	6	4
Change in operating assets and liabilities net of effects from purchase of spa products business:
Accounts receivable	(180)	(134)
Inventory	341	45
Prepaid and other	60	280
Accounts payable, trade	362	(77)
Accrued salaries and benefits	(40)	(247)
Other accrued liabilities	(57)	15
Deferred revenue	(44)	54
Other liabilities	—	2
Net cash provided by (used in) operating activities	582	(178)
Financing Activities
Proceeds from issuance of common stock	—	10
Investing Activities
Purchase of property and equipment	(7)	—
Decrease in other assets	—	—
Net cash used in investing activities	(7)	—
Net increase (decrease) in cash and cash equivalents	575	(168)
Cash and Cash Equivalents
At beginning of period	3,796	4,556
At end of period	$4,371	$4,388

See notes to condensed consolidated financial statements

Statements of Stockholders’ Equity – Three Months Ended March 31, 2004 (unaudited)

(in thousands)

				Additional Paid-in Capital	Deferred Compen- sation	Accumulated Deficit	Total
	Common Stock
	Shares	Par Value
Balance, December 31, 2003	15,783	$158		$85,261	$(59)	$(66,142)	$19,218
Shares issued under non-employee director stock plan	8	(*	)	9	—	—	9
Re-measurement of stock options granted to non-employees	—	—		6	(6)	—	—
Amortization of deferred compensation	—	—		—	6	—	6
Net income	—	—		—	—	50	50
Balance, March 31, 2004	15,791	$158		$85,276	$(59)	$(66,092)	$19,283

This statement contains rounding, and (*) is placed where the number rounds to less than $1,000.

See notes to condensed consolidated financial statements

ProCyte Corporation

Notes to Condensed Consolidated Financial Statements (unaudited)

1.              Basis of Presentation

The accompanying condensed consolidated financial statements (unaudited) include the accounts of ProCyte Corporation and its wholly-owned, subsidiaries, NextDerm, Inc. (a Delaware corporation) and NextDerm, Inc. (a Washington corporation) (collectively “ProCyte” or the “Company”), for the three month periods ended March 31, 2004 and 2003, and have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X.  Pursuant to such rules and regulations, the condensed consolidated financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for audited financial statements.  Accordingly, this financial information should be read in conjunction with the complete audited financial statements, including the notes thereto, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.  In the opinion of management, all material adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial statements have been included.  Interim results are not necessarily indicative of the results that may be expected for the year.

Goodwill

In accordance with Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets, the Company has elected to perform its annual testing of goodwill impairment as of March 31. As of March 31, 2004, the Company completed it’s goodwill impairment test and determined that there was no impairment.

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

The following table represents what the Company’s pro forma amounts of net income (loss) and net income (loss) per share would have been for the three months ended March 31, 2004 and 2003, had compensation expense for the Company’s stock options granted under the incentive compensation plan been recognized based upon the fair value of the awards granted.

	(in thousands, except per share amounts
	2004	2003
Net income (loss)	$50	$(133)
Stock option-based compensation expense (benefit) determined under fair value based method	(74)	127
Pro forma net income (loss)	$124	$(260)
Earnings (loss) per share:
As reported basic	$0.00	$(0.01)
As reported diluted	$0.00	$(0.01)
Pro forma basic	$0.01	$(0.02)
Pro forma diluted	$0.01	$(0.02)

The Company determined the fair value of stock options granted during the three months ended March 31, 2004 and 2003 using the Black-Scholes option pricing model and the following assumptions:

	Three months ended March 31,
Options Granted	2004	2003
Risk-free interest rate	2.44%-2.61%	2.81%
Expected option life (years)	6.00	6.00
Dividend yield	0.00	0.00
Expected volatility	62%-63%	62%

The Company determines stock option-based compensation cost on the best available estimate of the number of options that are expected to vest.  The Company reviews that estimate each period to determine if subsequent information indicates that actual forfeitures are likely to differ from initial estimates and has revised its estimates during the quarter ended March 31, 2004.  The adjustment in the cumulative expense related to unvested options resulted in a net reduction in compensation expense.

2.              Accounts Receivable

One customer represented greater than 10% of the net accounts receivable balance at March 31, 2004 and two customers each represented greater than 10% at December 31, 2003 as follows:

	March 31, 2004	December 31, 2003
Customer A	50%	46%
Customer B	8%	12%

The Company provided an allowance for uncollectible receivables in the amount of $78,000 and $102,000 at March 31, 2004 and December 31, 2003, respective1y.  The bad debt expense (recovery), net of recoveries of $1,000 in 2004 and $2,000 in 2003, was $(24,000) and $10,000 for the three months ended March 31, 2004 and 2003, respectively.  Accounts written off to the allowance amounted to $1,000 and $13,000 for the three month periods ended March 31, 2004 and 2003, respectively.

3.              Inventory

Inventory consisted of the following:

	(in thousands)
	March 31, 2004	December 31, 2003
Finished Goods	$1,961	$2,235
Work in process	413	406
Raw materials	220	301
Total	$2,594	$2,942

4.              Intangible Assets

Intangibles consisted of the following:

	(in thousands)
	March 31, 2004	December 31, 2003
Patents, net of amortization	$65	$70
Other intangibles, net of amortization	33	36
Goodwill	3,114	3,106
Intangible Assets, net	$3,212	$3,212

Patents are shown net of accumulated amortization of $225,000 and $221,000, at March 31, 2004 and December 31, 2003, respectively.  Patents are amortized over the term of the patent and the amortization expense related thereto was $4,000 for each of three-month periods ended March 31, 2004 and 2003, respectively.  Patent amortization expense is expected to be $16,000 for each of the years ending December 31, 2004 through 2007 and $6,000 for the year ending December 31, 2008.

Other intangible assets are shown net of accumulated amortization of $3,000 at March 31, 2004.  The assets consist of trademarks and customer list acquired from Annette Hanson, Inc. on December 30, 2003.  The trademarks and customer list are being amortized over their expected lives and the amortization expense related thereto was $3,000 for the three-month period ended March 31, 2004. The amortization expense is expected to be $12,000 for each of the years ending December 31, 2004 through 2006.

Intangible assets also include goodwill of $3.1 million at March 31, 2004 and December 31, 2003, respectively (Note 1).  The Company determined that it has one reporting unit, therefore, all of goodwill is deemed to be associated with ProCyte’s overall business operations.

5.              Federal and State Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. As of March 31, 2004 and December 31, 2003, a partial valuation reserve for tax benefits of net operating losses and a full valuation reserve for research and development tax credit carry forwards remains in place due to the uncertainty of realizing the full tax benefits of the net operating losses and tax credits as a result of their expiration.  The net change in the valuation allowance during the quarter ended March 31, 2004, was a reduction of $33,000.

As of March 31, 2004, the Company’s U.S. federal net operating loss and general business credit carry forward for income tax purposes were approximately $67.4 million and $1.6 million, respectively.  If not utilized, the federal net operating loss carry forward and tax credit carry forwards will expire between 2005 and 2021 as follows:

	(in thousands)
	Net operating loss	General business credits
2005	$2,002	$178
2006	3,928	133
2007	5,173	158
2008	7,912	242
Thereafter	48,422	865
Total	$67,437	$1,576

Future changes in ownership, as defined by Section 382 of the IRC, may limit the amount of net operating loss carry forward used in any one year.

6.              Earnings per share

Basic and diluted per share results for all periods presented were computed based on the net earnings for the respective periods.  The weighted average number of common shares outstanding during the period was used in the calculation of basic earnings per share.  In accordance with FAS 128, “Earnings Per Share,” the weighted average number of common shares used in the calculation of diluted per share amounts is adjusted for the dilutive effects of stock options based on the treasury stock method only if an entity records earnings from operations, as such adjustments would otherwise be anti-dilutive to earnings per share from operations.  For the three months ended March 31, 2004, 257,826 dilutive stock options were included in the calculation of average number of common shares outstanding for diluted computations.  For the three month periods ended March 31, 2004 and 2003, options and warrants to purchase 1,602,670 shares and 2,270,597 shares of common stock, respectively, were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive either because the exercise prices were greater than the average fair market value of our stock for the period of $1.17 and $1.25, respectively, or there was a net loss for the period.

7.              Stock Options

The Company has stock option plans for directors, officers, employees and consultants that provide for grants of nonqualified and incentive stock options.  Options generally are granted at fair market value, expire between five and ten years from grant date and vest ratably over one to three years.

The following table summarizes information about stock option activity in three-month periods ended March 31, 2004 and 2003:

	2004		2003
Items	Number of Options	Wtd. Avg. Exercise Price	Number of Options	Wtd. Avg. Exercise Price
Outstanding, beginning of year	2,570,167	$1.41	2,185,335	$1.57
Granted	66,000	$1.11	97,500	$1.31
Exercised	—	$—	(12,000)	$0.86
Canceled or expired	(91,167)	$1.59	(45,501)	$1.55
Outstanding, March 31,	2,545,000	$1.39	2,225,334	$1.56
Exercisable, March 31,	1,835,681	$1.47	1,436,347	$1.61

The options outstanding at March 31, 2004 consisted of the following:

Range of exercise prices	Number of Options Outstanding	Wtd. Avg. Remaining Life	Wtd. Avg. Exercise Price	Number of Options Exercisable	Wtd. Avg. Exercise Price
$ 0.49 - $0.78	564,000	5.82	$0.74	564,000	$0.74
$ 0.77 - $1.09	517,500	8.53	$1.02	135,000	$0.94
$ 1.11 - $1.30	515,000	7.34	$1.24	319,671	$1.25
$ 1.31 - $1.83	565,000	7.11	$1.58	433,510	$1.60
$ 2.16 - $3.44	383,500	1.89	$2.78	383,500	$2.78
$ 0.49 - $3.44	2,545,000	6.37	$1.39	1,835,681	$1.47

At March 31, 2004 there were 92,662 shares reserved for issuance under the Company’s 1996 Stock Option Plan.

The weighted average fair value of options granted during the three-month periods ended March 31, 2004 and 2003 was approximately $0.66 and $0.79, respectively.

8.              Related Party Disclosure

The Company holds a promissory note in the principal amount of $2 million from Emerald Pharmaceutical L.P. (“Emerald”), which it received as partial consideration for the sale of its contract manufacturing operations in 2001.  The note is secured by a security agreement covering all tangible assets and bears interest equal to the effective yield on the 10 Year US Treasury Note, which is adjusted quarterly.  The average yield for the quarter ended March 31, 2004 was 3.85%.  Emerald is required to make monthly interest-only payments until July 2005, when it is required to begin making annual principal payments of $286,000.  The Company also received a minority limited partnership interest in Emerald as part of consideration received in the sale.  As part of the agreement, ProCyte subleases a portion of its current 34,532 square foot leased facility, including existing leasehold improvements, to Emerald.  A portion of the proceeds from the sale in the amount of $1.6 million was determined to represent consideration for Emerald’s use of the leasehold improvements, and is being recognized over the term of the sublease.

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

Management estimated the impairment of the note receivable based upon probability weighted fair values of expected future cash flows discounted at the loan’s effective rate compared to the current value of the note after reducing the note by the $949,000 unamortized balance of deferred gain on the original sale.  Management estimated the impairment of the leasehold improvements based upon their expected present values using multiple cash flow scenarios that reflected the range of possible outcomes at a risk free rate.  Management also determined that its partnership interest had no probable value.  The Company recorded the impairment in December 2003.  The adjustment was based upon estimates, which could vary significantly from the amounts that the Company may ultimately realize for these assets if the actual events differ significantly from our estimates and expectations.

Until Emerald suspended operations in February 2004, ProCyte engaged Emerald to manufacturing copper peptide compounds, and to perform incoming quality testing and other analytical services.  Emerald billed ProCyte a total of $19,000 and $769,000 for the three-month periods ended March 31, 2004 and 2003, respectively, for such products and services.  ProCyte has second sources for these products and services at prices that do not materially differ from those charged by Emerald.  ProCyte had no trade payables to Emerald at March 31, 2004 and December 31, 2003.

One of the Company’s Directors also serves as Chairman and Chief Executive Officer of one of ProCyte’s customers.  ProCyte’s sales to the customer were $152,000 and $188,000 for the three-month periods ended March 31, 2004 and 2003, respectively.  The customer’s trade receivable balances were $115,000 and $165,000 on March 31, 2004 and December 31, 2003, respectively.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains forward-looking statements. These statements relate to future events or future financial performance.  In some cases you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “intend,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “propose” or “continue,” the negative of these terms, or other terminology.  These statements are only predictions.  Actual events or results may differ materially.  In evaluating these statements, you should specifically consider various factors described below in the section entitled “Additional Information About the Company’s Business; Risk Factors .” These factors may cause our actual results to differ materially from any forward-looking statement.

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

Recent Events

On December 30, 2003 ProCyte completed the purchase of the principal assets of Annette Hanson, Inc.  Ms. Hanson’s business, focused on the spa and salon markets, has sold products containing ProCyte’s technology under the Simple Solutions® brand since April 2002.  Included in the purchase were receivables, inventory, selected equipment, brand names, trademarks, the customer list and the assumption of a facility lease.  ProCyte believes that the acquisition will enable the Company to leverage its copper peptide technology and sales and marketing expertise into the spa products market.  During the first quarter of 2004, ProCyte began integrating the spa distribution business into the Company’s operations and hired sales representatives to focus on the spa market.  Based on the historical annualized revenues of Ms. Hanson’s spa products distribution business before the acquisition and assuming that expected product synergies occur as a result of the acquisition, ProCyte believes the acquisition will be accretive by the second half of 2004.

In February 2004, the General Partner of Emerald Pharmaceutical LP (“Emerald”) informed the Company that Emerald had suspended operations and terminated all employees in an effort to conserve remaining capital while it sought other entities to operate or purchase the facility.  After review of the facts currently available, management determined that it is probable that certain assets have been impaired.  Therefore, the Company recorded a charge to 2003 earnings of $637,000.  The charge is based upon estimates, which could vary significantly, either favorably or unfavorably, from the amounts that the Company may ultimately realize for these assets if the actual events differ significantly from our estimates and expectations.

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

Under the guidance of SFAS 142, “Goodwill and Other Intangible Assets,” we analyze whether the fair value of recorded goodwill is impaired on an annual basis.  Application of the goodwill impairment test requires judgment, including the identification of reporting units and determining the fair value of each reporting unit.  Significant judgments required to estimate the fair value of reporting units include estimating future cash flows, determining appropriate discount rates and other assumptions. Changes in these estimates and assumptions could materially affect the determination of fair value.

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

The Company records impairment losses on long-lived assets used in operations when events and circumstances indicate that assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount of those assets.  Estimation of future values for the long-lived assets require a significant amount of judgment related to assessing the possible outcomes and the timing related to each outcome.  The adjustments are estimates, which could vary significantly, either favorably or unfavorably, from the amounts that the Company may ultimately realize for these assets if the actual events differ significantly from our estimates and expectations.

Results of Operations

Three Months Ended March 31, 2004 and 2003

Revenue

	Three Months Ended March 31,
	2004	2003	% Change
Products	$2,421	$1,959	24%
Copper peptide compound	440	923	(52)%
Royalties	359	464	(23)%
	$3,220	$3,346	(4)%

Product revenues for the first quarter of 2004 increased $461,000, or 24 percent over the first quarter of 2003.  The increase was primarily due to a 18 percent increase in sales to physicians and distributors and the additional sales related to the spa distribution business included in the 2004 quarter.  In addition, product revenues in the first quarter of 2003 had been impacted by the slowdown in patient traffic experienced by our dermatology, plastic and cosmetic surgery customers at the beginning of the 2003 year.  Product revenues began recovering during the second half of 2003, in part reflecting certain actions taken such as changing our hiring profile for sales representatives, increasing sales training and expanding customer education programs. Sales to physicians and distributors increased by 6 percent in the fourth quarter of 2003 over the third quarter and increased 11 percent in the first quarter of 2004 over the fourth quarter of 2003.

Copper peptide compound shipments are driven by the purchasing patterns of our largest licensee, Neutrogena, which can vary based upon production cycles, adjustments in safety stock and other factors beyond our control.  Neutrogena ordered more copper peptide compound in the fourth quarter of 2002 and first quarter of 2003 than in any other quarter during the agreement. As a result of the unusually high 2003 shipments, copper peptide compound sales were 52 percent lower in the 2004 quarter.

Royalty revenue is based upon sales generated by our licensees.  Royalty revenues may fluctuate from quarter to quarter, due to the licensees’ timing of new market launches, special promotions and other factors beyond the Company’s control.  Royalties received from Neutrogena in the first quarter of 2004 were 23 percent lower than the 2003 quarter principally due to a large one-time customer shipment by Neutrogena in the 2003 first quarter.  Upon the expiration of the underlying patent in February 2005, the agreement specifies that lower royalty percentages be used for the remaining term, the impact of which is a reduction in the average effective royalty rate of approximately 32 percent. The actual amount of royalty income recognized in future periods is dependent upon the royalty percentages in effect during the period and the actual applicable sales reported by Neutrogena, which can vary from quarter to quarter.  Therefore the historical growth in royalty revenue may not be an indication of future results.

Gross Profit

While revenues for the 2004 first quarter were 4 percent less than 2003 first quarter, gross profit for 2004 period increased by $196,000, or 9 percent, to $2.4 million.  Gross margin for the 2004 quarter was 73 percent as compared to 65 percent in the 2003 quarter.  The increase in gross profit dollars and gross margin percentage is primarily due to the change in revenue mix in favor of having greater product sales versus copper peptide compound sales.  Total gross margin is sensitive to the revenue mix of packaged products, copper peptide compound and royalty revenue and will vary from period to period as a result.

Operating Expenses

	Three Months Ended March 31,
	2004	2003	% Change
Marketing and selling	1,198	1,400	(14)%
Research, general and administrative	1,091	966	13%
Total operating expenses	$2,289	$2,366	(3)%

Marketing and selling expenses for the 2004 quarter decreased primarily due to $608,000 in costs related to the development and testing of an infomercial included in the 2003 quarter and not repeated in 2004.  This decrease was partially offset by increases in salary and benefit costs due to higher average headcount in the 2004 quarter, an increase in commission expense related to the 2004 sales increase and $135,000 of expenses related to the operation of the spa distribution business in the 2004 quarter.

Research, general and administrative expenses for the 2004 quarter increased 13 percent over the comparable 2003 period.  This was primarily due to Emerald not making rental and other payments of $91,000 under its sublease and other agreements with ProCyte because of Emerald’s cessation of business operations in February 2004.  In addition, compensation, employee benefit and recruiting expenses increased due to the addition of personnel and general market increases, operating costs increased due to higher shipping volume and the addition of spa operations in the first quarter of 2004.  These increased expenses were generally offset by a decrease in legal and bad debt expenses.

Interest and Other Income

Interest and other income earned during the first quarter of 2004 decreased $81,000 to $7,000 primarily due to a one-time termination settlement of $50,000 received from Merck KGaA in the first quarter of 2003 and a decrease of $28,000 of interest income not recognized on the Emerald note due to Emerald’s suspension of operations.

Net Income

For the quarter ended March 31, 2004, ProCyte reported net income of $50,000 as compared to net loss of $133,000 for the 2003 period.  This increase was primarily due to the increase in gross profit from the improvement in product sales while keeping expenses comparable, as a percentage of total revenue, to the prior year.

Liquidity and Capital Resources

The Company relies primarily on cash flow from operations to fund its operations and capital expenditures.  At March 31, 2004, the Company had approximately $4.4 million in cash and cash equivalents, compared to $3.8 million at December 31, 2003.  The net change in cash and cash equivalents during the first quarter of 2004 reflects a net increase in cash of $575,000, generated primarily by operations. The significant components of this positive cash increase are from the net reduction of the Company’s copper peptide compound inventory during the quarter and from the increase in trade payables at quarter end related to inventory received in March 2004.  Positive cash generated was partially offset by the payment of the 2003 management bonuses in March 2004 and the reduction in cash flow from Emerald as discussed below.  We may see fluctuations in operating cash flows in future periods as they depend in large part on the timing of deposits received from our licensees and their initiation of new product introductions and the timing of shipments to and payments received from our customers.

As of December 30, 2003, the Company completed the acquisition of Annette Hanson, Inc.  ProCyte believes that this acquisition will enable the Company to leverage its copper peptide technologies and sales and marketing expertise into the spa products market.  The acquisition has not required material cash infusion during the first quarter of 2004 and, based on the historical annualized revenues of Ms. Hanson’s spa products distribution business before the acquisition and assuming that expected product synergies occur as a result of the acquisition, ProCyte believes additional cash, if any, needed to ramp up the acquired business operations will not be material and that the spa products distribution operations could generate positive cash flow in the second half of 2004.

As of February 2004, Emerald Pharmaceuticals, L.P. suspended operations and in fiscal 2003 ProCyte recorded an impairment related to its $2.0 million note receivable due to the uncertainty that the full amount will be collected.  Emerald also leases its facility from ProCyte under an operating sublease.  ProCyte is not receiving the interest and rental payments due under its agreements with Emerald and it is uncertain as to when, if ever, Emerald will be able to resume such payments.  Therefore, cash flow from operations has been reduced by $50,000 per month as compared to the quarter ended March 31, 2003, which will continue until such time as Emerald can resume making payments or the matter is otherwise resolved through sale or securing a replacement sub lessee.  In addition, if Emerald should liquidate, ProCyte will incur additional operating expenses for electrical, maintenance and security costs associated with the portion of the facility it subleases to Emerald, which management currently estimates to be $5,000 per month.  In addition, ProCyte may be required to take back the facility to protect the Company’s collateral and other interests.  If this action becomes necessary, ProCyte may, based on information currently available, become responsible for facility related obligations left unpaid by Emerald of between $35,000 and $115,000.

The Company believes that its existing cash and cash equivalents and interest thereon, will be sufficient to meet its working capital requirements for at least the next two years.  However, there can be no assurance that the underlying assumed levels of revenue and expense will prove accurate.  The Company’s actual cash requirements will depend upon numerous factors, including, the levels of resources that the Company devotes to taking advantage of strategic acquisitions and/or establishing and maintaining marketing, sales and distribution capabilities, the emergence of competitive products and other adverse market developments, the timing and amount of revenues and expense reimbursements resulting from relationships with third parties, the Company’s degree of success in commercializing new products and the cost of preparing, filing, prosecuting, maintaining and enforcing patent claims and intellectual property rights, and actions by regulatory authorities.  The Company will depend on product revenues, royalties and license fees, interest income, equity financing, and funding from corporate alliances to meet its future capital needs.  See “Additional Information About the Company’s Business; Risk Factors.”

Additional Information About the Company’s Business; Risk Factors

Loss of or Reduction in Orders by Significant Customers Could Adversely Affect Our Net Revenues and Results of Operations

Although the Company’s customer base is made up of a large number of customers, Neutrogena accounted for approximately 25 percent of the Company’s net revenue during the first quarter of 2004 and our top 10 customers comprised approximately 36 percent of such net revenues.  Any decrease in or loss of revenues from these customers could have an adverse effect on our net revenues and results of operations or impair our ability to increase net revenues.  The Neutrogena technology license agreement expires in April 2010, however the royalty payments related to each territory continue for a period not less than a five-years from the date products were first sold in each territory, which may extend the royalty period beyond 2010 for certain territories.  Royalty revenue from the Neutrogena license agreement accounted for 11 percent and 14 percent of the Company’s net revenues in the first quarter of 2004 and 2003, respectively.  The patent related to the Neutrogena license agreement expires February 5, 2005, the effect of which will be a reduction in the percentage paid as royalty during the remaining royalty period as set forth in the agreement.  Revenues from sale of copper peptide compound to Neutrogena pursuant to a related supply agreement, accounted for 14 percent and 28 percent of net revenues in the first quarter of 2004 and 2003, respectively. The supply agreement expires in April 2005, with extensions for additional two-year terms by mutual consent of the parties up to April 2010.  There can be no assurance that this agreement will be extended beyond April 2005, or if extended, that it will be extended to April 2010.  Also, the timing of copper peptide compound shipments are driven by Neutrogena’s purchasing patterns, which can vary based upon production cycles, adjustments in safety stock and other factors beyond our control, causing the revenue from copper peptide compound sales to fluctuate from quarter to quarter.

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

Dependence on and Management of Existing and Future Corporate Alliances

The successful commercialization of the Company’s existing and future products in the mass retail, prestige, specialty retail, and home shopping categories and wound care markets will depend upon ProCyte’s ability to enter into and effectively manage corporate alliances.  There can be no assurance that the Company will be successful in establishing corporate alliances in the future, or that it will be successful in performing and maintaining existing or any future corporate alliances.  Moreover, there can be no assurance that the interests and motivations of any distributor, licensee or other alliance party would be or remain consistent with those of the Company, or that the Company and such distributors,  licensees or alliance party will successfully perform the necessary technology transfer, clinical development, regulatory compliance, manufacturing, marketing, commercialization and other obligations under their agreements. Any of these failures could have a material adverse effect on the Company’s business, financial condition and results of operations.

Recent Profitability; Profitability May Fluctuate in Future Periods

The Company has been marketing products based on its proprietary copper peptide technology since 1996.  In addition to sales of products based on its proprietary copper peptide technology, the Company’s revenues have historically included sales of non-proprietary products, license fees and royalties, revenue from contract manufacturing and interest income.  The contract manufacturing operation was sold in July 2001.  During fiscal 2002, the Company reported net profits and positive cash flow from operations for the first time in its operating history.  During 2003, the Company reported net income before tax benefit and break even cash flow from operations.  During the first quarter of 2004, the company reported net profits and positive cash flow from operations.  Attaining consistent profitability is dependent upon a wide variety of factors, including successfully manufacturing and marketing of the Company’s products, entering into and maintaining agreements with third parties for commercialization of the Company’s products, successfully licensing the Company’s products and technology and general economic conditions, including those which affect demand for the services of our dermatologist, plastic and cosmetic surgery customers.  Payments under corporate alliances and licensing arrangements may be subject to fluctuations in both timing and amounts and therefore the level of profitability may vary significantly from quarter to quarter.

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

Need for Additional Capital

The Company generated positive cash from operations in the first quarter ended March 31, 2004 and break even cash flow from operations in 2003.  The Company currently expects that it will generate positive cash flow from operations in 2004.  As of March 31, 2004, the Company had cash, and cash equivalents of $4.4 million.  The Company estimates that, at its planned rate of spending, its existing cash and cash equivalents and the interest income thereon will be sufficient to meet its operating and capital requirements for at least the next two years.  There can be no assurance, however, that our underlying assumed levels of revenue and expense will prove accurate.  Whether or not these assumptions prove to be accurate, the Company may need to raise additional capital as the Company may require additional funds to expand or enhance its sales and marketing activities, to accelerate product development, or acquire a product line or company.  The Company may be required to seek this additional funding through public or private financing, including equity financing, or through collaborative arrangements.  Adequate funds for these purposes, whether obtained through financial markets or from collaborative or other arrangements, may not be available when needed or may not be available on terms favorable to the Company.  If we issue equity securities to raise additional funds, dilution to existing shareholders will result.  If funding is insufficient at any time in the future, the Company may be required to: delay, scale back or eliminate some or all of its marketing and research and development programs; or license to third parties the rights to commercialize products or technologies that the Company would otherwise seek to develop on its own.  Furthermore, the terms of any such license agreements or asset sales might be less favorable than if the Company were negotiating from a stronger position.

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

ProCyte’s success depends, in part, upon its ability to protect its products, technology and trademarks under intellectual property laws in the United States and abroad.  The Company receives a significant amount of its revenue from technology licensing agreements, which are dependent upon patents, and expects to continue licensing its technology for certain markets.  Royalty revenue from the Neutrogena license agreement accounted for 11 percent and 14 percent of the Company’s net revenues in the first quarter of 2004 and 2003, respectively and is based upon Neutrogena’s applicable sales, as set forth in the agreement, multiplied by specified royalty percentages.  The patent related to the Neutrogena license agreement expires February 5, 2005.  Upon expiration of this patent, the agreement specifies that lower royalty percentages be used for the remaining term, the impact of which is a reduction in the average effective royalty rate of approximately 32 percent.  The actual amount of royalty income recognized in future periods is dependent upon the royalty percentages in effect during the period and the actual applicable sales reported by Neutrogena, which can vary from quarter to quarter.  The expiration of the patent would also allow others, including Neutrogena, to manufacture the compound.  The supply agreement expires in April 2005, with extensions for additional two-year terms by mutual consent of the parties up to April 2010.  There can be no assurance that this agreement will be extended beyond April 2005, or if extended, that it will be extended to April 2010.

As of April 30, 2004, the Company had 19 issued US patents expiring between 2005 and 2017, numerous issued foreign patents and patent registrations, and 11 patents applied for of which 4 were published and pending action by the United States Patent & Trademark Office.  The patents relate to use of the Company’s copper peptide-based technology for a variety of healthcare applications, and to the composition of certain biologically active, synthesized compounds.  The Company’s strategy has been to apply for patent protection for certain compounds and their discovered uses that are believed to have potential commercial value in countries that offer significant market potential.  There can be no assurance that patent applications relating to the technology used by the Company will result in patents being issued.  Nor can there be any assurance that any patent issued to the Company will not be subject to further proceedings limiting the scope of the rights under the patent or that such patent will provide a competitive advantage, will afford protection against competitors with similar technology, or will not be successfully challenged, invalidated or circumvented by competitors.

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

The Company also relies upon non-patented proprietary technology.  There can be no assurance that the Company can meaningfully protect its rights to such non-patented technology, that any obligation to maintain the confidentiality of such proprietary technology will not be breached by employees, consultants, collaborators or others or that others will not independently develop or acquire substantially equivalent technology.  To the extent that licensees or consultants apply Company technological information independently developed by them or by others to Company projects or apply Company technology or know-how to other projects, disputes may arise as to the ownership of proprietary rights to such information.  Any failure to protect non-patented proprietary technology or any breach of obligations designed to protect such technology or development of equivalent technology may have a material adverse effect on the Company’s business, financial condition and results of operations.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

For a discussion of our market risks, refer to the Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in our Annual Report on Form 10-K for the year ended December 31, 2003. There have been no material changes to the information provided that would require additional information with respect to the three months ended March 31, 2004.

Item 4.  Controls and Procedures

As of the end of the period covered by this report, the Company conducted an evaluation, under the supervision and with the participation of its principal executive officer and principal financial officer, of the effectiveness and design of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)).  Based on this evaluation, the principal executive officer and principal financial officer concluded that these disclosure controls and procedures were effective as of March 31, 2004, in ensuring that all material information required to be disclosed in reports that the Company files or submits under the Exchange Act have been made known to them in a timely fashion.

There were no changes in the Company’s internal controls over financial reporting during the first quarter of 2004 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II - Other Information

Item 1.  Legal Proceedings

Not applicable.

Item 2.  Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

Not applicable.

Item 3.  Defaults Upon Senior Securities

Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5.  Other Information

Not applicable.

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits

See Exhibit Index below.

(b) Reports on Form 8-K

Form 8-K filed March 4, 2004 announcing the Company’s earnings for the fourth quarter and year ended December 31, 2003.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ProCyte Corporation

Date: May 17, 2004	By:	/s/ John F. Clifford

John F. Clifford, Chairman and CEO

Date: May 17, 2004	By:	/s/ Robert W. Benson

Robert W. Benson, Chief Financial Officer

Exhibit Index

Exhibit		Description	Note
3.1		Restated Articles of Incorporation of the Registrant	A
3.2		Restated Bylaws of the Registrant	A
4.1		Rights Agreement between the Registrant and American Securities Transfer and Trust as of December 7, 1994	G
10	.1*	1987 Stock Benefit Plan of ProCyte Corporation	A
10	.2*	ProCyte Corporation 1989 Restated Stock Option Plan	B
10	.3*	ProCyte Corporation 1991 Restated Stock Option Plan for Non-employee Directors and amendments thereto	D
10	.4†	Teachers Insurance & Annuity Association Lease dated as of October 1, 1993 and second amendment thereto dated February 28, 1997	D
10	.5*	1996 Stock Option Plan	D
10	.6*	ProCyte Corporation 1998 Non-employee Director Stock Plan	F
10	.7*	Change of Control Agreement for Ms. Robin Carmichael	F
10	.8*	Change of Control Agreement for Mr. John Clifford	D
10	.13*	Form of Indemnity Agreement dated February 23, 1995 between the Registrant and each of Dr. Blake, Mr. Patterson and Mr. Clifford.	C
10	.14*	Form of Indemnity Agreement between ProCyte Corporation and each of various of its Officers and Directors	F
10	.15*	Form of Severance Agreement for Mr. John Clifford	D
10	.16*	Form of Promissory Note between ProCyte Corporation and Mr. John Clifford	H
10	.17†	License Agreement dated April 19, 2000 between ProCyte Corporation and Neutrogena Corporation	I
31.1		Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	J
31.2		Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	J
32.1		Section 1350 Certification of Chief Executive Officer	J
32.2		Section 1350 Certification of Chief Financial Officer	J

*	Management contract or compensatory plan or arrangement.
†	Confidential treatment has been granted or requested with respect to portions of this exhibit.
A	Incorporated by reference to the Registrant’s Registration Statement of Form S-1 (No. 33-31353).
B	Incorporated by reference to the Registrant’s Registration Statement of Form S-1 (No. 33-46364).
C	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1994.
D	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1996.
F	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 1998.
G	Incorporated by reference to the Registrant’s Amended Annual Report on Form 10-K/A dated December 31, 1997.
H	Incorporated by reference to the Registrant’s Amended Annual Report on Form 10-K/A dated December 31, 1998.
I	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the Quarter ended March 31, 2000.
J	Filed herewith.