Form 10-Q
period 2004-06-30
PROCYTE CORP /WA/
filed 2004-08-12
CIK 856072

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934.

For the Quarterly Period Ended June 30, 2004

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

Yes ☐                                                                                     No ☒

As of July 31, 2004, there were issued and outstanding 15,807,171 shares of common stock, par value $.01 per share.

ProCyte Corporation

Part I - Financial Information

Item 1. Condensed Consolidated Financial Statements (unaudited)

Balance Sheets - as of June 30, 2004 and December 31, 2003 (unaudited)

(in thousands)

	June 30, 2004	December 31, 2003
ASSETS
Current Assets
Cash and cash equivalents	$5,729	$3,796
Accounts receivable, net of allowance for doubtful accounts	1,202	1,336
Inventory	2,625	2,942
Prepaid and other	217	289
Total current assets	9,773	8,363

Property and equipment
Equipment	325	315
Leasehold improvements	3,226	3,520
Less accumulated depreciation and amortization	(3,380)	(3,294)
Property and equipment, net	171	541

Intangible assets	3,205	3,212
Note due from related party, net	781	781
Deferred tax asset	7,055	7,068
Other assets	38	38
Total Assets	$21,023	$20,003

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable, trade	$631	$147
Accrued salaries and benefits	310	246
Other accrued liabilities	195	239
Deferred revenue	527	60
Total current liabilities	1,663	692
Other liabilities	93	93
Total Liabilities	1,756	785
Stockholders’ Equity
Common stock and additional paid-in-capital	85,440	85,419
Deferred compensation	(52)	(59)
Accumulated deficit	(66,121)	(66,142)
Stockholders’ Equity	19,267	19,218
Total Liabilities and Stockholders’ Equity	$21,023	$20,003

See notes to condensed consolidated financial statements

Statements of Operations - Three and Six Months Ended June 30, 2004 and 2003 (unaudited)

(in thousands, except per share amounts)

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Revenues
Product sales	$3,454	$2,313	$6,315	$5,195
Licenses and royalties	230	319	589	783
Total revenues	3,684	2,632	6,904	5,978
Cost of product sales	1,157	619	2,018	1,802
Gross profit	2,527	2,013	4,886	4,176

Operating Expenses
Marketing and selling	1,260	814	2,458	2,213
Research, general, and administrative	1,057	967	2,148	1,934
Loss on asset impairment	294	—	294	—
Total operating expenses	2,611	1,781	4,900	4,147
Operating income (loss)	(84)	232	(14)	29
Interest and other income	43	37	50	125
Net income (loss) before tax	(41)	269	36	154
Provision (benefit) for income tax	(12)	—	15	18
Net income (loss)	$(29)	$269	$21	$136

Net earnings per share
Basic	$0.00	$0.02	$0.00	$0.01
Diluted	$0.00	$0.02	$0.00	$0.01

Shares used in per share computation
Basic	15,798	15,765	15,795	15,755
Diluted	15,798	16,040	16,030	15,979

See notes to condensed consolidated financial statements

Statements of Cash Flows – Six Months Ended June 30, 2004 and 2003 (unaudited)

(in thousands)

	Six months ended June 30,
	2004	2003
Operating Activities
Net income	$21	$136
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	100	153
Amortization of deferred proceeds	—	(134)
Non-cash expense related to stock-based compensation	18	24
Amortization of promissory note discount	—	(16)
Change in deferred tax asset, net of change in valuation allowance	13	—
Amortization of deferred compensation	10	4
Loss on asset impairment	294	—

Change in operating assets and liabilities:
Accounts receivable	134	152
Inventory	310	(385)
Prepaid and other	72	171
Accounts payable, trade	484	48
Accrued salaries and benefits	64	(126)
Other accrued liabilities	(44)	(64)
Deferred revenue	467	(2)
Other liabilities	—	2
Net cash provided by (used in) operating activities	1,943	(37)

Financing Activities
Proceeds from issuance of common stock	—	10

Investing Activities
Purchase of property and equipment	(10)	(47)
Net increase (decrease) in cash and cash equivalents	1,933	(74)

Cash and Cash Equivalents
At beginning of period	3,796	4,556
At end of period	$5,729	$4,482

See notes to condensed consolidated financial statements

Statements of Stockholders’ Equity - Six Months Ended June 30, 2004 (unaudited)

(in thousands)

	Common Stock			Additional Paid-in	Deferred Compen-	Accumulated
	Shares	Par Value		Capital	sation	Deficit	Total
Balance, December 31, 2003	15,783	$158		$85,261	$(59)	$(66,142)	$19,218
Shares issued under non-employee director stock plan	16	(*	)	18	—	—	18
Re-measurement of stock options granted to non-employees	—	—		3	(3)	—	—
Amortization of deferred compensation	—	—		—	10	—	10
Net income	—	—		—	—	21	21
Balance, June 30, 2004	15,799	$158		$85,282	$(52)	$(66,121)	$19,267

This statement contains rounding, and (*) is placed where the number rounds to less than $1,000.

See notes to condensed consolidated financial statements

ProCyte Corporation

Notes to Condensed Consolidated Financial Statements (unaudited)

1.              Basis of Presentation

The accompanying condensed consolidated financial statements (unaudited) include the accounts of ProCyte Corporation and its wholly-owned subsidiaries, NextDerm, Inc. (a Delaware corporation) and NextDerm, Inc. (a Washington corporation) (collectively “ProCyte” or the “Company”), for the three and six month periods ended June 30, 2004 and 2003, and have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X.  Pursuant to such rules and regulations, the condensed consolidated financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for audited financial statements.  Accordingly, this financial information should be read in conjunction with the complete audited financial statements, including the notes thereto, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.  In the opinion of management, all material adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial statements have been included.  Interim results are not necessarily indicative of the results that may be expected for the year.

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

The following table represents what the Company’s pro forma amounts of net income (loss) and net income (loss) per share would have been for the three and six months ended June 30, 2004 and 2003, had compensation expense for the Company’s stock options granted under the incentive compensation plan been recognized based upon the fair value of the awards granted.

	(in thousands, except per share amounts)
	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Net income (loss), as reported	$(29)	$269	$21	$136
Stock option-based compensation (expense) benefit determined under fair value-based method	(63)	(90)	11	(217)
Pro forma net income (loss)	$(92)	$179	$32	$(81)
Earnings per share:
As reported basic	$0.00	$0.02	$0.00	$0.01
As reported diluted	$0.00	$0.02	$0.00	$0.01
Pro forma basic	$(0.01)	$0.01	$0.00	$(0.01)
Pro forma diluted	$(0.01)	$0.01	$0.00	$(0.01)

The Company determined the fair value of stock options granted during the three and six months ended June 30, 2004 and 2003 using the Black-Scholes option pricing model and the following assumptions:

	Three months ended June 30,		Six months ended June 30,
Options Granted	2004	2003	2004	2003
Risk-free interest rate	2.49%	2.58%-2.69%	2.44%-2.61%	2.58%-2.81%
Expected option life (years)	6.00	6.00	6.00	6.00
Dividend yield	0.00	0.00	0.00	0.00
Expected volatility	63%	59%-62%	62%-63%	59%-62%

2.              Accounts Receivable

Two customers represented greater than 10% of the net accounts receivable balance at June 30, 2004 and December 31, 2003 as follows:

	June 30, 2004	December 31, 2003
Customer A	26%	46%
Customer B	14%	—
Customer C	7%	12%

The Company provided an allowance for uncollectible receivables in the amount of $11,000 and $102,000 at June 30, 2004 and December 31, 2003, respective1y.  The bad debt expense, net of recoveries of $133,000 in 2004 and $3,000 in 2003, was a benefit of $187,000 and an expense of $19,000 for the three months ended June 30, 2004 and 2003, respectively.  The bad debt expense, net of recoveries of $134,000 in 2004 and $5,000 in 2003, was a benefit of $211,000 and an expense of $29,000 for the six months ended June 30, 2004 and 2003, respectively.  Accounts written off to the allowance amounted to $12,000 and $1,000 for the three-month periods ended June 30, 2004 and 2003, respectively.  Accounts written off to the allowance account amounted to $13,000 and $13,000 for the six-month periods ended June 30, 2004 and 2003, respectively.

3.              Inventory

Inventory consisted of the following:

	(in thousands)
	June 30, 2004	December 31, 2003
Finished Goods	$2,074	$2,235
Work in process	333	406
Raw materials	218	301
Total	$2,625	$2,942

4.              Intangible Assets

Intangible assets consisted of the following:

	(in thousands)
	June 30, 2004	December 31, 2003
Patents, net of amortization	$61	$70
Other intangibles, net of amortization	30	36
Goodwill	3,114	3,106
Intangible Assets, net	$3,205	$3,212

Patents are shown net of accumulated amortization of $229,000 and $221,000, at June 30, 2004 and December 31, 2003, respectively.  Patents are amortized over the term of the patent and the amortization expense related thereto was $4,000 for each of the three-month periods ended June 30, 2004 and 2003, respectively and $8,000 for each of the six-month periods ended June 30, 2004 and 2003, respectively.  Patent amortization expense is expected to be $16,000 for each of the years ending December 31, 2004 through 2007 and $6,000 for the year ending December 31, 2008.

Other intangible assets are shown net of accumulated amortization of $6,000 at June 30, 2004.  The assets consist of trademarks and a customer list acquired from Annette Hanson, Inc. on December 30, 2003.  The trademarks and customer list are being amortized over their expected lives and the amortization expense related thereto was $3,000 and $6,000 for the three and six months periods ended June 30, 2004, respectively. The amortization expense is expected to be $12,000 for each of the years ending December 31, 2004 through 2006.

Intangible assets also include goodwill of $3.1 million at June 30, 2004 and December 31, 2003.  The Company determined that it has one reporting unit, therefore, all of the goodwill is deemed to be associated with ProCyte’s overall business operations.

5.              Federal and State Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. As of June 30, 2004 and December 31, 2003, a partial valuation reserve for tax benefits of net operating losses and a full valuation reserve for research and development tax credit carry forwards remains in place due to the uncertainty of realizing the full tax benefits of the net operating losses and tax credits as a result of their expiration.  The net changes in the valuation allowance during the six months ended

June 30, 2004, and the year ended December 31, 2003, were a reduction of $33,000 and $7.9 million, respectively.

As of June 30, 2004, the Company’s U.S. federal net operating loss and general business credit carry forward for income tax purposes were approximately $67.4 million and $1.6 million, respectively.  If not utilized, the federal net operating loss carry forward and tax credit carry forwards will expire between 2005 and 2021 as follows:

	(in thousands)
	Net operating loss	General business credits
2005	$2,002	$178
2006	3,928	133
2007	5,173	158
2008	7,912	242
Thereafter	48,422	865
Total	$67,437	$1,576

Future changes in ownership, as defined by Section 382 of the IRC, may limit the amount of net operating loss carry forward used in any one year.

6.              Earnings per share

Basic and diluted per share results for all periods presented were computed based on the net earnings for the respective periods.  The weighted average number of common shares outstanding during the period was used in the calculation of basic earnings per share.  In accordance with FAS 128, “Earnings Per Share,” the weighted average number of common shares used in the calculation of diluted per share amounts is adjusted for the dilutive effects of stock options based on the treasury stock method only if an entity records earnings from operations, as such adjustments would otherwise be anti-dilutive to earnings per share from operations.  For the three months ended June 30, 2003, 275,342 dilutive stock options were included in the calculation of the average number of common shares outstanding for diluted computations.  For the three month periods ended June 30, 2004 and 2003, options and warrants to purchase 2,595,124 shares and 982,508 shares of common stock, respectively, were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive either because the exercise prices were greater than the average fair market value of the Company’s common stock for the period of $1.10 and $1.16, respectively, or there was a net loss for the period.  For the six months ended June 30, 2004 and 2003, 235,096 and 223,502 dilutive stock options, respectively, were included in the calculation of the average number of common shares outstanding for diluted computations. For the six months ended June 30, 2004 and 2003, options to purchase 1,600,134 shares and 982,508 shares, respectively, of common stock with exercise prices greater than the average fair market value of the Company’s common stock for the period of $1.14 and $1.21, respectively, were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive.

7.              Stock Options

The Company has stock option plans for directors, officers, employees and consultants that provide for grants of nonqualified and incentive stock options.  Options generally are granted at fair market value, expire between five and ten years from grant date and vest ratably over one to three years.

The following table summarizes information about stock option activity in six-month periods ended June 30, 2004 and 2003:

	2004		2003
Items	Number of Options	Wtd. Avg. Exercise Price	Number of Options	Wtd. Avg. Exercise Price
Outstanding, beginning of year	2,570,167	$1.41	2,185,335	$1.57
Granted	142,000	$1.11	167,500	$1.30
Exercised	—	$—	(12,000)	$0.86
Canceled or expired	(127,833)	$1.59	(85,001)	$3.76
Outstanding, June 30,	2,584,334	$1.38	2,255,834	$1.47
Exercisable, June 30,	1,859,515	$1.47	1,639,514	$1.52

The options outstanding at June 30, 2004 consisted of the following:

Range of exercise prices	Number of Options Outstanding	Wtd. Avg. Remaining Life	Wtd. Avg. Exercise Price	Number of Options Exercisable	Wtd. Avg. Exercise Price
$ 0.49 - $0.77	564,000	5.57	$0.74	564,000	$0.74
$ 0.77 - $1.09	517,500	8.29	$1.02	135,000	$0.94
$ 1.11 - $1.30	581,000	7.41	$1.23	360,171	$1.25
$ 1.31 - $1.83	538,334	6.81	$1.57	416,844	$1.59
$ 2.16 - $3.44	383,500	1.64	$2.78	383,500	$2.78
$ 0.49 - $3.44	2,584,334	6.20	$1.38	1,859,515	$1.47

The weighted average fair value of options granted during the three-month periods ended June 30, 2004 and 2003 was approximately $0.49 and $0.74, respectively.  The weighted average fair value of options granted during the six months ended June 30, 2004 and 2003 were approximately $0.49 and $0.77, respectively.

On April 12, 2004, the Board of Directors adopted the ProCyte Corporation 2004 Stock Option Plan subject to stockholder approval, which approval was obtained on May 19, 2004.  2,000,000 shares of common stock have been reserved for the plan, which provides for the grant of nonqualified and incentive stock options.  At June 30, 2004 there were 53,328 shares reserved for issuance under the Company’s 1996 Stock Option Plan.

8.              Related Party Disclosures

The Company holds a promissory note in the principal amount of $2 million from Emerald Pharmaceutical L.P. (“Emerald”), received as partial consideration for the sale of its contract manufacturing operations in 2001.  Emerald is in default of its obligations under this promissory note and, at June 30, 2004, such note is recorded net of a valuation allowance of $1.2 million taken in December 2003.  The note is secured by a security agreement covering substantially all of the assets of Emerald and requires Emerald to make monthly interest-only payments equal to the effective yield on the 10 Year US Treasury Note, adjusted quarterly.  The Company also received a minority limited partnership interest in Emerald as part of the consideration received in the sale.  As part of the agreement, ProCyte subleased a portion of its current 34,532 square foot leased facility, including existing leasehold improvements, to Emerald.

Until Emerald suspended operations in February 2004, ProCyte engaged Emerald to manufacture copper peptide compounds, and to perform incoming quality testing and other analytical services.  Emerald billed ProCyte a total of $382,000 for the three-month period ended June 30, 2003, and $19,000 and $1.2 million for the six months ended June 30, 2004 and 2003, respectively, for such products and services.  Emerald provided no products or services during the three months ended June 30, 2004. ProCyte has other sources for these products and services at prices that do not materially differ from those charged by Emerald.  ProCyte had no trade payables to Emerald at June 30, 2004 and December 31, 2003.

One of the Company’s Directors also serves as Chairman and Chief Executive Officer of one of ProCyte’s customers.  ProCyte’s sales to the customer were $243,000 and $157,000 for the three month periods ended June 30, 2004 and 2003, respectively and $396,000 and $344,000 for the six month periods ended June 30, 2004 and 2003, respectively.  The customer’s trade receivable balances were $80,000 and $165,000 on June 30, 2004 and December 31, 2003, respectively.

An Officer owed the Company $104,000 under a promissory note dated June 30, 2002.  The note bore interest at 2.91%, due annually, with the principal and accrued interest being all due and payable at June 30, 2004.  The note was repaid pursuant to its terms.

9.              Loss on Asset Impairment

In February 2004, the General Partner of Emerald informed the Company that Emerald had suspended operations and terminated all employees in an effort to conserve remaining capital while it sought other entities to operate or purchase the facility.  Emerald was not successful in returning to operations and, therefore, ProCyte terminated the facility sublease effective June 25, 2004.  In addition, effective July 16, 2004, ProCyte, as a secured party, completed a strict foreclosure process of accepting substantially all of Emerald’s assets in satisfaction of Emerald’s obligations under the $2 million promissory note.  The Company is currently in negotiations to sell substantially all the assets it accepted under the strict foreclosure process to a third party.  The proposed sale is contingent upon entering into a binding definitive asset purchase agreement and the successful negotiation of new leases under terms acceptable to both ProCyte and the proposed buyer.  Based upon the information known at this time, including management’s assessment of the probability of completing the sale and considering the estimated fair value of the assets received, ProCyte has taken an impairment charge of $294,000 at June 30, 2004.

10.       Subsequent Event

On July 7, 2004 the Company received $166,761 representing full settlement of a judgment obtained in July 2003 against Osmotics Corporation for product and royalty receivables from 2000.  The bad debt recovery and interest earned is included in the Company’s statement of operations for the second quarter of 2004.

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

Recent Events

On June 25, 2004, the Company terminated its facility sublease with Emerald Pharmaceutical, L.P. (“Emerald”).  On July 16, 2004, the Company, as a secured party, completed the strict foreclosure process of accepting substantially all of Emerald’s assets in satisfaction of Emerald’s obligations under the $2 million promissory note.  The Company currently is in negotiations to sell substantially all the assets it accepted under the strict foreclosure process.  The sale is contingent upon entering into a binding definitive asset purchase agreement with the buyer and the successful negotiation of new leases with the landlord, under terms acceptable to both ProCyte and the prospective buyer.  Based upon the information known at this time, including management’s assessment of the probability of completing the sale and considering the estimated fair value of the assets received, ProCyte has taken an impairment charge of $294,000 at June 30, 2004.

On June 30, 2004 the company received $106,520 from John F. Clifford in full payment of the outstanding principal and accrued interest pursuant to the terms of a promissory note dated June 30, 2002.

On July 7, 2004 the Company received $166,761 representing full settlement of a judgment obtained in July 2003 against Osmotics Corporation for invoices and royalties due the Company from 2000.  The bad debt recovery and interest earned is included in the Company’s statement of operations for the second quarter of 2004.

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

Under the guidance of SFAS 109, “Accounting for Income Taxes,” we review our net deferred tax assets to determine which amounts, if any, are “more likely than not” to be utilized in future periods.  Our analysis of whether these tax assets will be utilized involved a substantial amount of judgment related to our ability to generate taxable net income in future periods, including revenue trends, product mix, and estimated margins, the amount and timing of which impacts the amount of net operating tax losses that could be utilized prior to their expiration.

Product revenues are recognized when products are shipped, license fees are recognized over the term of the license agreement, and royalties are recognized when earned.  On occasion, we will receive advance deposits with customer purchase orders.  These deposits are reported as a deferred revenue liability, until the product is shipped to the customer.

Under the guidance of SFAS 142, “Goodwill and Other Intangible Assets,” we analyze whether the fair value of recorded goodwill is impaired on an annual basis.  Application of the goodwill impairment test requires judgment, including the identification of reporting units and determining the fair value of each reporting unit.  Significant judgments required to estimate the fair value of the reporting unit include estimating future cash flows, determining appropriate discount rates and other assumptions. Changes in these estimates and assumptions could materially affect the determination of fair value.

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

Inventories are stated at the lower of cost or market value.  Cost is principally determined by the first-in, first-out method.  We record adjustments to the value of inventory based upon forecasted plans to sell our inventories.  The physical condition (e.g., age and quality) of the inventories is also considered in establishing its valuation.  These adjustments are estimates, which could vary significantly, either favorably or unfavorably, from the amounts that we may ultimately realize upon the disposition of inventories, if future economic conditions, customer inventory levels, product discontinuances or competitive conditions differ from our estimates and expectations.

We record impairment losses on long-lived assets used in operations when events and circumstances indicate that assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount of those assets.  Estimation of future values for the long-lived assets requires a significant amount of judgment related to assessing the possible outcomes and the timing related to each outcome.  The adjustments are estimates, which could vary significantly, either favorably or unfavorably, from the amounts that we may ultimately realize for these assets if the actual events differ significantly from our estimates and expectations.

Results of Operations

Three Months Ended June 30, 2004 and 2003

Revenue

	(in thousands)
	Three Months Ended June 30,
	2004	2003	% Change
Products	$2,730	$2,021	35%
Copper peptide compound	724	292	148%
Royalties	230	319	(28)%
	$3,684	$2,632	40%

Product revenues for the second quarter of 2004 increased $709,000, or 35 percent over the second quarter of 2003.  The increase was primarily due to a 31 percent increase in sales to physicians and the additional sales related to the spa distribution business included in the 2004 second quarter.  In addition, product revenues in the second quarter of 2003 had been impacted by the slowdown in patient traffic experienced by our dermatology, plastic and cosmetic surgery customers at the beginning of the 2003 year.  Product revenues began recovering during the second half of 2003, in part reflecting certain actions taken such as changing our hiring profile for sales representatives, increasing sales training and expanding customer education programs. Sales to physicians and distributors have been increasing since the third quarter of 2003.

Copper peptide compound shipments are driven by the purchasing patterns of our largest licensee, Neutrogena, which can vary based upon production cycles, adjustments in safety stock and other factors beyond our control.  Neutrogena ordered more copper peptide compound in the second quarter of 2004 to support a new product expected to be launched later in 2004.  Management expects demand from Neutrogena for copper peptide compound, on an annualized basis, to be the same as or slightly higher than the 2003 full year.  Therefore, the increase in the second quarter of 2004 as compared to the comparable 2003 quarter is not indicative of the results to be expected in subsequent periods.

Royalty revenue is based upon sales generated by our licensees.  Royalty revenues may fluctuate from quarter to quarter, due to the licensees’ timing of new market launches, special promotions and other factors beyond the Company’s control.  Royalties received from Neutrogena in the second quarter of 2004 were 28 percent lower than the comparable 2003 quarter primarily due to differences in the timing of our licensees’ promotions and expansions into new territories.  New territory introductions, such as those which occurred in the 2003 quarter, require initial shipments that are larger than normal to support the product introductions and fill the pipeline, which can cause variations in quarterly comparisons.  Upon the expiration of the underlying patent in February 2005, the agreement specifies that lower royalty percentages be used for the remaining term, the impact of which is a reduction in the average effective royalty rate of approximately 32 percent. The actual dollar amount of royalty income recognized in future periods is dependent upon both the royalty percentages in effect during the period and the actual applicable sales reported by Neutrogena, which can vary from quarter to quarter.  Therefore, the historical growth in royalty revenue may not be an indication of future results.

Gross Profit

Gross profit for the 2004 second quarter increased by $514,000, or 26 percent, over the second quarter of 2003 to $2.5 million.  Gross margin for the 2004 quarter was 69 percent as compared to 77 percent in the

2003 quarter.  The increase in gross profit is primarily from the 35% increase in product revenues for the second quarter, which was partially offset by the decrease in royalty revenue for the 2004 quarter.  The decrease in gross margin percentage is primarily due to the lower margin copper peptide compound sales representing 20% of revenue in the 2004 second quarter as compared to 11% of revenue in the 2003 second quarter.  Gross margin is sensitive to the revenue mix of packaged products, copper peptide compound and royalty revenue and will vary from period to period as a result.

Operating Expenses

	(in thousands)
	Three Months Ended June 30,
	2004	2003	% Change
Marketing and selling	$1,260	$814	55%
Research, general and administrative	1,057	967	9%
Loss on asset impairment	294	—	—
Total operating expenses	$2,611	$1,781	47%

Marketing and selling expenses for the second quarter of 2004 increased primarily due to increased salary, benefit and travel costs from additional headcount in the 2004 second quarter, higher commission expense related to the 35% increase in current quarter product sales and $226,000 of expenses related to the spa distribution business in the 2004 quarter.  This is partially offset by $79,000 in costs related to the development and testing of an infomercial included in the second quarter of 2003 and not repeated in 2004.

Research, general and administrative expenses for the 2004 second quarter increased 9 percent over the comparable 2003 period.  This was primarily due to Emerald not making rental and other payments of approximately $120,000 under its sublease and other agreements with ProCyte because of Emerald’s cessation of business operations in February 2004.  Such payments offset the Company’s rent expense in the 2003 period.  In addition, when comparing the 2004 second quarter to the comparable 2003 period, compensation and employee benefit expenses increased due to the addition of personnel and general market increases, legal expenses increased due to the timing of patent related work, operating costs increased due to higher shipping volume, and the addition of spa operations in the 2004 second quarter period.  These increased expenses were partially offset by a $207,000 decrease in bad debt expense due to the receipt of payments in 2004 from accounts previously written off in prior periods and a lower accrual for estimated bonuses in the 2004 second quarter as compared to the comparable 2003 period.

Loss on asset impairment relates to the portion of our facility formerly sub-leased to Emerald.  The Company currently is in negotiations to sell substantially all the assets related to its former manufacturing operation (which it accepted from Emerald under the foreclosure process described above).  The sale is contingent upon entering into a binding definitive asset purchase agreement with the buyer and the successful negotiation of new leases with the landlord, under terms acceptable to both ProCyte and the prospective buyer.  Based upon the information known at this time, including management’s assessment of the probability of completing the sale and considering the estimated fair value of the assets received, ProCyte has taken an impairment charge of $294,000 at June 30, 2004.

Interest and Other Income

Interest and other income earned during the second quarter of 2004 increased primarily due to interest income of $34,000 recognized on the final settlement of accounts receivable from a former licensee and written off in 2002.  This increase was partially offset by a decrease in interest not received on the Emerald note.

Net Loss

For the second quarter ended June 30, 2004, ProCyte reported a net loss of $29,000 as compared to net income of $269,000 for the comparable 2003 period.  This decrease was primarily due to the $294,000 asset impairment charge recognized in June 2004.  The effect of this impairment was partially offset by a gross profit that increased at a greater rate than operating expenses, excluding the impairment.

Six Months Ended June 30, 2004 and 2003

Revenue

	(in thousands)
	Six Months Ended June 30,
	2004	2003	% Change
Products	$5,151	$3,980	29%
Copper peptide compound	1,164	1,215	(4)%
Royalties	589	783	(25)%
	$6,904	$5,978	16%

Product revenues for the first half of 2004 increased $1.2 million, or 29 percent, over the first half of 2003.  The increase was primarily due to a 28 percent increase in sales to physicians and the additional sales related to the spa distribution business included in the 2004 period.  Product revenues in the first half of 2003 had been impacted by the slowdown in patient traffic experienced by our dermatology, plastic and cosmetic surgery customers at the beginning of the 2003 year.  Product revenues began recovering during the second half of 2003, in part reflecting certain actions taken such as changing our hiring profile for sales representatives, increasing sales training and expanding customer education programs.

Copper peptide compound shipments are driven by the purchasing patterns of our largest licensee, Neutrogena, which can vary based upon production cycles, adjustments in safety stock and other factors beyond our control.  As a result of the additional orders of copper peptide compound from Neutrogena in the second quarter of 2004, the amount of copper peptide compound delivered to Neutrogena during the first half of 2004 is comparable to the amount delivered in the first half of 2003.

Royalty revenue is based upon sales generated by our licensees.  Royalty revenues may fluctuate from quarter to quarter, due to the licensees’ timing of new market launches, special promotions and other factors beyond the Company’s control.  Royalties received from Neutrogena in the first half of 2004 were 25 percent lower than the corresponding 2003 period principally due to a large one-time customer shipment by Neutrogena, mostly in the 2003 first quarter.

Gross Profit

Gross profit for the first half of 2004 increased by $710,000, or 17 percent, to $4.9 million.  Gross margin for the first half of 2004 was 71 percent as compared to 70 percent in the corresponding 2003 period.  The increase in gross profit during the first half of 2004 is primarily due to the 29% increase in product sales which was partially offset by the decrease in royalty revenue when compared to the first half of 2003. The increase in gross margin percentage is due to a slightly different revenue mix in the two periods being compared.

Operating Expenses

	(in thousands)
	Six Months Ended June 30,
	2004	2003	% Change
Marketing and selling	$2,458	$2,213	11%
Research, general and administrative	2,148	1,934	11%
Loss on asset impairment	294	—	—
Total operating expenses	$4,900	$4,147	18%

Marketing and selling expenses for the first half of 2004 increased primarily due to increased activity during the period.  Of the increase, approximately $550,000 was related to higher salary, benefit and travel costs from increased headcount supporting selling efforts in the 2004 period, higher commission expense related to the 29% increase in current period product sales and increased legal expenses related to the establishment and defense of the Company’s trademarks.  In addition, the first half of 2004 includes approximately $367,000 of expenses related to the spa distribution business not included in the 2003 period.  These increases are partially offset by $687,000 in costs related to the development and testing of an infomercial included in the 2003 period and not repeated in 2004.

Research, general and administrative expenses for the first half of 2004 increased 11 percent over the comparable 2003 period.  This was primarily due to Emerald not making rental and other payments totaling $210,000 under its sublease and other agreements with ProCyte because of Emerald’s cessation of business operations in February 2004.  Such payments offset the Company’s rent expense in the 2003 period.  In addition, when comparing the first half of 2004 to the comparable 2003 period, compensation and employee benefit expenses increased due to the addition of personnel and general market increases, legal expenses increased due to the timing of patent related work, operating costs increased due to higher shipping volume, and the addition of spa operations in the 2004 period.  These increased expenses were mostly offset by a $240,000 decrease in bad debt expense due to the receipt of payments in 2004 from accounts previously written off or included in the allowance for doubtful accounts in prior periods and a lower accrual for estimated bonuses in the first half of 2004 as compared to the comparable 2003 period.

Interest and Other Income

Interest and other income earned during the first half of 2004 decreased $75,000 to $50,000 primarily due to a decrease of $53,000 in interest income not recognized on the Emerald note in the 2004 period due to Emerald’s suspension of operations in February 2004 and a termination settlement of $50,000 received from Merck KGaA in the first half of 2003.  These decreases were partially offset by interest income of $34,000 recognized on the final settlement of accounts receivable from a former licensee and written off in 2002.

Net Income

For the six months ended June 30, 2004, ProCyte reported net income of $21,000 as compared to net income of $136,000 for the comparable 2003 period.  This decrease was primarily due to the $294,000 asset impairment charge recognized in June 2004.  The effect of this impairment was partially offset by gross profit that increased at a greater rate than operating expenses, excluding the impairment.

Liquidity and Capital Resources

The Company relies primarily on cash flow from operations to fund its operations and capital expenditures.  At June 30, 2004, the Company had approximately $5.7 million in cash and cash equivalents, compared to $3.8 million at December 31, 2003.  The net change in cash and cash equivalents during the first half of 2004 reflects a net increase in cash of $1.9 million.  The significant components of this positive cash increase are from the net reduction of the Company’s copper peptide compound inventory, the reduction in accounts receivable, the receipt of payment on a note due from an officer, an increase in trade payables for inventory received near the end of the period, and the receipt of a customer deposit under a supply contract.  Positive cash generated was partially offset by the reduction in cash flow from Emerald as discussed below, the payment of the 2003 management bonuses in March 2004 and net cash used in support of the recently acquired spa products distribution business (“Spa”).

As of February 2004, Emerald Pharmaceuticals, L.P. suspended operations and in fiscal 2003 ProCyte recorded an impairment related to its $2.0 million note receivable due to the uncertainty that the full amount would be collected.  Emerald also leased its facility from ProCyte under an operating sublease.  During the first half of 2004, except for January rent, ProCyte did not receive the interest and rental payments due under its agreements with Emerald.  Therefore, cash flow from operations has been reduced by $40,000 per month, from the comparable 2003 period.  ProCyte terminated the sublease on June 25, 2004 in order to take back the facility and protect the Company’s collateral and other interests.  Effective that date, ProCyte become responsible for facility related operating expenses such as utilities, insurance and security estimated to be an additional $11,000 per month.  In addition, ProCyte will be responsible for facility shut down costs estimated to be $35,000 to $50,000.

Due to inventory limitations and the need to change certain packaging, Spa sales have developed slower than originally planned at the time of the acquisition and as such Spa sales activity has not provided positive cash from operations as of June 30, 2004.  Based upon recent experience and current plans, ProCyte believes that additional cash of up to $200,000 could be required over the next two quarters.

We may see fluctuations in operating cash flows in future periods as they depend in large part on the timing of deposits received from our licensees and their initiation of new product introductions and the timing of shipments to and payments received from our customers.  In addition to these factors, the second half of 2004 will have cash inflows of $167,000 from the cash payment the Company received in July 2004 as full settlement of a judgment ProCyte obtained against a former licensee. ProCyte is also in negotiations to sell substantially all the assets related to its former manufacturing operation to a third party.  The sale is contingent upon entering into a binding definitive asset purchase agreement with the proposed buyer and the successful negotiation of new leases with the landlord under terms acceptable to both ProCyte and the proposed buyer.  Based upon the information known at this time, including management’s assessment of the probability of completing the sale and considering the estimated fair value of the assets received, ProCyte took an impairment charge of $294,000.

The Company believes that its existing cash and cash equivalents and interest thereon, will be sufficient to meet its working capital requirements for at least the next two years.  However, there can be no assurance that the underlying forecasts of revenue and expense will prove to have been accurate.  The Company’s actual cash requirements will depend upon numerous factors, including the levels of resources that the Company devotes to taking advantage of strategic acquisitions and/or establishing and maintaining marketing, sales and distribution capabilities, the emergence of competitive products and other adverse market developments, the timing and amount of revenues and expense reimbursements resulting from relationships with third parties, the Company’s degree of success in commercializing new products and the cost of preparing, filing, prosecuting, maintaining and enforcing patent claims and intellectual property rights, and actions by regulatory authorities.  The Company will depend on product revenues, royalties and license fees, interest income, equity financing, and funding from corporate alliances to meet its future capital needs.  See “Additional Information About the Company’s Business; Risk Factors.”

Additional Information About the Company’s Business; Risk Factors

Loss of or Reduction in Orders by Significant Customers Could Adversely Affect Our Net Revenues and Results of Operations

Although the Company’s customer base is made up of a large number of customers, Neutrogena accounted for approximately 25 percent of the Company’s net revenue during the first half of 2004 and our top 10 customers comprised approximately 32 percent of such net revenues.  Any decrease in or loss of revenues from these customers could have an adverse effect on our net revenues and results of operations or impair our ability to increase net revenues.  The Neutrogena technology license agreement expires in April 2010, however the royalty payments related to each territory continue for a period not less than five-years from the date products were first sold in each territory, which may extend the royalty period beyond 2010 for certain territories.  Royalty revenue from the Neutrogena license agreement accounted for 8 percent and 13 percent of the Company’s net revenues in the first half of 2004 and 2003, respectively.  The patent related to the Neutrogena license agreement expires February 5, 2005, the effect of which will be a reduction in the percentage paid as royalty during the remaining royalty period as set forth in the agreement.  Revenues from sale of copper peptide compound to Neutrogena pursuant to a related supply agreement, accounted for 17 percent and 20 percent of net revenues in the first half of 2004 and 2003, respectively. The supply agreement expires in April 2005, with extensions for additional two-year terms by mutual consent of the parties up to April 2010.  There can be no assurance that this agreement will be extended beyond April 2005, or if extended, that it will be extended to April 2010.  Also, the timing of copper peptide compound shipments are driven by Neutrogena’s purchasing patterns, which can vary based upon production cycles, adjustments in safety stock and other factors beyond our control, causing the revenue from copper peptide compound sales to fluctuate from quarter to quarter.

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

Furthermore, we ship most orders when received.  Virtually all orders are shipped within 48 hours and therefore we do not have a substantial non-cancelable backlog of orders.  Variations in the timing of orders can cause significant fluctuations in our quarterly operating results, and the cancellation or deferral of product orders or overproduction due to the failure of anticipated orders to materialize could result in us holding excess or obsolete inventory, which has resulted and could again in the future result in write-downs of inventory that would have a material adverse effect on our operating results.

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

Recent Profitability; Profitability May Fluctuate in Future Periods

The Company has been marketing products based on its proprietary copper peptide technology since 1996.  In addition to sales of products based on its proprietary copper peptide technology, the Company’s revenues have historically included sales of non-proprietary products, license fees and royalties, revenue from contract manufacturing and interest income.  The contract manufacturing operation was sold in July 2001.  During fiscal 2002, the Company reported net profits and positive cash flow from operations for the first time in its operating history.  During 2003, the Company reported net income before tax benefit and break even cash flow from operations.  During the first half of 2004, the company reported a net profit and positive cash flow from operations.  Attaining consistent profitability is dependent upon a wide variety of factors, including successfully manufacturing and marketing of the Company’s products, entering into and maintaining agreements with third parties for commercialization of the Company’s products, successfully licensing the Company’s products and technology and general economic conditions, including those which affect demand for the services of our dermatologist, plastic and cosmetic surgery customers.  Payments under corporate alliances and licensing arrangements may be subject to fluctuations in both timing and amounts and therefore the level of profitability may vary significantly from quarter to quarter.

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

Need for Additional Capital

The Company generated positive cash from operations in the first half ended June 30, 2004 and break even cash flow from operations in 2003.  The Company currently expects that it will generate positive cash flow from operations in 2004.  As of June 30, 2004, the Company had cash and cash equivalents of $5.7 million.  The Company estimates that, at its planned rate of spending, its existing cash and cash equivalents and the interest income thereon will be sufficient to meet its operating and capital requirements for at least the next two years.  There can be no assurance, however, that our underlying assumed levels of revenue and expense will prove accurate.  Whether or not these assumptions prove to be accurate, the Company may need to raise additional capital as the Company may require additional funds to expand or enhance its sales and marketing activities, to accelerate product development, or to acquire a product line or company.  The Company may be required to seek this additional funding through public or private financing, including equity financing, or through collaborative arrangements.  Adequate funds for these purposes, whether obtained through financial markets or from collaborative or other arrangements, may not be available when needed or may not be available on terms favorable to the Company.  If we issue equity securities to raise additional funds, dilution to existing shareholders will result.  If funding is insufficient at any time in the future, the Company may be required to: delay, scale back or eliminate some or all of its marketing and research and development programs; or license to third parties the rights to commercialize products or technologies that the Company would otherwise seek to develop on its own.  Furthermore, the terms of any such license agreements or asset sales might be less favorable than if the Company were negotiating from a stronger position.

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

ProCyte’s success depends, in part, upon its ability to protect its products, technology and trademarks under intellectual property laws in the United States and abroad.  The Company receives a significant amount of its revenue from technology licensing agreements, which are dependent upon patents, and expects to continue licensing its technology for certain markets.  Royalty revenue from the Neutrogena license agreement accounted for 8 percent and 13 percent of the Company’s net revenues in the first half of 2004 and 2003, respectively and is based upon Neutrogena’s applicable sales, as set forth in the agreement, multiplied by specified royalty percentages.  The patent related to the Neutrogena license agreement expires February 5, 2005.  Upon expiration of this patent, the agreement specifies that lower royalty percentages be used for the remaining term, the impact of which is a reduction in the average effective royalty rate of approximately 32 percent.  The actual amount of royalty income recognized in future periods is dependent upon the royalty percentages in effect during the period and the actual applicable sales reported by Neutrogena, which can vary from quarter to quarter.    The expiration of the patent would also allow others, including Neutrogena, to manufacture the compound.  The supply agreement expires in April 2005, with extensions for additional two-year terms by mutual consent of the parties up to April 2010.  There can be no assurance that this agreement will be extended beyond April 2005, or if extended, that it will be extended to April 2010.

As of July 31, 2004, the Company had 19 issued US patents expiring between 2005 and 2017 and numerous issued foreign patents and patent registrations.  In addition, the Company has 12 patents applied for of which 6 have been published and are pending action by the United States Patent & Trademark Office.  The patents relate to use of the Company’s copper peptide-based technology for a variety of healthcare applications, and to the composition of certain biologically active, synthesized compounds.  The Company’s strategy has been to apply for patent protection for certain compounds and their discovered uses that are believed to have potential commercial value in countries that offer significant market potential.  There can be no assurance that patent applications relating to the technology used by the Company will result in patents being issued.  Nor can there be any assurance that any patent issued to the Company will not be subject to further proceedings limiting the scope of the rights under the patent or that such patent will provide a competitive advantage, will afford protection against competitors with similar technology, or will not be successfully challenged, invalidated or circumvented by competitors.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

For a discussion of our market risks, refer to the Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in our Annual Report on Form 10-K for the year ended December 31, 2003. There have been no material changes to the information provided that would require additional information with respect to the six months ended June 30, 2004.

Item 4.  Controls and Procedures

As of the end of the period covered by this report, the Company conducted an evaluation, under the supervision and with the participation of its principal executive officer and principal financial officer, of the effectiveness and design of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)).  Based on this evaluation, the principal executive officer and principal financial officer concluded that these disclosure controls and procedures were effective as of June 30, 2004, in ensuring that the information required to be disclosed by the Company in reports it files or submits under the Exchange Act within the time periods specified in the SEC rules and forms.

There were no changes in the Company’s internal controls over financial reporting during the second quarter of 2004 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II - Other Information

Item 4.  Submission of Matters to a Vote of Security Holders

The annual meeting of the shareholders of the Company was held on May 19, 2004.  Three matters were submitted to the shareholders for a vote:  election of directors, the approval of the ProCyte Corporation 2004 Stock Option Plan, and ratifying the appointment of Deloitte & Touche LLP as independent auditors of the Company for the year ending December 31, 2004.  As of April 2, 2004, the record date, there were 15,798,747 shares eligible to vote at the meeting, of which, 93.8% or 14,821,136 were represented at the meeting, constituting a quorum.

The four nominees for election as directors were elected to serve until the 2005 annual meeting of the shareholders, and until the election and qualification of their respective successors.  The vote for each director follows:

Directors	For	Withheld
John F. Clifford	14,155,349	665,787
Matt L. Leavitt	14,164,083	657,053
Robert E. Patterson	14,188,443	632,693
John M. Hammer	13,826,533	994,603

The second proposal was approved by the shareholders.  The vote was as follows:

Proposal	For	Against	Abstain
Approve the ProCyte Corporation 2004 Stock Option Plan	3,559,459	1,189,575	155,015

The third proposal was approved by the shareholders.  The vote was as follows:

Proposal	For	Against	Abstain
Ratify the appointment of Deloitte & Touche LLP as independent auditors of the Company for the year ended December 31, 2004	14,573,645	177,469	70,022

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits

See Exhibit Index below.

(b) Reports on Form 8-K

Form 8-K filed May 5, 2004 announcing the Company’s earnings for the first quarter ended March 31, 2004.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ProCyte Corporation

Date: August 12, 2004	By:	/s/ John F. Clifford

John F. Clifford, Chairman and CEO

Date: August 12, 2004	By:	/s/ Robert W. Benson

Robert W. Benson, Chief Financial Officer

Exhibit Index

Exhibit	Description	Note
3.1	Restated Articles of Incorporation of the Registrant	A
3.2	Restated Bylaws of the Registrant	A
4.1	Rights Agreement between the Registrant and American Securities Transfer and Trust as of December 7, 1994	G
10.1*	1987 Stock Benefit Plan of ProCyte Corporation	A
10.2*	ProCyte Corporation 1989 Restated Stock Option Plan	B
10.3*	ProCyte Corporation 1991 Restated Stock Option Plan for Non-employee Directors and amendments thereto	D
10.4†	Teachers Insurance & Annuity Association Lease dated as of October 1, 1993 and second amendment thereto dated February 28, 1997	D
10.5*	1996 Stock Option Plan	D
10.6*	ProCyte Corporation 1998 Non-employee Director Stock Plan	F
10.7*	Change of Control Agreement for Ms. Robin Carmichael	K
10.8*	Change of Control Agreement for Mr. John Clifford	K
10.9*	Change of Control Agreement for Mr. Robert Benson	K
10.13*	Form of Indemnity Agreement dated February 23, 1995 between the Registrant and each of Dr. Blake, Mr. Patterson and Mr. Clifford.	C
10.14*	Form of Indemnity Agreement between ProCyte Corporation and each of various of its Officers and Directors	F
10.15*	Severance Agreement for Mr. John Clifford	K
10.16*	Form of Promissory Note between ProCyte Corporation and Mr. John Clifford	H
10.17†	License Agreement dated April 19, 2000 between ProCyte Corporation and Neutrogena Corporation	I
10.18*	ProCyte Corporation 2004 Stock Option Plan	K
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	K
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	K
32.1	Section 1350 Certification of Chief Executive Officer	K
32.2	Section 1350 Certification of Chief Financial Officer	K

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

F                 Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 1998.

G                Incorporated by reference to the Registrant’s Amended Annual Report on Form 10-K/A dated December 31, 1997.

H               Incorporated by reference to the Registrant’s Amended Annual Report on Form 10-K/A dated December 31, 1998.

I                    Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the Quarter ended March 31, 2000.

J                   Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003.

K               Filed herewith.