Form 10-Q/A
period 2004-06-30
PROCYTE CORP /WA/
filed 2004-08-20
CIK 856072

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

Explanatory Note

The Company is filing this Quarterly Report on Form 10-Q/A as Amendment No. 1 to the Company’s Form 10-Q originally filed on August 12, 2004, solely for the purpose of filing Exhibit 10.19, Indemnity Agreement dated as of June 3, 2004, between the Company and Robert W. Benson.

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit 10.19*	Indemnity Agreement dated as of June 3, 2004, between the Company and Robert W. Benson
Exhibit 31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
Exhibit 31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

* Management contract or other compensatory plan or arrangement.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-Q/A to be signed on its behalf by the undersigned, thereunto duly authorized.

ProCyte Corporation

Date: August 20, 2004	By:	/s/ John F. Clifford

John F. Clifford, Chairman and CEO

Date: August 20, 2004	By:	/s/ Robert W. Benson

Robert W. Benson, Chief Financial Officer