Form 10-Q
period 2004-09-30
PROCYTE CORP /WA/
filed 2004-11-12
CIK 856072

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934.

For the Quarterly Period Ended September 30, 2004

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

As of November 5, 2004, there were issued and outstanding 15,816,762 shares of common stock, par value $.01 per share.

ProCyte Corporation

Index

Part I - Financial Information
Item 1. Condensed Consolidated Financial Statements (unaudited)
Balance Sheets - as of September 30, 2004 and December 31, 2003 (unaudited)
Statements of Operations - Three and Nine Months Ended September 30, 2004 and 2003 (unaudited)
Statements of Cash Flows — Nine Months Ended September 30, 2004 and 2003 (unaudited)
Statements of Stockholders’ Equity — Nine Months Ended September 30, 2004 (unaudited)
Notes to Condensed Consolidated Financial Statements (unaudited)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Item 4. Controls and Procedures
Part II - Other Information
Item 6. Exhibits
Signatures

Part I—Financial Information

Item 1. Condensed Consolidated Financial Statements (unaudited)

Balance Sheets - as of September 30, 2004 and December 31, 2003 (unaudited)

(in thousands)

	September 30, 2004	December 31, 2003
Assets
Current Assets
Cash and cash equivalents	$5,321	$3,796
Accounts receivable, net of allowance for doubtful accounts	1,317	1,336
Inventory	2,977	2,942
Assets held for sale	814	—
Prepaid and other	295	289
Total current assets	10,724	8,363
Property and equipment
Equipment	325	315
Leasehold improvements	3,141	3,520
Less accumulated depreciation and amortization	(3,392)	(3,294)
Property and equipment, net	74	541
Intangible assets	3,198	3,212
Note due from related party, net	—	781
Deferred tax asset	6,938	7,068
Other assets	38	38
Total Assets	$20,972	$20,003

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable, trade	$542	$147
Accrued salaries and benefits	293	246
Other accrued liabilities	200	239
Deferred revenue	381	60
Total current liabilities	1,416	692
Other liabilities	75	93
Total Liabilities	1,491	785
Stockholders’ Equity
Common stock and additional paid-in-capital	85,443	85,419
Deferred compensation	(42)	(59)
Accumulated deficit	(65,920)	(66,142)
Stockholders’ Equity	19,481	19,218
Total Liabilities and Stockholders’ Equity	$20,972	$20,003

See notes to condensed consolidated financial statements

Statements of Operations—Three and Nine Months Ended September 30, 2004 and 2003
(unaudited)

(in thousands, except per share amounts)

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Revenues
Product sales	$2,883	$2,286	$9,198	$7,481
Licenses and royalties	353	437	942	1,220
Total revenues	3,236	2,723	10,140	8,701
Cost of product sales	756	675	2,774	2,477
Gross profit	2,480	2,048	7,366	6,224
Operating Expenses
Marketing and selling	1,091	1,024	3,549	3,237
Research, general, and administrative	1,055	797	3,203	2,731
Loss on asset impairment	25	—	319	—
Total operating expenses	2,171	1,821	7,071	5,968
Operating income	309	227	295	256
Interest and other income	14	34	64	159
Net income before tax	323	261	359	415
Provision (benefit) for income tax	122	—	137	(18)
Net income	$201	$261	$222	$397
Net earnings per share
Basic	$0.01	$0.02	$0.01	$0.03
Diluted	$0.01	$0.02	$0.01	$0.02
Shares used in per share computation
Basic	15,807	15,774	15,799	15,761
Diluted	15,954	15,974	16,000	15,973

See notes to condensed consolidated financial statements

Statements of Cash Flows—Nine Months Ended September 30, 2004 and 2003
(unaudited)

(in thousands)

	Nine months ended September 30,
	2004	2003
Operating Activities
Net income	$222	$397
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	119	244
Amortization of deferred proceeds	—	(201)
Non-cash expense related to stock-based compensation	41	40
Amortization of promissory note discount	—	(23)
Change in deferred tax asset, net of change in valuation allowance	130	—
Loss on asset impairment	319	—
Change in operating assets and liabilities:
Accounts receivable	19	206
Inventory	(15)	(882)
Prepaid and other	(6)	132
Accounts payable, trade	395	13
Accrued salaries and benefits	47	(144)
Other accrued liabilities	(39)	(69)
Deferred revenue	321	228
Other liabilities	(18)	2
Net cash provided by (used in) operating activities	1,535	(57)
Financing Activities
Proceeds from issuance of common stock	—	10
Investing Activities
Purchase of property and equipment	(10)	(53)
Net increase (decrease) in cash and cash equivalents	1,525	(100)
Cash and Cash Equivalents
At beginning of period	3,796	4,556
At end of period	$5,321	$4,456
Supplemental Non-Cash Financing Activities
Assets received in settlement of note receivable	841	—

See notes to condensed consolidated financial statements

Statements of Stockholders’ Equity—Nine Months Ended September 30, 2004
(unaudited)

(in thousands)

	Common Stock
	Shares	Par Value		Additional Paid-in Capital	Deferred Compen- sation	Accumulated Deficit	Total
Balance, December 31, 2003	15,783	$158		$85,261	$(59)	$(66,142)	$19,218
Shares issued under non-employee director stock plan	24	(*	)	27	—	—	27
Re-measurement of stock options granted to non-employees	—	—		(3)	3	—	—
Amortization of deferred compensation	—	—		—	14	—	14
Net income	—	—		—	—	222	222
Balance, September 30, 2004	15,807	$158		$85,285	$(42)	$(65,920)	$19,481

                This statement contains rounding, and (*) is placed where the number rounds to less than $1,000.

See notes to condensed consolidated financial statements

ProCyte Corporation

Notes to Condensed Consolidated Financial Statements (unaudited)

1.              Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of ProCyte Corporation and its wholly-owned subsidiaries, NextDerm, Inc. (a Delaware corporation) and NextDerm, Inc. (a Washington corporation) (collectively “ProCyte” or the “Company”), for the three and nine month periods ended September 30, 2004 and 2003, and have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X.  Pursuant to such rules and regulations, the condensed consolidated financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for audited financial statements.  Accordingly, this financial information should be read in conjunction with the complete audited financial statements, including the notes thereto, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.  In the opinion of management, all material adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial statements have been included.  Interim results are not necessarily indicative of the results that may be expected for the year.

Use of Estimates in Financial Statements

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of revenues and expenses during the reporting period and the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements, particularly with respect to the valuation of inventory, assets held for sale, goodwill, leasehold improvements and deferred tax assets.  Actual results could differ from those estimates.

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

The following table represents what the Company’s pro forma amounts of net income and net income per share would have been for the three and nine months ended September 30, 2004 and 2003, had compensation expense for the Company’s stock options granted under the incentive compensation plan been recognized based upon the fair value of the awards granted.

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
	(in thousands, except per share amounts)
Net income, as reported	$201	$261	$222	$397
Stock option-based compensation expense determined under fair value-based method	(58)	(97)	(47)	(224)
Pro forma net income	$143	$164	$175	$173

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
	(in thousands, except per share amounts)
Earnings per share:
As reported basic	$0.01	$0.02	$0.01	$0.03
As reported diluted	$0.01	$0.02	$0.01	$0.02
Pro forma basic	$0.01	$0.01	$0.01	$0.01
Pro forma diluted	$0.01	$0.01	$0.01	$0.01

The Company determined the fair value of stock options granted during the three and nine months ended September 30, 2004 and 2003 using the Black-Scholes option pricing model and the following assumptions:

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Options Granted
Risk-free interest rate	3.26%	2.35%	2.44-3.26%	2.35-2.81%
Expected option life (years)	6.00	6.00	6.00	6.00
Dividend yield	0.00	0.00	0.00	0.00
Expected volatility	59%	60%	59-63%	59-62%

2.              Accounts Receivable

Three customers represented greater than 10% of the net accounts receivable balance at September 30, 2004 and two of such customers represented greater than 10% of the net accounts receivable balance at December 31, 2003 as follows:

	September 30, 2004	December 31, 2003
Customer A	27%	46%
Customer B	17%	5%
Customer C	12%	12%

The Company provided an allowance for uncollectible receivables in the amount of $18,000 and $102,000 at September 30, 2004 and December 31, 2003, respective1y.  The bad debt expense, net of recoveries of $38,000 in 2004 and $1,000 in 2003, was a benefit of $29,000 and an expense of $15,000 for the three months ended September 30, 2004 and 2003, respectively.  The bad debt expense, net of recoveries of $172,000 in 2004 and $6,000 in 2003, was a benefit of $240,000 and an expense of $44,000 for the nine months ended September 30, 2004 and 2003, respectively.  Accounts written off to the allowance amounted to $2,000 and $1,000 for the three-month periods ended September 30, 2004 and 2003, respectively.  Accounts written off to the allowance account amounted to $16,000 and $14,000 for the nine-month periods ended September 30, 2004 and 2003, respectively.

3.              Inventory

Inventory consisted of the following:

	September 30, 2004	December 31, 2003
	(in thousands)
Finished Goods	$2,153	$2,235
Work in process	416	406
Raw materials	408	301
Total	$2,977	$2,942

4.              Intangible Assets

Intangible assets consisted of the following:

	September 30, 2004	December 31, 2003
	(in thousands)
Patents, net of amortization	$57	$70
Other intangibles, net of amortization	27	36
Goodwill	3,114	3,106
Intangible Assets, net	$3,198	$3,212

Patents are shown net of accumulated amortization of $233,000 and $221,000, at September 30, 2004 and December 31, 2003, respectively.  Patents are amortized over the term of the patent and the amortization expense related thereto was $4,000 for each of the three-month periods ended September 30, 2004 and 2003, respectively and $12,000 for each of the nine-month periods ended September 30, 2004 and 2003, respectively.  Patent amortization expense is expected to be $16,000 for each of the years ending December 31, 2004 through 2007 and $6,000 for the year ending December 31, 2008.

Other intangible assets are shown net of accumulated amortization of $9,000 at September 30, 2004.  The assets consist of trademarks and a customer list acquired from Annette Hanson, Inc. on December 30, 2003.  The trademarks and customer list are being amortized over their expected lives and the amortization expense related thereto was $3,000 and $9,000 for the three and nine months periods ended September 30, 2004, respectively. The amortization expense is expected to be $12,000 for each of the years ending December 31, 2004 through 2006.

Intangible assets also include goodwill of $3.1 million at September 30, 2004 and December 31, 2003.  The Company determined that it has one reporting unit, therefore, all of the goodwill is deemed to be associated with ProCyte’s overall business operations.

5.              Federal and State Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. As of September 30, 2004 and December 31, 2003, a partial valuation reserve for tax benefits of net operating losses and a full valuation reserve for research and development tax credit carry forwards remains in place due to the uncertainty of realizing the full tax benefits of the net operating losses and tax credits as a result of their expiration.  The net changes in the valuation allowance during the nine months ended September 30, 2004, and the year ended December 31, 2003, were a reduction of $33,000 and $7.1 million, respectively.

As of September 30, 2004, the Company’s U.S. federal net operating loss and general business credit carry forward for income tax purposes were approximately $67.4 million and $1.6 million, respectively.  If not utilized, the federal net operating loss carry forward and tax credit carry forwards will expire between 2005 and 2021 as follows:

	Net operating loss	General business credits
	(in thousands)
2005	$2,002	$178
2006	3,928	133
2007	5,173	158
2008	7,912	242
Thereafter	48,422	865
Total	$67,437	$1,576

Future changes in ownership, as defined by Section 382 of the IRC, may limit the amount of net operating loss carry forward used in any one year.

6.              Earnings per share

Basic and diluted per share results for all periods presented were computed based on the net earnings for the respective periods.  The weighted average number of common shares outstanding during the period was used in the calculation of basic earnings per share.  In accordance with FAS 128, “Earnings Per Share,” the weighted average number of common shares used in the calculation of diluted per share amounts is adjusted for the dilutive effects of stock options based on the treasury stock method only if an entity records earnings from operations, as such adjustments would otherwise be anti-dilutive to earnings per share from operations.  For the three months ended September 30, 2004 and 2003, 146,830 and 200,823 dilutive stock options were included in the calculation of the average number of common shares outstanding for diluted computations, respectively.  For the three month periods ended September 30, 2004 and 2003, options and warrants to purchase 1,924,180 shares and 1,043,007 shares of common stock, respectively, were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive because the exercise prices were greater than the average fair market value of the Company’s common stock for the period of $0.98 and $1.16, respectively.  For the nine months ended September 30, 2004 and 2003, 201,176 and 211,601 dilutive stock options, respectively, were included in the calculation of the average number of common shares outstanding for diluted computations. For the nine months ended September 30, 2004 and 2003, options to purchase 1,826,580 shares and 981,342 shares, respectively, of common stock with exercise prices greater than the average fair market value of the Company’s common stock for the period of $1.08 and $1.19, respectively, were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive.

7.              Stock Options

The Company has stock option plans for directors, officers, employees and consultants that provide for grants of nonqualified and incentive stock options.  Options generally are granted at fair market value, expire between five and ten years from grant date and vest over one to three years.

The following table summarizes information about stock option activity in nine-month periods ended September 30, 2004 and 2003:

	2004		2003
Items	Number of Options	Wtd. Avg. Exercise Price	Number of Options	Wtd. Avg. Exercise Price
Outstanding, beginning of year	2,570,167	$1.41	2,185,335	$1.57
Granted	162,000	1.10	169,500	1.29
Exercised	—	—	(12,000)	0.86
Canceled or expired	(136,167)	1.57	(149,835)	2.74
Outstanding, September 30,	2,596,000	$1.38	2,193,000	$1.47
Exercisable, September 30,	1,861,348	$1.47	1,633,179	$1.51

The options outstanding at September 30, 2004 consisted of the following:

Range of exercise prices	Number of Options Outstanding	Wtd. Avg. Remaining Life	Wtd. Avg. Exercise Price	Number of Options Exercisable	Wtd. Avg. Exercise Price
$ 0.49 - $0.77	564,000	5.32	$0.74	564,000	$0.74
$ 0.77 - $1.09	536,000	8.09	1.02	135,667	0.94
$ 1.11 - $1.30	576,000	7.14	1.23	360,171	1.25
$ 1.31 - $1.83	536,500	6.55	1.57	418,010	1.59
$ 2.16 - $3.44	383,500	1.39	2.78	383,500	2.78
$ 0.49 - $3.44	2,596,000	5.97	$1.38	1,861,348	$1.47

The weighted average fair value of options granted during the three-month periods ended September 30, 2004 and 2003 was approximately $0.43 and $0.51, respectively.  The weighted average fair value of options granted during the nine months ended September 30, 2004 and 2003 were approximately $0.49 and $0.76, respectively.

On April 12, 2004, the Board of Directors adopted the ProCyte Corporation 2004 Stock Option Plan subject to stockholder approval, which approval was obtained on May 19, 2004.  2,000,000 shares of common stock have been reserved for the plan, which provides for the grant of nonqualified and incentive stock options.  At September 30, 2004 there were 41,662 shares reserved for issuance under the Company’s 1996 Stock Option Plan.

8.              Related Party Disclosures

In July 2001 the Company sold its contract manufacturing operations to Emerald Pharmaceutical L.P. (“Emerald”) and received a promissory note in the principal amount of $2 million as part of the consideration.  The note was secured by a security agreement covering substantially all of the assets of Emerald and requires Emerald to make monthly interest-only payments equal to the effective yield on the 10 Year US Treasury Note, adjusted quarterly.  As part of the agreement, ProCyte subleased a portion of its leased facility, including existing leasehold improvements, to Emerald.  The Company also received a minority limited partnership interest in Emerald as part of the consideration received in the sale.

Emerald suspended operations in February 2004 and until that time ProCyte had engaged Emerald to manufacture copper peptide compounds, and to perform incoming quality testing and other analytical services.  Emerald billed ProCyte a total of $415,000 for the three-month period ended September 30, 2003, and $19,000 and $1.6 million for the nine months ended September 30, 2004 and 2003, respectively, for such products and services.  Emerald provided no products or services during the three months ended September 30, 2004. ProCyte has other sources for these products and services at prices that do not materially differ from those charged by Emerald.  ProCyte had no trade payables to Emerald at September 30, 2004 and December 31, 2003.

One of the Company’s Directors also serves as Chairman and Chief Executive Officer of one of ProCyte’s customers.  ProCyte’s sales to the customer were $235,000 and $248,000 for the three month periods ended September 30, 2004 and 2003, respectively and $632,000 and $593,000 for the nine month periods ended September 30, 2004 and 2003, respectively.  The customer’s trade receivable balances were $158,000 and $165,000 on September 30, 2004 and December 31, 2003, respectively.

9.              Loss on Asset Impairment ; Assets Held For Sale

In February 2004, the General Partner of Emerald informed the Company that Emerald had suspended operations and terminated all employees in an effort to conserve remaining capital while it sought other entities to operate or purchase the facility.  Emerald was ultimately not successful in returning to operations and, therefore, ProCyte terminated the facility sublease effective June 25, 2004.  In addition, effective July 16, 2004, ProCyte, as a secured party, completed a strict foreclosure process of accepting substantially all of Emerald’s assets in satisfaction of Emerald’s obligations under the $2 million promissory note.  Based upon the information known at the time, ProCyte recorded a $294,000 impairment charge in the period ended June 30, 2004. The fair value of assets received upon completion of the strict foreclosure in July 2004 was estimated to be $841,000.  Assets received that related to the contract manufacturing operation were made available for immediate sale and the estimated fair value of such assets was recorded as assets held for sale.  As a result of the sale of the assets described in note 10, management concluded that the carrying value of the assets should be reduced an additional $25,000, which was recorded as a loss on asset impairment in the third quarter ended September 30, 2004.

10.       Subsequent Event

On October 22, 2004, ProCyte entered into a definitive agreement to sell substantially all of the assets described in footnote 9 and simultaneously closed the sale transaction contemplated by the agreement.  The sale agreement contained customary representations, warranties and covenants, including a covenant from ProCyte to defend, indemnify and hold harmless the buyer and its affiliates, successors and assigns from and against any loss, liability, claim, damage or expense arising out of our related to any breach by ProCyte of its representations, warranties or covenants under the agreement, including a warranty of good and valid title to the assets transferred by the agreement.  Net proceeds, after deducting costs related to the sale incurred in October, were $814,000, which was equal to the net carrying value of the assets sold recorded on the balance sheet at September 30, 2004.

In connection with the agreement, ProCyte also entered into an amendment to its current facilities lease dated October 1, 1993, as amended (the “Lease”).  The amendment removes 20,600 square feet from ProCyte’s existing facility lease, reducing ProCyte’s future operating lease obligation immediately after the sale by approximately $16,000 per month.  The total reduction in the future lease obligation as a result of this amendment is approximately $668,000 over the remaining term of the lease.  The amendment also relieves ProCyte of its contingent obligation to reimburse the landlord for certain facility restoration work provided for in the lease.  Other principle terms of the lease, including the expiration dates (December 2005 for 1,727 square feet and June 2007 for the remaining 12,182 square feet), were not modified by the amendment.

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

Recent Events

On July 16, 2004, the Company, as a secured party, completed the strict foreclosure process of accepting substantially all of Emerald’s assets in satisfaction of Emerald’s obligations under the $2 million promissory note.  Based upon the information known at the time, including management’s assessment of the estimated fair value of the assets received, ProCyte recorded an impairment charge of $294,000 at June 30, 2004.  Assets received that related to the contract manufacturing operation were made available for immediate sale and the estimated fair value of such assets was recorded as assets held for sale.  At September 30, 2004, management reviewed the cost estimates related to the selling activity for these assets and concluded that the carrying value of the assets should be reduced an additional $25,000, which was recorded as a loss on asset impairment in the third quarter ended September 30, 2004.

On October 22, 2004, ProCyte entered into a definitive agreement to sell the above described assets and simultaneously closed the sale transaction contemplated by the agreement.  The sale agreement contained customary representations, warranties and covenants, including a covenant from ProCyte to defend, indemnify and hold harmless the buyer and its affiliates, successors and assigns from and against any loss, liability, claim, damage or expense arising out of our related to any breach by ProCyte of its representations, warranties or covenants under the agreement, including a warranty of good and valid title to the assets transferred by the agreement.  Net proceeds, after deducting costs incurred in October related to the sale were $814,000, the net carrying value on the balance sheet of the assets sold.

In connection with the agreement, ProCyte also entered into an amendment to its current facilities lease dated October 1, 1993, as amended (the “Lease”).  The amendment removes 20,600 square feet from ProCyte’s existing facility lease, reducing ProCyte’s future operating lease obligation immediately after the sale by approximately $16,000 per month, a benefit that increases in June 2005 when there is a scheduled rate increase.  The total reduction in the future lease obligation as a result of this amendment is approximately $668,000 over the remaining term of the lease.  The amendment also relieves ProCyte of its contingent obligation to reimburse the landlord for certain facility restoration work provided for in the lease.  Other principle terms of the lease, including the expiration dates (December 2005 for 1,727 square feet and June 2007 for the remaining 12,182 square feet), were not modified by the amendment.

Critical Accounting Policies and Estimates

The “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as disclosures included elsewhere in this Form 10-Q, are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.  The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingencies.  On an ongoing basis, we evaluate the estimates used, including those related to impairment and useful lives of intangible assets, allowances for accounts receivable and assets held for sale, and for excess and obsolete inventory.  We base our estimates on historical experience, current conditions and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources as well as identifying and assessing our accounting treatment with respect to commitments and contingencies.  Actual results may differ from these estimates under different assumptions or conditions.  We believe the following critical accounting policies involve the more significant judgments and estimates used in the preparation of the consolidated financial statements.

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

Assets acquired in settlement of debt and held for sale are valued at their estimated fair value as of the date of foreclosure.  Management evaluates the value of foreclosed assets held for sale periodically and decreases the carrying value of the assets for any subsequent declines in fair value.  Changes in the valuation of and gains/losses on sales of foreclosed assets are included in loss on asset impairment.

Results of Operations

Three Months Ended September 30, 2004 and 2003

Revenue

	Three Months Ended September 30,
	2004	2003	% Change
	(in thousands)
Products	$2,683	$1,918	40%
Copper peptide compound	200	368	(46)%
Royalties	353	437	(19)%
	$3,236	$2,723	19%

Product revenues for the third quarter of 2004 increased $765,000, or 40 percent over the third quarter of 2003.  The increase was primarily due to a $339,000, or 247 percent increase in sales to international distributors, a $187,000 or 12 percent increase in sales to physicians and the additional sales related to the spa distribution business included in the 2004 third quarter.  During 2004, we directed specific efforts at growing our international business, including the addition of a new international sales director in November 2003.  During the third quarter of 2004, we completed the negotiations for a new distribution agreement with our current Korean distributor and entered into distribution agreements with four new distributors located in Taiwan, Hong Kong, Malaysia and Australia.  Due to the number of new agreements occurring in a single quarter and the buying patterns of our international distributors, the results of the 2004 third quarter are not necessarily an indication of future quarterly international sales results for a single quarter.  Sales to physicians have been improving each quarter, on a comparable quarter basis, since the third quarter of 2003 driven in part by the introduction of new products in the first and second quarter of 2004 and the implementation of new sales and training programs.

Copper peptide compound shipments are driven by the purchasing patterns of our largest licensee, Neutrogena, which can vary based upon production cycles, adjustments in safety stock and other factors beyond our control.  As a result of these factors, 46% less copper peptide compound was shipped in the third quarter of 2004 as compared to the comparable 2003 quarter.

Royalty revenue is based upon sales generated by our licensees, principally Neutrogena.  Royalty revenues may fluctuate from quarter to quarter, due to the licensees’ timing of new market launches,

special promotions and other factors beyond the Company’s control.  Royalties received from Neutrogena in the third quarter of 2004 were 19 percent lower than the comparable 2003 quarter.  Royalty revenue varies from quarter to quarter due to differences in the timing of our licensees’ promotions and expansions into new territories and therefore quarterly comparisons are expected to vary as a result.

Gross Profit

Gross profit for the 2004 third quarter increased by $432,000, or 21 percent, over the third quarter of 2003 to $2.5 million.  Gross margin for the 2004 third quarter was 77 percent as compared to 76 percent in the 2003 third quarter.  The increase in gross profit is primarily from the 40% increase in product revenues for the 2004 third quarter, which was partially offset by the decrease in royalty revenue for that quarter.

Operating Expenses

	Three Months Ended September 30,
	2004	2003	% Change
	(in thousands)
Marketing and selling	$1,092	$1,024	7%
Research, general and administrative	1,055	797	32%
Loss on asset impairment	25	—	—
Total operating expenses	$2,171	$1,821	19%

Marketing and selling expenses for the third quarter of 2004 increased primarily due to expenses related to the spa distribution business in the 2004 quarter.  This is partially offset by $83,000 in costs related to the development and testing of an infomercial included in the third quarter of 2003 and not repeated in 2004.

Research, general and administrative expenses for the 2004 third quarter increased $258,000 over the comparable 2003 period.  This was primarily due to approximately $111,000 in expenses related to Emerald not making rental and other payments under its sublease and other agreements and costs related to supporting the manufacturing facility.  Such payments partially offset the Company’s rent expense in the 2003 quarter.  The remaining increase for the 2004 third quarter over the comparable 2003 period was from general market increases in compensation and employee benefit expenses, a provision for estimated bonuses included in the 2004 third quarter but not in the 2003 third quarter due to lower performance in 2003, legal expense increases due to the timing of contract and general corporate work, and additional expenses from the inclusion of spa operations in the 2004 third quarter period.  These increased expenses were partially offset by a $38,000 decrease in bad debt expense due to the receipt of payments in the 2004 third quarter from accounts previously written off in prior periods.

Loss on asset impairment relates to the assets held for sale.  The Company sold these assets on October 22, 2004.  Considering the proceeds received in October and the remaining cost incurred to sell, ProCyte took a loss on asset impairment charge of $25,000 at September 30, 2004.

Interest and Other Income

Interest and other income earned during the third quarter of 2004 decreased primarily due to interest income not received on the Emerald note during the 2004 quarter.

Net Income

Net income before income taxes was $323,000 for the third quarter of 2004, an increase of 24% as compared to $261,000 for the 2003 period.  As a result of the partial reversal of our deferred tax asset valuation allowance in the fourth quarter of 2003, ProCyte’s 2004 third quarter reflects a provision for income tax expense while in the comparable 2003 period no income tax expense was recorded.  Accordingly, third quarter 2004 net income, after a $122,000 provision for income tax expense was $201,000 or $0.01 per diluted share as compared to net income of $261,000 or $0.02 per diluted share in the 2003 third quarter.

Nine Months Ended September 30, 2004 and 2003

Revenue

	Nine Months Ended September 30,
	2004	2003	% Change
	(in thousands)
Products	$7,834	$5898	33%
Copper peptide compound	1,364	1,583	(14)%
Royalties	942	1,220	(23)%
	$10,140	$8,701	17%

Product revenues for the first nine months of 2004 increased $1.9 million, or 33 percent, over the first nine months of 2003. The increase was primarily due to a $1.1 million or 23 percent increase in sales to physicians, a $330,000 or 68 percent increase in sales to international distributors, and $594,000 in sales related to the spa distribution business included in the comparable 2004 period.  Sales to physicians have been improving each quarter, on a comparable quarter basis, since the third quarter of 2003 driven in part by the introduction of new products in the first and second quarter of 2004 and the implementation of new sales and training programs.

Copper peptide compound shipments are driven by the purchasing patterns of our largest licensee, Neutrogena, which can vary based upon production cycles, adjustments in safety stock and other factors beyond our control.  Accordingly, the quarterly comparisons can be volatile and inconsistent and they have been so in 2004 as compared to comparable quarters of 2003.  For the first nine months of 2004 Copper peptide compound revenues were 14 percent lower than the comparable 2003 period.

Royalty revenue is based upon sales generated by our licensees.  Royalty revenues may fluctuate from quarter to quarter, due to the licensees’ timing of new market launches, special promotions and other factors beyond the Company’s control.  Royalties earned in the first nine months of 2004 decreased 23 percent as compared to the corresponding 2003 period, principally due to lower reported sales of licensed products by Neutrogena.  In addition, upon the expiration of the underlying ProCyte patent in February 2005, the license agreement specifies that lower royalty percentages be used for the remaining term, the impact of which will be a reduction in the average effective royalty rate of approximately 34 percent. The actual dollar amount of royalty income recognized in future periods is dependent upon both the royalty percentages in effect during the period and the actual applicable sales reported by Neutrogena, which can vary from quarter to quarter.  Therefore, historic royalty revenue is not an indication of future results.

Gross Profit

Gross profit for the first nine months of 2004 increased by $1.1 million, or 18 percent, to $7.4 million.  Gross margin for the first nine months of 2004 was 73 percent as compared to 72 percent in the corresponding 2003 period.  The increase in gross profit during the first nine months of 2004 was primarily due to the 33% increase in product sales, which was partially offset by the decrease in royalty revenue when compared to the first nine months of 2003. The increase in gross margin percentage is due to a slightly different revenue mix in the two periods being compared.

Operating Expenses

	Nine Months Ended September 30,
	2004	2003	% Change
	(in thousands)
Marketing and selling	$3,549	$3,237	10%
Research, general and administrative	3,203	2,731	17%
Loss on asset impairment	319	—	—
Total operating expenses	$7,071	$5,968	19%

Marketing and selling expenses for the first nine months of 2004 increased $312,000 primarily due to increased selling activity during the period.  Of the net increase, approximately $407,000 was related to higher salary, benefit and travel costs from increased headcount supporting selling efforts in the 2004 period, higher commission expense related to the 33% increase in current period product sales and increased legal expenses related to the establishment and defense of the Company’s trademarks.  In addition, the first nine months of 2004 includes expenses related to the spa distribution business not included in the 2003 period.  These increases are partially offset by $770,000 in costs related to the development and testing of an infomercial included in the 2003 period and not repeated in 2004.

Research, general and administrative expenses for the first nine months of 2004 increased $472,000 over the comparable 2003 period.  This was primarily due to approximately $343,000 in expenses related to Emerald not making rental and other payments under its sublease and other agreements and costs related to supporting the manufacturing facility.  Such payments from Emerald partially offset the Company’s rent expense in the 2003 period.  The remaining increase for the nine months of 2004 over the comparable 2003 period was from general market increases in compensation and employee benefit expenses, legal expenses increasing due to the timing of contract and general corporate work, and expenses from the addition of spa operations in the 2004 period.  These increased expenses were partially offset by a $285,000 decrease in bad debt expense due to the receipt of payments in 2004 from accounts previously written off in prior periods and a lower accrual for estimated bonuses in the first nine months of 2004 as compared to the comparable 2003 period.

Interest and Other Income

Interest and other income earned during the first nine months of 2004 decreased $95,000 to $64,000 primarily due to a decrease of $79,000 in interest income not recognized on the Emerald note in the 2004 period due to Emerald’s suspension of operations in February 2004 and a termination settlement of $50,000 received from Merck KGaA in the first quarter of 2003.  This decrease was partially offset by interest income of $34,000 recognized during the second quarter of 2004 upon the final settlement of accounts receivable from a former licensee and written off in 2002.

Net Income

Net income before income taxes was $359,000 for the first nine months of 2004, a decrease of 13% as compared to $414,000 for the comparable 2003 period.  Net income for the first nine months of 2004, after a $137,000 provision for income tax expense was $222,000, or $0.01 per diluted share, compared to net income of $397,000 or $0.02 per diluted share for the same period of 2003, which included no comparable provision for income tax expense. The decrease in net income is due to the effect of including the provision for income tax expenses in the 2004 period and the expenses and impairment charge related to the manufacturing facility incurred during the nine month period ended September 30, 2004.

Liquidity and Capital Resources

The Company relies primarily on cash flow from operations to fund its operations and capital expenditures.  At September 30, 2004, the Company had approximately $5.3 million in cash and cash equivalents, compared to $3.8 million at December 31, 2003.  The net change in cash and cash equivalents during the first nine months of 2004 reflects a net increase in cash of $1.5 million.  The significant components of this positive cash increase are an increase in trade payables, the receipt of payment on a note due from an officer and the receipt of a customer deposit under a supply contract.  Positive cash generated was partially offset by the reduction in cash flow from Emerald as discussed below, the payment of the 2003 management bonuses in March 2004, an increase in prepaid insurance premiums for several annual policies that renewed in August or were extended until August of 2005, and net cash used in support of the spa products distribution business.

As of February 2004, Emerald Pharmaceuticals, L.P. suspended operations and in fiscal 2003 ProCyte recorded an impairment related to its $2.0 million note receivable due to the uncertainty that the full amount would be collected.  Emerald also leased its facility from ProCyte under an operating sublease.  During the first nine months of 2004, except for January rent, ProCyte did not receive the interest and rental payments due under its agreements with Emerald.  Therefore, cash flow from operations was reduced by $40,000 per month, from the comparable 2003 period.  ProCyte terminated the sublease on June 25, 2004 in order to take back the facility and protect the Company’s collateral and other interests.  Effective that date, ProCyte become responsible for facility related operating expenses such as utilities, insurance and security of approximately $11,000 per month.  In October 2004, ProCyte completed the asset sale described in Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Recent Events,” and received net proceeds, after deducting costs incurred in October related to the sale of $814,000.  As part of the asset sale, the Company amended its primary facility lease reducing the monthly rent expense by $16,000 per month, or a total of $668,000 over the remaining term of the lease.

Spa sales have developed more slowly than initially anticipated at the time we acquired the spa business at the end of 2003, and for the nine months ended September 30, 2004 spa sales activity had required net cash to support operations of $300,000.  Based upon recent experience and current plans, ProCyte believes that additional cash of up to $150,000 could be required over the next two quarters before spa operations provide positive cash flow from operations.

We may see fluctuations in operating cash flows in future periods as they depend in large part on the timing of deposits received from our licensees, of new product introductions and the timing of shipments to and payments received from our customers.  Additionally, ProCyte received $900,000 in cash from the completion of the asset sale on October 22, 2004 increasing available cash in the fourth quarter of 2004.

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

Additional Information About the Company’s Business; Risk Factors

Loss of or Reduction in Orders by Significant Customers Could Adversely Affect Our Net Revenues and Results of Operations

Although the Company’s customer base is made up of a large number of customers, Neutrogena accounted for approximately 23 percent of the Company’s net revenue during the first nine months of 2004 and our top 10 customers comprised approximately 37 percent of such net revenues.  Any decrease in or loss of revenues from these customers could have an adverse effect on our net revenues and results of operations or impair our ability to increase net revenues.  The Neutrogena technology license agreement expires in April 2010, however the royalty payments related to each territory continue for a period not less than five years from the date products were first sold in each territory, which may extend the royalty period beyond 2010 for certain territories.  Royalty revenue from the Neutrogena license agreement accounted for 9 percent and 14 percent of the Company’s net revenues in the first nine months of 2004 and 2003, respectively.  The patent related to the Neutrogena license agreement expires February 5, 2005, the effect of which will be a reduction in the percentage paid as royalty during the remaining royalty period as set forth in the agreement.  Revenues from sale of copper peptide compound to Neutrogena pursuant to a related supply agreement, accounted for 14 percent and 18 percent of net revenues in the first nine months of 2004 and 2003, respectively. The supply agreement expires in April 2005, with extensions for additional two-year terms by mutual consent of the parties up to April 2010.  There can be no assurance that this agreement will be extended beyond April 2005, or if extended, that it will be extended to April 2010.  Also, the timing of copper peptide compound shipments are driven by Neutrogena’s purchasing patterns, which can vary based upon production cycles, adjustments in safety stock and other factors beyond our control, causing the revenue from copper peptide compound sales to fluctuate from quarter to quarter.

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

Recent Profitability; Profitability May Fluctuate in Future Periods

The Company has been marketing products based on its proprietary copper peptide technology since 1996.  In addition to sales of products based on its proprietary copper peptide technology, the Company’s revenues have historically included sales of non-proprietary products, license fees and royalties, revenue from contract manufacturing and interest income.  The contract manufacturing operation was sold in July 2001.  During fiscal 2002, the Company reported net profits and positive cash flow from operations for the first time in its operating history.  During 2003, the Company reported net income before tax benefit and break even cash flow from operations.  During the first nine months of 2004, the company reported a net profit and positive cash flow from operations.  Attaining consistent profitability is dependent upon a wide variety of factors, including successfully manufacturing and marketing of the Company’s products, entering into and maintaining agreements with third parties for commercialization of the Company’s products, successfully licensing the Company’s products and technology and general economic conditions, including those which affect demand for the services of our dermatologist, plastic and cosmetic surgery customers.  Payments under corporate alliances and licensing arrangements may be subject to fluctuations in both timing and amounts and therefore the level of profitability may vary significantly from quarter to quarter.

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

Need for Additional Capital

The Company generated positive cash from operations in the first nine months ended September 30, 2004 and break even cash flow from operations in 2003.  The Company currently expects that it will generate positive cash flow from operations in 2004.  As of September 30, 2004, the Company had cash and cash equivalents of $5.3 million.  The Company estimates that, at its planned rate of spending, its existing cash and cash equivalents and the interest income thereon will be sufficient to meet its operating and capital requirements for at least the next two years.  There can be no assurance, however, that our underlying assumed levels of revenue and expense will prove accurate.  Whether or not these assumptions prove to be accurate, the Company may need to raise additional capital as the Company may require additional funds to expand or enhance its sales and marketing activities, to accelerate product development, or to acquire a product line or company.  The Company may be required to seek this additional funding through public or private financing, including equity financing, or through collaborative arrangements.  Adequate funds for these purposes, whether obtained through financial markets or from collaborative or other arrangements, may not be available when needed or may not be available on terms favorable to the Company.  If we issue equity securities to raise additional funds, dilution to existing shareholders will result.  If funding is insufficient at any time in the future, the Company may be required to: delay, scale back or eliminate some or all of its marketing and research and development programs; or license to third parties the rights to commercialize products or technologies that the Company would otherwise seek to develop on its own.  Furthermore, the terms of any such license agreements or asset sales might be less favorable than if the Company were negotiating from a stronger position.

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

ProCyte’s success depends, in part, upon its ability to protect its products, technology and trademarks under intellectual property laws in the United States and abroad.  The Company receives a significant amount of its revenue from technology licensing agreements, which are dependent upon patents, and expects to continue licensing its technology for certain markets.  Royalty revenue from the Neutrogena license agreement accounted for 9 percent and 14 percent of the Company’s net revenues in the first nine months of 2004 and 2003, respectively and is based upon Neutrogena’s applicable sales, as set forth in the agreement, multiplied by specified royalty percentages.  The patent related to the Neutrogena license agreement expires February 5, 2005.  Upon expiration of this patent, the agreement specifies that lower royalty percentages be used for the remaining term, the impact of which is a reduction in the average effective royalty rate of approximately 34 percent.  The actual amount of royalty income recognized in future periods is dependent upon the royalty percentages in effect during the period and the actual applicable sales reported by Neutrogena, which can vary from quarter to quarter.  The expiration of the patent would also allow others, including Neutrogena, to manufacture the compound.  The supply agreement expires in April 2005, with extensions for additional two-year terms by mutual consent of the parties up to April 2010.  There can be no assurance that this agreement will be extended beyond April 2005, or if extended, that it will be extended to April 2010.

As of October 22, 2004, the Company had 19 issued US patents expiring between 2005 and 2017 and numerous issued foreign patents and patent registrations.  In addition, the Company has 12 patents applied for of which 9 have been published and are pending action by the United States Patent & Trademark Office.  The patents relate to use of the Company’s copper peptide-based technology for a variety of healthcare applications, and to the composition of certain biologically active, synthesized compounds.  The Company’s strategy has been to apply for patent protection for certain compounds and their discovered uses that are believed to have potential commercial value in countries that offer significant market potential.  There can be no assurance that patent applications relating to the technology used by the Company will result in patents being issued.  Nor can there be any assurance that any patent issued to the Company will not be subject to further proceedings limiting the scope of the rights under the patent or that such patent will provide a competitive advantage, will afford protection against competitors with similar technology, or will not be successfully challenged, invalidated or circumvented by competitors.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

For a discussion of our market risks, refer to the Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in our Annual Report on Form 10-K for the year ended December 31, 2003. There have been no material changes to the information provided that would require additional information with respect to the nine months ended September 30, 2004.

Item 4.  Controls and Procedures

As of the end of the period covered by this report, the Company conducted an evaluation, under the supervision and with the participation of its principal executive officer and principal financial officer, of the effectiveness and design of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)).  Based on this evaluation, the principal executive officer and principal financial officer concluded that these disclosure controls and procedures were effective as of September 30, 2004, in ensuring that the information required to be disclosed by the Company in reports it files or submits under the Exchange Act within the time periods specified in the SEC rules and forms.

There were no changes in the Company’s internal controls over financial reporting during the third quarter of 2004 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Limitations on the Effectiveness of Controls

The Company’s management, including our principal executive officer and principal financial officer, does not expect that the Company’s disclosure controls or its internal controls will prevent all error and all fraud.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of that control system are met.  Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of control must be considered relative to their costs. Because of the inherent limitation in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.  These inherent limitations include the reality that judgments in decision-making can be faulty, and breakdowns can occur because of simple error or mistake.  Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more persons, or by management override of the control.  The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time controls may become inadequate because of changes in conditions, of the degree of compliance with the policies and procedures may deteriorate.  Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Part II - Other Information

Item 6.  Exhibits

(a) Exhibits

See Exhibit Index below.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ProCyte Corporation

Date: November 12, 2004	By:	/s/ John F. Clifford
John F. Clifford, Chairman and CEO

Date: November 12, 2004	By:	/s/ Robert W. Benson
Robert W. Benson, Chief Financial Officer

Exhibit Index

Exhibit	Description	Note
3.1	Restated Articles of Incorporation of the Registrant	A
3.2	Restated Bylaws of the Registrant	A
4.1	Rights Agreement between the Registrant and American Securities Transfer and Trust as of December 7, 1994	G
10.1*	1987 Stock Benefit Plan of ProCyte Corporation	A
10.2*	ProCyte Corporation 1989 Restated Stock Option Plan	B
10.3*	ProCyte Corporation 1991 Restated Stock Option Plan for Non-employee Directors and amendments thereto	D
10.4†	Teachers Insurance & Annuity Association Lease dated as of October 1, 1993 and second amendment thereto dated February 28, 1997	D
10.5*	1996 Stock Option Plan	D
10.6*	ProCyte Corporation 1998 Non-employee Director Stock Plan	F
10.7*	Change of Control Agreement for Ms. Robin Carmichael	K
10.8*	Change of Control Agreement for Mr. John Clifford	K
10.9*	Change of Control Agreement for Mr. Robert Benson	K
10.10*	Form of Indemnity Agreement dated February 23, 1995 between the Registrant and each of Dr. Blake, Mr. Patterson and Mr. Clifford.	C
10.11*	Form of Indemnity Agreement between ProCyte Corporation and each of various of its Officers and Directors	F
10.12*	Severance Agreement for Mr. John Clifford	K
10.13†	License Agreement dated April 19, 2000 between ProCyte Corporation and Neutrogena Corporation	I
10.14*	Indemnity Agreement between ProCyte Corporation and Robert L. Benson dated June 3, 2004	H
10.15*	ProCyte Corporation 2004 Stock Option Plan	K
10.16	Asset Purchase Agreement dated as of October 22, 2004, by and between ProCyte Corporation and ICOS Corporation	J
10.17	Fifth Lease Amendment dated October 20, 2004, between ProCyte Corporation and TIAA Realty, Inc.	J
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	L
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	L
32.1	Section 1350 Certification of Chief Executive Officer	L
32.2	Section 1350 Certification of Chief Financial Officer	L

*	Management contract or compensatory plan or arrangement.
†	Confidential treatment has been granted or requested with respect to portions of this exhibit.
A	Incorporated by reference to the Registrant’s Registration Statement of Form S-1 (No. 33-31353).
B	Incorporated by reference to the Registrant’s Registration Statement of Form S-1 (No. 33-46364).
C	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1994.
D	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1996.
F	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 1998.
G	Incorporated by reference to the Registrant’s Amended Annual Report on Form 10-K/A dated December 31, 1997.
H	Incorporated by reference to the Registrant’s Amended Quarterly Report on Form 10-Q/A (Amendment No.1) for the quarter ended June 30, 2004, filed on August 20, 2004 .
I	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the Quarter ended March 31, 2000.
J	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed October 22, 2004
K	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 2004.
L	Filed herewith.